Form 10QSB
period 2005-12-31
Mystica Candle Corp.
filed 2006-02-10
CIK 1334699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                     For the Period ended December 31, 2005

                        Commission File Number 333-127703


                              MYSTICA CANDLE CORP.
                 (Name of small business issuer in its charter)


         Nevada                       3999                      20-3061907
(State of incorporation)      (Primary SIC Number)      (IRS Employer ID Number)


                                136 Bradley Road
                     Salt Spring Island, BC, Canada V8K 1J5
                                  (604)638-2283
          (Address and telephone number of principal executive offices)


                            Michael M. Kessler, Esq.,
                       3436 American River Drive, Suite 11
                              Sacramento, CA 95864
                    Phone: (916)239-4000 Fax: (916) 239-4008
            (Name, address and telephone number of agent for service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 1,500,000 shares of Common Stock outstanding as of December 31, 2005.

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of             As of
                                                                       December 31,       June 30,
                                                                          2005              2005
                                                                        -------           -------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $   756           $ 7,500
                                                                        -------           -------
TOTAL CURRENT ASSETS                                                        756             7,500
                                                                        -------           -------

TOTAL ASSETS                                                            $   756           $ 7,500
                                                                        =======           =======

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts Payable                                                      $   853           $    --
                                                                        -------           -------
TOTAL CURRENT LIABILITIES                                                   853                --

TOTAL LIABILITIES                                                           853                --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,500,000 shares issued and outstanding
   as of December 31, 2005 and June 30, 2005)                             1,500             1,500
  Additional paid-in capital                                              6,000             6,000
  Deficit accumulated during the development stage                       (7,597)               --
                                                                        -------           -------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (97)            7,500
                                                                        -------           -------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $   756           $ 7,500
                                                                        =======           =======

                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                              June 24, 2005
                                           Six Months       Three Months       (inception)
                                             Ended             Ended            through
                                          December 31,      December 31,      December 31,
                                              2005              2005              2005
                                          -----------       -----------       -----------
REVENUES
  Revenues                                $        --       $        --       $        --
                                          -----------       -----------       -----------
      TOTAL REVENUES                               --                --                --

OPERATING COSTS
  Administrative expenses                       5,097             3,015             5,097
  Professional fees                             2,500             1,500             2,500
                                          -----------       -----------       -----------
      TOTAL OPERATING COSTS                     7,597             4,515             7,597
                                          -----------       -----------       -----------

NET INCOME (LOSS)                         $    (7,597)      $    (4,515)      $    (7,597)
                                          ===========       ===========       ===========

BASIC EARNINGS (LOSS)  PER SHARE          $     (0.01)      $     (0.00)
                                          ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  1,500,000         1,500,000
                                          ===========       ===========

                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
            From June 24, 2005 (Inception) through December 31, 2005
--------------------------------------------------------------------------------


                                                                                      Deficit
                                                                                    Accumulated
                                                            Common     Additional      During
                                                Common      Stock       Paid-in     Development
                                                Stock       Amount      Capital        Stage        Total
                                                -----       ------      -------        -----        -----
BALANCE, JUNE 24, 2005                              --      $   --       $   --       $    --      $    --

Stock issued for cash on June 24, 2005
@ $0.005 per share                             750,000         750        3,000                      3,750

Stock issued for cash on June 24, 2005
@ $0.005 per share                             750,000         750        3,000                      3,750
                                             ---------      ------       ------       -------      -------
Net loss, June 30, 2005                                                                                 --

BALANCE, JUNE 30, 2005                       1,500,000      $1,500       $6,000       $    --      $ 7,500
                                             ---------      ------       ------       -------      -------
Net loss,  December 31, 2005                                                           (7,597)      (7,597)

BALANCE, DECEMBER 31, 2005                   1,500,000      $1,500       $6,000       $(7,597)     $   (97)
                                             =========      ======       ======       =======      =======

                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    June 24, 2005
                                                                  Six Months       Three Months      (inception)
                                                                    Ended             Ended            through
                                                                 December 31,      December 31,      December 31,
                                                                     2005              2005              2005
                                                                   -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(7,597)          $(4,515)          $(7,597)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable                              853               853               853
                                                                   -------           -------           -------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (6,744)           (3,662)           (6,744)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                --                --             7,500
                                                                   -------           -------           -------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               --                --             7,500
                                                                   -------           -------           -------

NET INCREASE (DECREASE) IN CASH                                     (6,744)           (3,662)              756

CASH AT BEGINNING OF PERIOD                                          7,500             4,418                --
                                                                   -------           -------           -------
CASH AT END OF PERIOD                                              $   756           $   756           $   756
                                                                   =======           =======           =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during year for:
    Interest                                                       $    --           $    --           $    --
                                                                   =======           =======           =======
    Income Taxes                                                   $    --           $    --           $    --
                                                                   =======           =======           =======

                       See Notes to Financial Statements

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Mystica Candle Corp. (the Company) was incorporated under the laws of the State of Nevada on June 24, 2005. The Company's principal products are the soy-blend wax candles. The Company plans to manufacture, market, distribute and sell the soy-blend wax candles.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, and development of its business plan and a target customer market. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective June 24, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. INCOME TAXES (CONTINUED)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $7,597 during the period from June 24, 2005 (inception) through December 31, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 1,000,000 shares of common stock for sale at $.05 per share to raise capital of $50,000 to implement their business plan. Without the ability to raise capital the Company may be hard pressed to continue their research and development of the candle making production and may give rise to the assessment of substantial doubt about the Company's ability to continue as a going concern. In the immediate future the Company's directors have verbally agreed to loan the company funds to complete the registration. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


NOTE 5. RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. Beginning August 1, 2005 the Company has paid Jon Suk, a director, $100 per month for use of office space and services. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On 24, 2005 the Company issued 750,000 shares of common stock to a director for cash valued at $0.005 per share.

On 24, 2005 the Company issued 750,000 shares of common stock to a director for cash valued at $0.005 per share.

As of December 31, 2005 the Company had 1,500,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2005:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,500,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated minimal revenues to date.

We incurred operating expenses of $4,515 and $7,597 for the three month and six month periods ended December 31, 2005. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three and six months ended December 31, 2005 was $4,515 and $7,597, respectively. Since we have only been incorporated since June 24, 2005, no comparisons are included in this report to previous years.

Cash provided by financing activities for the three and six months ended December 31, 2005 was $7,500 resulting from the sale of common stock to our directors, Mr. Suk and Ms. Sikorski, who each purchased 750,000 shares of our Common Stock at $0.005 per share on June 24, 2005.

In order to achieve our business plan goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-127703 which became effective on January 10, 2006.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect that we will only be able to complete the first five months of our business plan without additional funds. In order to fully implement our business plan for the remaining 7 months we would require $37,000. If we are unable to receive funding from the offering of our shares we would postpone our cost-intensive plans such as renovations, furniture and equipment purchases, travel and trade shows and advertising while we investigate alternative funding. Our directors have verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations, but we will require full funding to implement our complete business plan. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

COMPLETED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

AUGUST 2005:

We researched candle making production, including using colors and scenting soy wax with essential oils. We identified suppliers for all materials and source containers and packaging. We designed a logo and labels. Ms. Candace Sikorski, one of our directors, conducted competitive market research, by visiting the Alberta Gift Show in Edmonton, August 14-17, and gift shops as well as internet research. We purchased and tested candles deemed to be in a similar target market, for competitive research. The domain name mysticacandle.com was secured by Jon Suk. Budget: Rent $100, R&D $200 - Total $300

SEPTEMBER 2005:

We placed orders for producing prototypes for soy wax, essential oils, wicks and containers. Ms. Sikorski produced six prototypes based on various scent blends in lidded glass containers and test marketed these prototypes at the Salt Spring Island Artists market and for consignment at Rainbow Road Trading on Salt Spring Island and Changes Consignment Clothing in Vancouver. Budget: Rent $100, Accounting & Legal $1,000 - Total $1,100

OCTOBER 2005:

Ms. Sikorski continued test production of prototypes based on consumer response. Feedback was received regarding candle scents and packaging. Production of 5 scent formulations was completed for further test marketing at upcoming seasonal art and craft Christmas markets on Salt Spring Island:

Candles produced with the following scent types:
Lavender Bergamot Candles
Pink Grapefruit Lime Candles
Peppermint Vanilla Candles
Blackcurrant Orange Candles
Ginger Lime Candles

We have researched over the internet, online stores that market and sell similar products:

Key Competitors:
Soy Candle Heaven: www.ambiancecandles.com
Ergo Candle: www.ergocandle.com
Aroma Natureals www.aromanaturals.com
Shadow and Light Candles www.sensia.com

Research has shown low penetration in the market in Canada of online shops for soy wax candles. Competitive market research online has identified packaging as a key element. Local shops on Salt Spring Island were visited to research competitive products where we generally found products of lower grade than our prototypes, supporting our plans to market our product as a premium candle.

The results of research conducted will be used to help design our corporate website, planned online store and shopping cart. During tests conducted in

October certain wax types demonstrated undesirable characteristics with respect to container adhesion and thus unsuitable for candle production. Further research was conducted to source alternative materials in order to be able to produce marketable candles. As test production of the candles resulted in some of the inventory of raw materials being deemed unusable, we replenished our stock of raw materials from our selected suppliers:

Canwax: www.canwax.com
      Soy wax, Natural Wicks with no metal core, Containers, Burning Container Labels

Mayers Packaging: www.mayerspackaging.com
      Boxes for candles

Dunwoody Booth Packaging: www.dunwoodybooth.com
      Packaging materials

Rainbow Road Trading: www.rainbowroadtrading.com
      Essential and botanical oils

Completed label design for prototype candles
Completed insert card design for prototype candles

Budget: Rent $100, R&D $300 - Total $400

NOVEMBER 2005:

Ms. Sikorski took product photographs for our corporate website using our prototypes. Mr. Suk designed and launched the website at www.mysticacandle.com.
Budget: Rent $100 - Total $100

DECEMBER 2005:

Mr. Suk began optimizing our website with keywords and links. Ms. Sikorski began to produce products in small quantities intended for local sales outlets. She also attended Christmas Season artists markets on Salt Spring Island. Budget:
Rent $100, Advertising and Marketing $250, Inventory & Supplies $250, Accounting & Legal $1,000 - Total $1,600

JANUARY 2006:

Ms. Sikorski continued to produce and ship products, as our production capacity is limited she concentrated on local sales outlets and interest from the website. Budget: Rent $100, Office & Administration $200 - Total $300

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following criteria for the milestones are based on management's estimates only. The number of candles we plan to have manufactured for our inventory and the other projected milestones are approximations only and subject to adjustment based on costs and needs. In addition to the monthly expense amounts budgeted we have set aside $3,500 in working capital.

FEBRUARY 2006:

Mr. Suk will design, program and launch our online store with a secure shopping cart. Ms. Sikorski will design and print labels and packaging. A product brochure will also be designed and produced. In order to be able to produce our candles at quantity and pursuant to the availability of funding, we will begin to prepare a dedicated facility for candle making production. Mr. Suk will coordinate the conversion of a double garage to include a space for production, storage, administration and a showroom. The conversion will include installation of laminate/wood flooring over existing concrete, drywall installation, electrical outlets, heating and proper lighting. A proper door and additional windows will need to be installed. Cabinets, shelving and countertops for storage and production will be built and a showroom and separate area for administration will be included. The office space will need telephone, computer, fax and accessories. The company must raise investment capital in order to fund facility renovations and purchase equipment. If the company is not able to raise investment capital, it will only be able to maintain production at a level consistent with the prior months and may not be able to meet market demand for our products. Mystica Candle will be represented at the Alberta Gift Show, open to retail trade. Product labels and brochure design can proceed without prerequisites as they can be designed with prototype products. However, without investment capital, the labels and brochures cannot be brought to print production and will adversely affect our ability to produce and market our planned products at high volume, and our ability to prepare for and attend trade shows. Budget: Rent $100, Advertising & Marketing $1,750, Inventory & Supplies $500, Travel & Trade Shows $3,500, Renovations $10,000, Office Equipment & Furniture $2,000, Insurance $650, Office & Administration $100 - Total $18,600

MARCH 2006:

Ms. Sikorski plans to expand our local exposure by sending samples of our products to specialty home and gift retailers in our target market such as Liberty, in the Vancouver and Victoria area. Mystica Candle will be represented at the Vancouver Gift Show, open to retail trade. Production facility renovation will be ongoing.

To support internet store sales, keyword advertising campaigns will be conducted by Mr. Suk via Google and other online outlets. Our products will now be made available for shipping to online customers in Canada and the U.S. Investment funding and renovated production facilities must be in place before the company can expand its marketing efforts. If the company is not able to raise capital, the online store cannot be supported by keyword advertising campaigns, and would negatively affect our ability to attend trade shows and to ship samples of our product to retailers as our product inventory must be committed to orders from the online store and established retail sales channels. Budget: Rent $100, Inventory & Supplies $500, Advertising & Marketing $1,000, Travel & Trade Shows $2,500, Accounting & Legal $1,000, Office & Administration $100 - Total $5,200

APRIL 2006:

Ms. Sikorski will operate booths at local artist/craft markets and the Salt Spring Island Saturday Artists Market. Depending on order/production requirements a part-time production assistant may be needed to help manufacture candles, take and fulfill orders, order supplies and perform general office duties. We would only hire the assistant if revenues allowed for the expense as we have not designated any proceeds from this offering for salaries. Investment funding is a prerequisite to continued advertising and marketing and a lack thereof will negatively affect our ability to establish a market for our products. Budget: Rent $100, Inventory & Supplies $750, Office & Administration $150, Advertising & Marketing $1,000 - Total $2,000

MAY 2006:

We will continue to develop new scent blends and production will be on an on-going basis to fill demand and build a supply of readily available inventory. Our Salt Spring Island Saturday Artists Market booth will be maintained throughout the spring and summer seasons. Investment funding is a prerequisite to continued advertising and marketing. Budget: Rent $100, Advertising & Marketing $1,000, Inventory & Supplies $750, Office & Administration $150 - Total $2,000

JUNE 2006:

Ms. Sikorski will begin a direct marketing campaign to contacts made at trade shows by mailing product brochures to retailers in our target markets. Follow-up communication will be done via e-mail and/or phone. Investment funding is a prerequisite to continued advertising and marketing. Budget: Rent $100, Advertising & Marketing $1,000, Inventory & Supplies $1,000, Accounting & Legal $1,500, Office & Administration $150 - Total $3,750

JULY 2006:

Ms. Sikorski will run booths at local artist/craft markets on Salt Spring Island and also expand to the Sidney Night Market and the Victoria Government Street Sunday Market. We plan to continue expansion of retail outlets for the candles in Canada and the U.S. through direct marketing and consignment. Planned expansion of retail outlets in Canada and the U.S. without investment funding to support advertising and marketing would adversely affect our ability to have a presence at trade shows. Without capital investment the company may not be able to generate sufficient revenue to sustain operations and meet financial obligations into the future. Budget: Rent $100, Advertising & Marketing $1,000, Inventory & Supplies $1,250, Travel & Trade Shows $2,000, Insurance $650, Office & Administration $150 - Total $5,150

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of December 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our June 30, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-127703.

Management's discussion and analysis of our financial condition and results of operations are based on the financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

Loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period reported.

Revenues are recognized as the orders are finalized and shipped, in accordance with the terms of our agreements. We will also determine a reasonable allowance for refunds based on the experience we generate and should a high likelihood or occurrence of refund requests take place. We do not believe that there are realistic alternatives to our revenue recognition policy given the short period of service delivery and the requirement to deliver completed products to our customers. We do not believe there is significant risk of recognizing revenue prematurely since our sales process is standardized, the earnings process is short and no single order is expected to account for a significant portion of our revenue.

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (FIFO) basis.

Our Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the our current financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-127703, at the SEC website at www.sec.gov:

      Exhibit No.                       Description
      -----------                       -----------
         3.1        Articles of Incorporation*
         3.2        Bylaws*
         31.1       Sec. 302 Certification of Principal Executive Officer
         31.2       Sec. 302 Certification of Principal Financial Officer
         32.1       Sec. 906 Certification of Principal Executive Officer
         32.2       Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended December 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


February 9, 2006                    By: /s/ Jon Suk
                                       --------------------------------
                                       Jon Suk, Director, President and
                                       Principal Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


February 9, 2006                    By: /s/ Jon Suk
                                       --------------------------------
                                       Jon Suk, Director, President and
                                       Principal Executive Officer


February 9, 2006                    By: /s/ Candace Sikorski
                                       --------------------------------
                                       Candace Sikorski, Director, Treasurer,
                                       Chief Financial Officer and Principal
                                       Accounting Officer