Form 10QSB
period 2006-03-31
Mystica Candle Corp.
filed 2006-05-15
CIK 1334699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended March 31, 2006

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

There were 2,500,000 shares of Common Stock outstanding as of March 31, 2006.

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of              As of
                                                                         March 31,          June 30,
                                                                           2006               2005
                                                                         --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $ 43,650           $  7,500
                                                                         --------           --------
TOTAL CURRENT ASSETS                                                       43,650              7,500
                                                                         --------           --------

TOTAL ASSETS                                                             $ 43,650           $  7,500
                                                                         ========           ========

                        LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                                       $     90           $     --
                                                                         --------           --------
TOTAL CURRENT LIABILITIES                                                      90                 --
                                                                         --------           --------

TOTAL LIABILITIES                                                              90                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,500,000 and 1,500,000 shares issued and
   outstanding as of March 31, 2006 and June 30, 2005 ,respectively)        2,500              1,500
  Additional paid-in capital                                               55,000              6,000
  Subscription Receivable                                                  (1,500)                --
  Deficit accumulated during the development stage                        (12,440)                --
                                                                         --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                 43,560              7,500
                                                                         --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $ 43,650           $  7,500
                                                                         ========           ========

                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                  June 24, 2005
                               Nine Months       Three Months       (inception)
                                 Ended              Ended            through
                                March 31,          March 31,         March 31,
                                  2006               2006              2006
                               -----------        -----------       -----------

REVENUES
  Revenues                     $        --        $        --       $        --
                               -----------        -----------       -----------
TOTAL REVENUES                          --                 --                --

OPERATING COSTS
  Administrative expenses            7,940              2,843             7,940
  Professional fees                  4,500              2,000             4,500
                               -----------        -----------       -----------
TOTAL OPERATING COSTS               12,440              4,843            12,440
                               -----------        -----------       -----------

NET INCOME (LOSS)              $   (12,440)       $    (4,843)      $   (12,440)
                               ===========        ===========       ===========

BASIC EARNINGS PER SHARE       $     (0.01)       $     (0.00)
                               ===========        ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING       1,565,693          1,565,693
                               ===========        ===========

                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
              From June 24, 2005 (Inception) through March 31, 2006
--------------------------------------------------------------------------------


                                                                                      Deficit
                                                                                    Accumulated
                                                            Common     Additional      During
                                                Common      Stock       Paid-in     Development
                                                Stock       Amount      Capital        Stage          Total
                                                -----       ------      -------        -----          -----
BALANCE, JUNE 24, 2005                              --      $   --       $    --       $     --      $     --

Stock issued for cash on June 24, 2005
@ $0.005 per share                             750,000         750         3,000                        3,750

Stock issued for cash on June 24, 2005
@ $0.005 per share                             750,000         750         3,000                        3,750
                                             ---------      ------       -------       --------      --------
Net loss, June 30, 2005                                                                                    --

BALANCE, JUNE 30, 2005                       1,500,000      $1,500       $ 6,000       $     --      $  7,500
                                             ---------      ------       -------       --------      --------
Stock issued for cash on March 14, 2006
@ $0.05 per share                            1,000,000       1,000        49,000                       50,000

Net loss,  March 31, 2006                                                               (12,440)      (12,440)
                                             ---------      ------       -------       --------      --------
BALANCE, MARCH 31, 2006                      2,500,000      $2,500       $55,000       $(12,440)     $ 45,060
                                             =========      ======       =======       ========      ========


                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                 June 24, 2005
                                                                Nine Months     Three Months      (inception)
                                                                  Ended            Ended           through
                                                                 March 31,        March 31,        March 31,
                                                                   2006             2006             2006
                                                                 --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(12,440)        $ (4,843)        $(12,440)
  Adjustments to reconcile net loss to net cash
   used in operating activities:                                       --               --               --
  Changes in operating assets and liabilities:
    (Increase) decrease in subscription receivable                 (1,500)          (1,500)          (1,500)
    Increase (decrease) in accounts payable                            90             (763)              90
                                                                 --------         --------         --------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (13,850)          (7,106)         (13,850)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           50,000           50,000           57,500
                                                                 --------         --------         --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          50,000           50,000           57,500
                                                                 --------         --------         --------

NET INCREASE (DECREASE) IN CASH                                    36,150           42,894           43,650

CASH AT BEGINNING OF PERIOD                                         7,500              756               --
                                                                 --------         --------         --------
CASH AT END OF PERIOD                                            $ 43,650         $ 43,650         $ 43,650
                                                                 ========         ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $     --         $     --
                                                                 ========         ========
  Income Taxes                                                   $     --         $     --
                                                                 ========         ========

                       See Notes to Financial Statements

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006


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

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $12,440 during the period from June 24, 2005 (inception) through March 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

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

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006


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

On June 24, 2005 the Company issued 750,000 shares of common stock to a director for cash valued at $0.005 per share.

On June 24, 2005 the Company issued 750,000 shares of common stock to a director for cash valued at $0.005 per share.

On March 14, 2006 the Company issued 1,000,000 shares of common stock for cash for cash valued at $0.05 per share.

As of March 31, 2006 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,500,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated minimal revenues to date.

We incurred operating expenses of $4,843 and $12,440 for the three month and nine month periods ended March 31, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three and nine months ended March 31, 2005 was $4,843 and $12,440, respectively. Since we have only been incorporated since June 24, 2005, no comparisons are included in this report to previous years.

Cash provided by financing activities for the three and nine months ended March 31, 2006 was $7,500 resulting from the sale of common stock to our directors, Mr. Suk and Ms. Sikorski, who each purchased 750,000 shares of our Common Stock at $0.005 per share on June 24, 2005 and $50,000 resulting from the sale of common stock to 26 un-affiliated shareholders who purchased 1,000,000 shares of our Common Stock at $0.05 per share pursuant to our initial public offering which was completed on March 14, 2006.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect that our current cash balance of $43,650 will allow us to complete the next 4 months of our business plan without additional funds, at which time sufficient revenues levels are expected to support operations. Our directors have verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

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

JANUARY 2006:

Ms. Sikorski continued to produce and ship products, as our production capacity is limited she concentrated on local sales outlets and interest from the website. Budget: Rent $100, Office & Administration $200 - Total $300

FEBRUARY 2006:

During this period we expended most of our efforts in securing funding through our SB-2 offering in order to be able to advance the operational goals. Further testing and refinement of product prototypes were conducted. Budget: Rent $100, Office & Administration $100 - Total $200

MARCH 2006:

Investment capital was secured after the closing of our offering on March 14, 2006. Jon Suk traveled to Calgary, Alberta and visited stores to research prospective retailers of our products. Wax containers were reviewed for optimal shipping and retail display purposes. Further testing and refinement of product prototypes were conducted. Budget: Rent $100, Inventory & Supplies $500, Travel $1,500, Accounting & Legal $1,000, Office & Administration $100 - Total $3,200

APRIL 2006:

In order to be able to produce our candles at quantity, we have started to prepare a dedicated facility for candle making production. Mr. Suk has coordinated the conversion of a double garage to include a space for production, storage, administration and a showroom. The conversion will include installation of laminate/wood flooring over existing concrete, drywall installation, electrical outlets, heating and proper lighting. A proper door and additional windows will need to be installed. Cabinets, shelving and countertops for storage and production will be built and a showroom and separate area for administration will be included. The office space will need telephone, computer, fax and accessories. A contractor was arranged to begin facility renovations.
Budget:
Rent $100, Office & Administration $150 - Total $250

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

MAY 2006:

Facility renovations will be ongoing. Ms. Sikorski will design and print labels and packaging. A product brochure will also be designed and produced. The online store's interface design will be modified to match the corporate website.
Budget: Rent $100, Renovations $12,500, Office Equipment & Furniture $2,000, Insurance $650, Inventory & Supplies $750, Advertising & Marketing $1,000 - Total $17,000

JUNE 2006:

Ms. Sikorski will operate a booth at the local artist/craft market, Saturday Market in the Park on Salt Spring Island. Ms. Sikorski plans to expand our local exposure by sending samples of our products to specialty home and gift retailers in our target market such as Liberty, in the Vancouver and Victoria area. We plan to ship samples of our products to prospective retailers identified by Mr. Suk in Calgary, Alberta. To support internet store sales, keyword advertising campaigns will be conducted by Mr. Suk via Google and other online outlets. Our products will now be made available for shipping to online customers in Canada and the U.S. Depending on order/production requirements a part-time production assistant may be needed to help manufacture candles, take and fulfill orders, order supplies and perform general office duties. We would only hire the assistant if revenues allowed for the expense as we have not designated any proceeds from financing for salaries. Budget: Rent $100, Advertising & Marketing $1,000, Inventory & Supplies $1,000, Accounting & Legal $1,500, Office & Administration $150 - Total $3,750

JULY 2006:

Ms. Sikorski will operate a booth at the local artist/craft market, Saturday Market in the Park on Salt Spring Island and also expand to the Sidney Night

Market and the Victoria Government Street Sunday Market. We plan to continue expansion of retail outlets for the candles in Canada and the U.S. through direct marketing and consignment. Budget: Rent $100, Advertising & Marketing $1,000, Inventory & Supplies $1,250, Travel & Trade Shows $2,000, Insurance $650, Office & Administration $150 - Total $5,150

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of March 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our June 30, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-127703.

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

There were no reports filed on Form 8-K during the quarter ended March 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 12, 2006                         By: /s/ Jon Suk
                                        ----------------------------------------
                                        Jon Suk, Director, President and
                                        Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


May 12, 2006                         By: /s/ Jon Suk
                                        ----------------------------------------
                                        Jon Suk, Director, President and
                                        Principal Executive Officer


May 12, 2006                         By: /s/ Candace Sikorski
                                        ----------------------------------------
                                          Candace Sikorski, Director, Treasurer,
                                          Chief Financial Officer and Principal
                                          Accounting Officer