Form 10KSB
period 2006-06-30
Mystica Candle Corp.
filed 2006-09-28
CIK 1334699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2006

                        Commission File Number 333-127703


                              MYSTICA CANDLE CORP.
                 (Name of Small Business Issuer in Its Charter)


           NEVADA                                                20-3061907
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

          136 Bradley Road
     Salt Spring Island, BC  Canada                               V8K 1J5
(Address of principal Executive Offices)                         (Zip Code)

           (604) 638-2283                                      (270) 778-3367
     (Issuer's Telephone Number)                           (Issuer's Fax Number)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

As of June 30, 2006, the registrant had 2,500,000 shares of common stock, $.001 par value, issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established at this time.

DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                               1
Item 2.  Description of Property                                               7
Item 3.  Legal Proceedings                                                     7
Item 4.  Submission of Matters to a Vote of Securities Holders                 7

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities                  8
Item 6.  Management's Discussion of Analysis or Plan of Operation              9
Item 7.  Financial Statements                                                 14
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             25
Item 8A. Controls and Procedures                                              25

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons         25
Item 10. Executive Compensation                                               27
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      28
Item 12. Certain Relationships and Related Transactions                       28
Item 13. Exhibits                                                             29
Item 14. Principal Accountant Fees and Services                               29

Signatures                                                                    29

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS AND THEIR MARKETS

Our principal products are the soy-blend wax candles that we manufacture, market, distribute and sell through Mystica Candle Corp. under the Mystica Candle brand name. We initially sell these candles in Canada (art markets and gift shops) and eventually internationally through our online internet store.

We sell naturally scented soy-blend wax candles using blends of essential plant oils and Indian oil compounds. The benefits of soy wax over regular paraffin wax include: burns clean with little to no soot; burns longer and cooler; bio-degradable; supports North American soy bean farmers; non-toxic; environmentally sensitive; and, cleans up with soap and water. (see www.iasoybeans.com and click on SoyCandles) Mystica Candles are made with high quality materials including non-lead wicks and are hand-made in small batches. The candles are poured in heat-resistant stylish glass containers, with packaging based on the most current trends. Although we operate in a highly competitive market, what distinguishes Mystica Candles are the soy-blend vegetable wax and natural scents based on the principles of aromatherapy. Candles are being purchased for stress relief, home fragrance, decoration and gift giving. As the candle industry grows, consumers are looking for something new and different, naming natural wax, textures and packaging as the key elements for the next generation in candles. Another factor attributed to the emerging trend of natural candles is safety. Safety is a concern for consumers, with all natural vegetable oils and non-lead wicks increasing in popularity.

Mystica Candles appeal to the customer seeking high-quality, natural home fragrance products and gifts at a reasonable price. Our Mystica Candles are initially sold in Canada and through our online planned internet store to health and environmentally conscious customers, seeking stylish natural solutions to home fragrance with the benefits of aromatherapy.

Aromatherapy is the art of using oils extracted from plants for healing. These essential oils are most commonly used in massage, baths and inhalation treatments.

Essential oils are extracted from flowers, seeds, fruits, leaves, bark, roots and resins, ideally without the use of chemicals from organically grown plants. Distillation (heating the plant by boiling or steaming until it vaporizes) is the most common form of extraction. Other methods include maceration (a traditional process by which plant material is immersed in hot oil to release its essence and scenting the oil), expression (crushing the rind of citrus fruit to obtain oil) and enfleurage (a less common approach in which flowers are pressed into fat-coated glass plates).

The oils are absorbed into the body via the skin's pores during massage or by inhalation through the nose. Molecules within the oils enter the bloodstream, and from there target the nervous system, thus affecting ones emotional and physical well being.

Each essential oil has a number of different properties. For example, lavender is a sedative, antidepressant, antispasmodic and antiseptic. It is mainly used to relieve nervous tension, relieve digestive complaints and treat skin conditions such as burns, insect bites and acne. Tea tree is a powerful antiseptic, geranium is a mood enhancer, eucalyptus is a decongestant, antiviral and antibacterial.

We plan to update our product line twice a year while retaining our top selling fragrance blends as well. We will update our products based on the Christmas and spring/summer art market seasons to capitalize on gifts, souvenirs and personal consumption.

We are confident in the quality of our products and offer a money-back guarantee (within two weeks of purchase) to ensure customer satisfaction. Customers who buy from a retailer or market will return their candle to where they purchased it, who will then return it to us for reimbursement. Customers who buy from our online store will be required to cover shipping charges to return it to us.

The logo and corporate colors for Mystica Candle Corp. have been designed and determined. The colors for the logo are steel blue and chocolate brown. Labels have been designed printed.

Prototype scents were developed and included:
Lavender, Geranium & Bergamot
Peppermint & Lemon
Pink Grapefruit and Lime
Eucalyptus & Orange & Sage
Cinnamon & Clove
Ginger & Lemon Verbena
Orange, Lemon & Tangerine
Ylang Ylang & Himalayan Cedar

After preliminary market tests involving retail sales at Rainbow Road Trading on Salt Spring Island, BC and Changes Consignment Store in Vancouver, BC, feedback was received regarding candle scents and packaging. Production of 5 scent formulations was completed for further test marketing at upcoming seasonal art and craft Christmas markets on Salt Spring Island:

Lavender Bergamot Candles
Pink Grapefruit Lime Candles
Peppermint Vanilla Candles
Blackcurrant Orange Candles
Ginger Lime Candles

Packaging includes glass containers which hold the wax candle with a clear label and glass bead decoration hanging over the glass from the wick. The glass will come in a light steel blue or white box with a brown satin ribbon tie and label. Tips for burning soy wax candles will be included on a card in the box.

The selected suppliers which we have ordered from thus far include:

Canwax: www.canwax.com
        Soy wax, Natural Wicks with no metal core, Containers, Burning Container Labels

Mayers Packaging: www.mayerspackaging.com
        Boxes for candles

Dunwoody Booth Packaging: www.dunwoodybooth.com
        Packaging materials

Rainbow Road Trading: www.rainbowroadtrading.com
        Essential and botanical oils

DISTRIBUTION METHODS

We market and distribute Mystica Candles in Canada and through our planned online internet store. We wholesale our candles to gift stores and boutiques, and sell at seasonal art markets in Canada. Once we start to become better known we hope to be able to export to the United States and internationally by attendance at industry and trade shows.

We will fulfill all internet customer orders from our office on Salt Spring Island, BC, Canada. We will pack the items and then deliver them via Canada Post's Parcel Service or other shipping company for distribution to consumers in Canada and internationally. We are committed to shipping accurate orders, efficiently and in a timely manner. Delivery time is currently estimated to be within three to five business days from the date of the receipt of the order for domestic orders and ten to fifteen business days for international orders. We will charge each customer in advance for the shipping costs associated with the order.

The typical shopping experience at our planned online store will begin with the search for products that meet specific needs, including the ordering process and extending through product delivery and post-purchase support. We believe that the ability to accurately fulfill orders, ship products quickly to a customer's door and efficiently handle customer inquiries is as important to customer satisfaction as a superior product selection. We believe that a high level of customer service and support is critical to retaining and expanding a reliable, repeat customer base and for establishing and maintaining a trusted brand name. Accordingly, while we currently do not have the financial resources, or the need to employ any customer service personnel, we do intend to develop a stringent customer service policy. Once we commence sales, management will be available by phone or via e-mail, from 9:00 a.m. to 5:00 p.m., local British Columbia time,

Monday through Friday, and during non-business hours via voicemail. We will provide order and shipping confirmations (with tracking numbers) or notifications of out-of-stock items to customers via e-mail. We are dedicated to providing superior customer satisfaction to secure repeat customers.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

We have not publicly announced any new products.

COMPETITION

The home fragrance industry is intensely competitive and fragmented. We compete against other small companies like ours, as well as large companies that have a similar business and large marketing companies, importers and distributors that sell products similar to or competitive with ours. Examples of companies with whom we compete include Ergo, Greenspace, Peaceful Offerings, Madisyn Taylor, Soylab, Aroma Naturals, Archive and Pharmacopia. Aroma Naturals would likely be our main competitor as they have a strong online presence.

We believe that our competitive strengths consist of the quality of the base materials, unique fragrance blends, careful hand-crafting, striking packaging and label design and a well-designed online sales web site. Although there are many companies that produce natural wax candles, most of their products are geared towards either functionality or design and not both. As we target our candles toward health and environmentally conscious people, we feel that we are in a niche market with few direct competitors. Soy wax candles occupy a small proportion of the North American candle market. We believe that the consumers in this segment of the candle market are willing to pay higher prices for a product as they are thought to be better informed of the qualities of soy wax candle as having favorable environmental properties when compared to burning paraffin wax based candles. Therefore, we believe that a market can be developed for our product through education of the consumer. We plan to grow our company in this niche by providing information on the benefits of naturally scented soy wax candles on our website and in a brochure. We will develop a distinctive variety of scents and simple, elegant & modern packaging. Soy candles are a premium product due to their higher average price points as compared to paraffin based waxes. Based on our market pricing research, we price our candles competitively against comparable products of similar grades of wax, essential oils and packaging. We believe that introducing our candles with lower, introductory pricing will be one of the ways to develop a market niche for Mystica. While conducting our research we were unable to find many products geared directly to our target market and we could only find a few companies that specialized in producing high quality natural aromatherapy soy wax candles. Generally speaking, the good quality candle market, which is where we sell our products, ranges from $10 to $65 for a glass container candle, depending on size. Our main competitor, Aroma Naturals, has its glass container aromatherapy candles priced in the $15 to $20 range. We believe that our similar price range of $10 to $20 provides superior value for the design and quality of Mystica Candles.

SOURCES AND AVAILABILITY OF PRODUCTS

We currently source all of our materials including Eco-Soya natural wax, cotton wicks, and glass containers from Canwax, located in Mississauga, Ontario, Canada. We source the materials and are responsible for production. We do not currently have any long-term agreements in place for the supply of our wax, wicks, containers or other raw materials. Although we choose only high quality materials in the manufacture of our candles, they are readily available from a large number of suppliers in Canada and abroad. We will continually source new materials from other suppliers who may produce different materials, materials of higher quality or similar materials that are lower priced.

We are responsible for the manufacturing of our candles. This enables us to manufacture our candles without requiring a large amount of working capital, and ensures quality control. Further, we recognize that, if we grow, we may require additional employees or contractors for manufacturing our candles.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We feel that, because of the potential wide base of customers for our products, there will be no problem with dependence on one or few major customers.

PATENTS AND TRADEMARKS

We believe our products to be unique. We currently have no patents or trademarks for our products or brand name; however, as business is established and operations expand, we may seek such protection. Despite efforts to protect our proprietary rights, such as our brand and product line names, since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our web site design, products, product information and sales mechanics or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and content. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

NEED FOR GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS

We do not require any government approval for the manufacturing or distribution of any of our products.

We are subject to regulation by the World Trade Organization. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have an adverse impact on our business, by limiting the countries where we might market and sell our products. Also, regulations in individual countries that we plan to export our products to could always adversely change for us by imposing or increasing quotas, duties and taxes, limiting the amount of products we can export to their country or making our goods less competitive compared to products exported from other countries.

We are not subject to any government regulations in Canada where we have our candles manufactured and sold initially. Once we start to export our candles we will have to ensure that we comply with labelling and advertising regulations imposed by each country that we intend to export our products to.

GOVERNMENT AND INDUSTRY REGULATION

We are subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We are also subject to common business and tax rules and regulations pertaining to the operation of our business.

RESEARCH AND DEVELOPMENT ACTIVITIES

We have spent any $500 on research and development activities to date.

ENVIRONMENTAL LAWS

Our operations are not subject to any environmental laws.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have two employees, both of which are our executive officers, Jon Suk and Candace Sikorski. Candace Sikorski devotes 20 - 25 hours per week to our business and currently is responsible for sourcing suppliers for materials and manufacturing our candles. If the demand for our candles exceeds our capacity for production, we believe the revenue generated will enable us to hire production staff. Jon Suk devotes approximately 5 - 10 hours a week on company organization, laying out future marketing and sales plans and designing our web site and products. There are no formal employment agreements between the company and our current employees.

REPORTS TO SECURITY HOLDERS

We provide an annual report that includes our audited financial information to our shareholders upon written request. We also make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing a Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event our obligation to file such reports is suspended under the Exchange Act.

The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not own any property. We are currently operating out of a renovated building on the property of the residence of our President, Jon Suk at 136 Bradley Road, Salt Spring Island, BC, Canada. We use the premises for our production facilities as well as our administrative offices. The renovated 500 sq. ft. building consists of one office/showroom area and another area used for production of our candles. We began paying him a monthly rent of $100 on August 1, 2005.

INVESTMENT POLICIES

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended June 30, 2006.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since June 26, 2006 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol MYTC. There has been no active trading market and thus no high and low sales prices to report.

SHARES AVAILABLE UNDER RULE 144

There are currently 1,500,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 1,500,000 shares are held by our affiliates, as that term is defined in Rule 144(a)(1). At the present time, the resale or transfer of the restricted shares of Common Stock is not permissible. In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Our officers and directors, possessing 60% of our voting common stock, control significantly all of our activities and thus, may affect the determination of whether dividends are paid on to our stockholders.

HOLDERS

As of June 30, 2006, we have 2,500,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer, 2939 N. 67th Place, Scottsdale, Arizona 85251, telephone (480)481-3940.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated minimal revenues to date. Revenues for the year ended June 30, 2006 and 2005 were $273 and $0, respectively.

We incurred operating expenses of $13,719 and $0 for the years ended June 30, 2006 and 2005, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for years ended June 30, 2006 and 2005 were $14,068 and $0, respectively.

The following table provides selected financial data about our company for the years ended June 30, 2006 and 2005.

     Balance Sheet Data:                 6/30/06       6/30/05
     -------------------                 -------       -------
     Cash                                $32,179        $7,500
     Total assets                        $43,522        $7,500
     Total liabilities                   $90            $0
     Shareholders' equity                $43,432        $7,500

Cash provided by financing activities for the year ended June 30, 2005 was $7,500 resulting from the sale of common stock to our directors, Mr. Suk and Ms. Sikorski, who each purchased 750,000 shares of our Common Stock at $0.005 per share on June 24, 2005. Cash provided for financing activities for the year ended June 30, 2006 was $50,000, resulting from the sale of common stock to 26 un-affiliated shareholders who purchased 1,000,000 shares of our Common Stock at $0.05 per share pursuant to our initial public offering which was completed on March 14, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATIONS/MILESTONES

GOING CONCERN

We have been issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

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

In order to be able to produce our candles at quantity, we have started to prepare a dedicated facility for candle making production. Mr. Suk has coordinated the conversion of a double garage to include a space for production, storage, administration and a showroom. The conversion will include installation of laminate/wood flooring over existing concrete, drywall installation, electrical outlets, heating and proper lighting. A proper door and additional windows will need to be installed. Cabinets, shelving and countertops for storage and production will be built and a showroom and separate area for administration will be included. The office space will need telephone, computer, fax and accessories. A contractor was arranged to begin facility renovations.
Budget: Rent $100, Renovations $5,000, Office & Administration $150 - Total
$5,250

MAY 2006:

Ms. Sikorski designed and produced labels and packaging. A product brochure was also designed and produced. Ms. Sikorski operated a booth at the local artist/craft market, Saturday Market in the Park on Salt Spring Island. Facility renovations commenced. Budget: Rent $100, Renovations $5,000, Inventory & Supplies $750, Advertising & Marketing $500 - Total $6,350

JUNE 2006:

Ms. Sikorski operated a booth at the local artist/craft market, Saturday Market in the Park on Salt Spring Island. Ms. Sikorski expanded our local exposure by selling our products at specialty home and gift retailers in our target market such as Waterfront Gallery and Artcraft. Facility renovations continued. Budget:
Rent $100, Inventory & Supplies $750, Accounting & Legal $1,500, Office & Administration $150 - Total $2,500

JULY 2006:

Ms. Sikorski operated a booth at the local artist/craft market, Saturday Market in the Park on Salt Spring. Facility renovations continued. Budget: Rent $100, Advertising & Marketing $500, Renovations $3,000, Insurance
$650, Office & Administration $150 - Total $4,400

AUGUST 2006:

Ms. Sikorski operated a booth at the local artist/craft market, Saturday Market in the Park on Salt Spring. Facility renovations continued. Budget: Rent $100, Advertising & Marketing $500, Inventory & Supplies $750,
Renovations $3,000, Office & Administration $150 - Total $4,500

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following criteria for the milestones are based on management's estimates only. The number of candles we plan to have manufactured for our inventory and the other projected milestones are approximations only and subject to adjustment based on costs and needs.

SEPTEMBER 2006:

We plan to conduct marketing to prospective retailers at the Vancouver Gift Show. Ms. Sikorski will operate a booth at the local artist/craft market, Saturday Market in the Park on Salt Spring. We plan to continue expansion of retail outlets for the candles in Canada and the U.S. through direct marketing and consignment. Facility renovations will be completed and production capacity will be increased. The online store's interface design will be modified to match the corporate website. We plan to ship samples of our products to prospective retailers identified by Mr. Suk in Calgary, Alberta. Budget: Rent $100, Advertising & Marketing $1,000, Inventory & Supplies $1,000, Travel & Trade Shows $1,000, Office Equipment & Furniture $2,000, Office & Administration $150
- Total $5,250

OCTOBER 2006:

We plan to conduct marketing to prospective retailers at the Alberta Gift Show in Edmonton. To support internet store sales, keyword advertising campaigns will be conducted by Mr. Suk via Google and other online outlets. We plan to make our products available for shipping to online customers in Canada and the U.S. Depending on order/production requirements a part-time production assistant may be needed to help manufacture candles, take and fulfill orders, order supplies and perform general office duties. We would only hire the assistant if revenues allowed for the expense as we have not designated any proceeds from financing for salaries. Budget: Rent $100, Advertising & Marketing $1,000, Inventory & Supplies $1,250, Travel & Trade Shows $1,000, Office & Administration $150 - Total $3,500

ITEM 7 - FINANCIAL STATEMENTS

Our fiscal year end is June 30. Our financial statements for the period from inception to the year ended June 30, 2006, audited by Chang G. Park, Certified Public Accountants, immediately follow.

                           Chang G. Park, CPA, Ph. D.
             * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615 *
       * TELEPHONE (858)722-5953 * FAX (858) 408-2695 * FAX (619) 422-1465
                         * E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Mystica Candle Corp.

We have audited the accompanying balance sheet of Mystica Candle Corp. as of June 30, 2006 and the related statements of operation, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mystica Candle Corp. as of June 30, 2005, and for the period June 24, 2005 (inception) to June 30, 2005 were audited by other auditors whose report dated August 8, 2005, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mystica Candle Corp. as of June 30, 2006, and the results of its operation and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park, CPA
------------------------------
CHANG G. PARK, CPA

September 26, 2006
San Diego, CA. 91910


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                   As of              As of
                                                                  June 30,           June 30,
                                                                    2006               2005
                                                                  --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $ 32,179           $  7,500
  Inventory                                                          1,649                 --
                                                                  --------           --------
TOTAL CURRENT ASSETS                                                33,828              7,500

NET FIXED ASSETS                                                     9,694                 --
                                                                  --------           --------

TOTAL ASSETS                                                      $ 43,522           $  7,500
                                                                  ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                $     90           $     --
                                                                  --------           --------
TOTAL CURRENT LIABILITIES                                               90                 --

TOTAL LIABILITIES                                                       90                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,500,000 and 1,500,000 shares issued and
   outstanding as of June 30, 2006 and 30, 2005 respectively)        2,500              1,500
  Additional paid-in capital                                        55,000              6,000
  Deficit accumulated during development stage                     (14,068)                --
                                                                  --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          43,432              7,500
                                                                  --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $ 43,522           $  7,500
                                                                  ========           ========

                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                  June 24, 2005
                                                                                   (inception)
                                         Year Ended            Year Ended            through
                                          June 30,              June 30,             June 30,
                                            2006                  2005                 2006
                                         -----------           -----------          -----------
REVENUES
  Revenues                               $       273           $        --          $       273
                                         -----------           -----------          -----------
TOTAL REVENUES                                   273                    --                  273

COST OF GOODS SOLD
  Purchases                                      622                    --                  622
                                         -----------           -----------          -----------
TOTAL COSTS GOODS SOLD                           622                    --                  622

GROSS PROFIT                                    (349)                   --                 (349)

OPERATING EXPENSES
  Administrative Expenses                      9,219                    --                9,219
  Professional fees                            4,500                    --                4,500
                                         -----------           -----------          -----------
TOTAL OPERATING EXPENSES                      13,719                    --               13,719
                                         -----------           -----------          -----------

NET INCOME (LOSS)                        $   (14,068)          $        --          $   (14,068)
                                         ===========           ===========          ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.01)          $        --
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,798,630             1,500,000
                                         ===========           ===========

                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
              From June 24, 2005 (Inception) through June 30, 2006
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                            Common     Additional      During
                                                Common      Stock       Paid-in     Development
                                                Stock       Amount      Capital        Stage          Total
                                                -----       ------      -------        -----          -----
BALANCE, JUNE 24, 2005                              --      $   --       $    --       $     --      $     --

Stock issued for cash on June 24, 2005
@ $0.005 per share                             750,000         750         3,000                        3,750

Stock issued for cash on June 24, 2005
@ $0.005 per share                             750,000         750         3,000                        3,750
                                             ---------      ------       -------       --------      --------
Net Income, June 30, 2005                                                                    --            --

BALANCE, JUNE 30, 2005                       1,500,000      $1,500       $ 6,000       $     --      $  7,500
                                             ---------      ------       -------       --------      --------
Stock issued for cash on March 14, 2006
@ $0.05 per share                            1,000,000       1,000        49,000                       50,000

Net loss, June 30, 2006                                                                 (14,068)      (14,068)
                                             ---------      ------       -------       --------      --------

BALANCE, JUNE 30, 2006                       2,500,000      $2,500       $55,000       $(14,068)     $ 43,432
                                             =========      ======       =======       ========      ========

                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   June 24, 2005
                                                                                                    (inception)
                                                               Year Ended         Year Ended         through
                                                                June 30,           June 30,          June 30,
                                                                  2006               2006              2006
                                                                --------           --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $(14,068)          $     --          $(14,068)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     (Increase) decrease in depreciation                             306                 --               306
  Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable                          90                 --                90
     (Increase) decrease in inventory                             (1,649)                --            (1,649)
                                                                --------           --------          --------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (15,321)                --           (15,321)

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in Leasehold improvements                  (10,000)                --           (10,000)
                                                                --------           --------          --------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (10,000)                --           (10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                          50,000              7,500            57,500
                                                                --------           --------          --------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      50,000              7,500            57,500
                                                                --------           --------          --------

NET INCREASE (DECREASE) IN CASH                                   24,679              7,500            32,179

CASH AT BEGINNING OF YEAR                                          7,500                 --                --
                                                                --------           --------          --------
CASH AT END OF YEAR                                             $ 32,179           $  7,500          $ 32,179
                                                                ========           ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                      $     --           $     --
                                                                ========           ========
  Income Taxes                                                  $     --           $     --
                                                                ========           ========

                       See Notes to Financial Statements

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2006 and 2005


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

C. INVENTORY

Inventories are stated at the lower of cost or market with cost determined using the total weighted average.

D. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives ranging from 3 to 7 years.

E. REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). The Company generates revenue from the sale of candles. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2006 and 2005


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

F. INCOME TAXES

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

G. BASIC EARNINGS PER SHARE

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

H. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2006 and 2005


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $14,068 during the period from June 24, 2005 (inception) through June 30, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2006 and 2005


NOTE 3. GOING CONCERN (CONTINUED)

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. WARRANTS AND OPTIONS

As of June 30, 2006 and 2005, there are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                         June 30, 2006
                                                         -------------
     Equipment                                              $ 10,000
                                                            --------
           Total Fixed Assets                                 10,000

     Less: Accumulated Depreciation                             (306)
                                                            --------

           Net Fixed Assets                                    9,694
                                                            ========

Depreciation expense for the year ended June 30, 2006 was $306.

NOTE 6. RELATED PARTY TRANSACTION

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

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2006 and 2005


NOTE 7. STOCK TRANSACTIONS

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

As of June 30, 2006 and 2005 the Company had 2,500,000 and 1,500,000 shares of common stock issued and outstanding, respectively.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2006:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,500,000 shares issued and outstanding.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is appointed by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address                        Age               Position(s)
----------------                        ---               -----------
Jon Suk (1)                             41           President, CEO and
136 Bradley Road                                     Chairman of the Board
Salt Spring Island, BC V8K 1J5

Candace Sikorski (1)                    42           Treasurer, CFO,
136 Bradley Road                                     Secretary and Director
Salt Spring Island, BC V8K 1J5

----------
(1) Jon Suk and Candace Sikorski are married.

The persons named above have held their offices/positions since inception of our Company and are expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors, promoters and control persons.

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

MR. JON SUK has been President, CEO and Chairman of the Board of Directors of the Company since inception. From March 2001 to the present he has been President of BN-Borealis Networks, Inc., a privately held B.C. corporation. Borealis Networks, located in Salt Spring Island, B.C., is an internet services provider specializing in website hosting services, website development, e-commerce and technical consulting. From May 1993 to March 2001 he was President of Image Factory, a privately held B.C. corporation located in Richmond, B.C. Image Factory, Inc. is a digital imaging pre-press studio with graphic design and systems consulting support. He has also served as a Director of Image Factory from May 1993 to present. From November 1999 to May 2001 he was President and a Director of Bidder Communications. Inc., a publicly traded Nevada corporation that operated as an internet auction provider located in Vancouver, B.C.

Mr. Suk attended the University of British Columbia in Vancouver, B.C. where he studied English Literature from 1985 to 1989.

CANDACE SIKORSKI has been the Treasurer, CFO, Secretary and a Director of our company since inception. From October 2002 to the present she has been self-employed operating both a graphic design business under the name of Squeek Creative and a bath and body care business under the name of Blossom Botanicals. Squeek Creative is responsible for design of corporate logos, business cards, labels and packaging, web sites, brochures, catalogues and product photography for various small business clients. Blossom Botanicals produces and markets product lines of natural herbal soaps, perfumes, lotions, bath salts and lip balm. From September 1998 to May 2003 she was employed as an education officer by Fored BC, a non-profit environmental education organization based in Vancouver, B.C. Her duties included: design & layout of brochures, ads, presentations; pre-press production & supplier liaison; editing & proof-reading of a national education magazine; administrative & clerical support; coordination of environmental education seminars for teachers; and, development of classroom teaching materials.

Ms. Sikorski attended the University of Calgary in Calgary, Alberta and received a Bachelor of Education (with distinction) in 1989. She also received a certificate in desktop publishing from the Corporate Publishing Group in Vancouver, British Columbia in 1992.

EMPLOYMENT AGREEMENTS

None of the Company's officers, directors, advisors or key employees are currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the Company.

ITEM 10 - EXECUTIVE COMPENSATION

Currently, none of our officers and/or directors is being compensated for their services.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

In addition, none of our officers, directors or employees is party to any employment agreements.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation       Long-Term Comp.
                                  --------------------------   ----------------
                                                      Other
Name and                                              Annual
Position(s)                Year   Salary    Bonus     Comp.    Awards    Payouts
-----------                ----   ------    -----     -----    ------    -------
Jon Suk                    2005   None      None      None      None       None
President, CEO & Director

Candace Sikorski           2005   None      None      None      None       None
Treasurer, CFO,
Secretary & Director

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what such ownership will be assuming completion of the sale of all shares in this offering, which we can't guarantee. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.


                                     No. of      No. of         Percentage
                                     Shares      Shares        of Ownership
Name and Address                     Before       After      Before       After
Beneficial Owner                    Offering    Offering    Offering    Offering
----------------                    --------    --------    --------    --------

Jon Suk                            750,000       750,000       50%        30%
136 Bradley Road
Salt Spring Island, BC V8K 1J5

Candace Sikorski                   750,000       750,000       50%        30%
136 Bradley Road
Salt Spring Island, BC V8K 1J5

All Officers and
 Directors as a Group            1,500,000     1,500,000      100%        60%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2005, 750,000 shares were issued to Jon Suk, an officer and director and 750,000 shares were issued to Candace Sikorski, an officer and director, in exchange for $.005 per share, or a total of $7,500 in cash.

Beginning August 1, 2005 the company pays a monthly rent of $100 to Mr. Suk for the use of our operating facilities.

We do not currently have any conflicts of interest by or among our current officers, directors, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

        Exhibit
        Number                       Description
        ------                       -----------
     Exhibit 31.1      302 Certification of Chief Executive Officer
     Exhibit 31.2      302 Certification of Chief Financial Officer
     Exhibit 32.1      906 Certification of Chief Executive Officer
     Exhibit 32.2      906 Certification of Chief Financial Officer

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $1,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $2,000 during the year ended June 30, 2006.

For the year ended June 30, 2005, the total fees charged to the company for audit services were $NIL, for audit-related services were $Nil, for tax services were $Nil and for other services were $NIL.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Mystic Candle Corp., Registrant


September 28, 2006                    By: /s/ Jon Suk
                                         ---------------------------------------
                                         Jon Suk, Director, President and
                                         Principal Executive Officer


September 28, 2006                    By: /s/ Candace Sikorski
                                         ---------------------------------------
                                         Candace Sikorski, Director, Treasurer,
                                         Chief Financial Officer and Principal
                                         Accounting Officer