Form 10QSB
period 2006-09-30
Mystica Candle Corp.
filed 2006-11-14
CIK 1334699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2006

                        Commission File Number 333-127703


                              MYSTICA CANDLE CORP.
                 (Name of small business issuer in its charter)


        Nevada                                                  20-3061907
(State of incorporation)                                (IRS Employer ID Number)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 2,500,000 shares of common stock issued and outstanding as of September 30, 2006.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of             As of
                                                                      September 30,        June 30,
                                                                          2006               2006
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 24,947           $ 32,179
  Inventory                                                                1,431              1,649
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      26,378             33,828

NET FIXED ASSETS                                                          15,496              9,694
                                                                        --------           --------

TOTAL ASSETS                                                            $ 41,874           $ 43,522
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                           555                 90
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                    555                 90
                                                                        --------           --------

TOTAL LIABILITIES                                                       $    555           $     90

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,500,000 shares issued and outstanding
   as of September 30, 2006 and June 30, 2006)                             2,500              2,500
  Additional paid-in capital                                              55,000             55,000
  Deficit accumulated during development stage                           (16,181)           (14,068)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      41,319             43,432
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 41,874           $ 43,522
                                                                        ========           ========

                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                    June 24, 2005
                                         Three Months          Three Months          (inception)
                                            Ended                 Ended                through
                                         September 30,         September 30,         September 30,
                                            2006                  2005                  2006
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $       968           $        --           $     1,241
                                         -----------           -----------           -----------
TOTAL REVENUES                                   968                    --                 1,241

COST OF GOODS SOLD
  Purchases                                      263                    --                   885
                                         -----------           -----------           -----------
TOTAL COSTS GOODS SOLD                           263                    --                   885
                                         -----------           -----------           -----------
GROSS PROFIT                                     705                    --                   356

OPERATING EXPENSES
  Administrative Expenses                      2,818                 2,082                12,037
  Professional fees                               --                 1,000                 4,500
                                         -----------           -----------           -----------
TOTAL OPERATING EXPENSES                       2,818                 3,082                16,537
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $    (2,113)          $    (3,082)          $   (16,181)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.00)          $     (0.00)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 2,500,000             1,500,000
                                         ===========           ===========

                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From June 24, 2005 (Inception) through September 30, 2005
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                            Common     Additional      During
                                                Common      Stock       Paid-in     Development
                                                Stock       Amount      Capital        Stage          Total
                                                -----       ------      -------        -----          -----
BALANCE, JUNE 24, 2005                              --      $   --       $    --       $     --      $     --

Stock issued for cash on June 24, 2005
@ $0.005 per share                             750,000         750         3,000                        3,750

Stock issued for cash on June 24, 2005
@ $0.005 per share                             750,000         750         3,000                        3,750

Net loss, June 30, 2005                                                                      --            --
                                             ---------      ------       -------       --------      --------
BALANCE, JUNE 30, 2005                       1,500,000      $1,500       $ 6,000       $     --      $  7,500
                                             ---------      ------       -------       --------      --------
Stock issued for cash on March 14, 2006
@ $0.05 per share                            1,000,000       1,000        49,000                       50,000

Net loss, June 30, 2006                                                                 (14,068)      (14,068)
                                             ---------      ------       -------       --------      --------

BALANCE, JUNE 30, 2006                       2,500,000      $2,500       $55,000       $(14,068)     $ 43,432
                                             ---------      ------       -------       --------      --------
Net loss, September 30, 2006                                                             (2,113)       (2,113)
                                             ---------      ------       -------       --------      --------
BALANCE, SEPTEMBER 30, 2006                  2,500,000      $2,500       $55,000       $(16,181)     $ 41,319
                                             =========      ======       =======       ========      ========

                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         June 24, 2005
                                                                    Three Months       Three Months       (inception)
                                                                       Ended              Ended             through
                                                                    September 30,      September 30,      September 30,
                                                                        2005               2005               2006
                                                                      --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                  $ (2,113)          $ (3,082)          $(16,181)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                                         698                 --              1,004
  Changes in operating assets and liabilities:
      Decrease (increase) in inventory                                     218                 --             (1,431)
      Increase in (decrease) in accounts payable                           465                 --                555
                                                                      --------           --------           --------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (732)            (3,082)           (16,053)

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in leasehold improvement                                      6,500                 --             16,500
                                                                      --------           --------           --------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (6,500)                --            (16,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                    --                 --             57,500
                                                                      --------           --------           --------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             57,500
                                                                      --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (7,232)            (3,082)            24,947

CASH AT BEGINNING OF PERIOD                                             32,179              7,500                 --
                                                                      --------           --------           --------
CASH AT END OF PERIOD                                                 $ 24,947           $  4,418           $ 24,947
                                                                      ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
     Interest                                                         $     --           $     --           $     --
                                                                      ========           ========           ========
     Income Taxes                                                     $     --           $     --           $     --
                                                                      ========           ========           ========

                       See Notes to Financial Statements

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2006 and 2005


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

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2006 and 2005


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

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2006 and 2005


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $16,181 during the period from June 24, 2005 (inception) through September 30, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2006 and 2005


NOTE 3. GOING CONCERN (CONTINUED)

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. WARRANTS AND OPTIONS

As of September 30, 2006 and 2005, there are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                         September 30, 2006      June 30, 2006
                                         ------------------      -------------
     Equipment                               $ 16,500             $ 10,000
                                             --------             --------
       Total Fixed Assets                      16,500               10,000
     Less: Accumulated Depreciation            (1,004)                (306)
                                             --------             --------
       Net Fixed Assets                        15,496                9,694
                                             ========             ========

Depreciation expenses for the three months ended September 30, 2006 and for the year ended June 30, 2006 were $698 and $306, respectively.

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

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2006 and 2005


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

As of September 30, 2006 and June 30, 2006 the Company had 2,500,000 and 2,500,000 shares of common stock issued and outstanding, respectively.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2006:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,500,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have not generated any significant revenues from operations to date. We do not expect to satisfy our cash requirements for business operations for the next 12 months with our current cash in the bank and unless our revenues increase, additional financing to maintain our ongoing business operations may be required. We currently have no plans to expend funds to develop any other candle offerings but we will simply focus on the current offerings. We may decide that we can not continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore we may look for other potential business opportunities that might be available to us. However, we can not assure you that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

We incurred operating expenses of $2,818 and $3,082 for the three month periods ended September 30, 2006 and 2005, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended September 30, 2006 and 2005 was $2,113 and $3,082, respectively.

Cash provided by financing activities from inception through September 30, 2006 was $7,500 resulting from the sale of common stock to our directors, Mr. Suk and Ms. Sikorski, who each purchased 750,000 shares of our Common Stock at $0.005 per share on June 24, 2005 and $50,000 resulting from the sale of common stock to 26 un-affiliated shareholders who purchased 1,000,000 shares of our Common Stock at $0.05 per share pursuant to our initial public offering which was completed on March 14, 2006.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect that our current cash balance of $24,947 will allow us to complete the next 4 months without additional funds. Our continued operations are dependent upon our ability to generate revenues from operations or we may need to seek further financing through bank loans or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if required, or on terms favorable to us. If we are unable to generate sufficient revenues or obtain financing, our current business plan could fail. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

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

SEPTEMBER 2006:

We conducted marketing to prospective retailers at the Vancouver Gift Show. Ms. Sikorski operated a booth at the local artist/craft market, Saturday Market in the Park on Salt Spring. We continued marketing of the candles through direct marketing and consignment. The online store's interface design was update modified to match the corporate website. We provided samples of our products to prospective retailers identified by our marketing representative.

OCTOBER 2006:

Facility renovations are completed. Ms. Sikorski operated a booth at the local artist/craft market, Saturday Market in the Park on Salt Spring. We conducted marketing to prospective retailers at the Alberta Gift Show in Edmonton.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following criteria for the milestones are based on management's estimates only. The number of candles we plan to have manufactured for our inventory and the other projected milestones are approximations only and subject to adjustment based on costs and needs.

NOVEMBER 2006

The local Saturday Market in the Park on Salt Spring concludes for the season. Sales levels at this venue in the past two quarters have not yielded significant sales levels and management plans to apply increased efforts to local retail sales outlet expansion. To support internet store sales, keyword advertising campaigns will be conducted by Mr. Suk via Google and other online outlets. Depending on order/production requirements a part-time production assistant may be needed to help manufacture candles, take and fulfill orders, order supplies and perform general office duties. We would only hire the assistant if revenues allowed for the expense as we have not designated any proceeds from financing for salaries. Our products will be represented at the Alberta Gift Show in Edmonton in preparation for the Christmas shopping season.

DECEMBER 2006

To date, the best sales channel has been the local retail market where we are able to provide personal sales support to the operators and explain our products' qualities to the retailer who is then able to relay the message to the consumer. Marketing efforts will be directed to increasing the number of local outlets carrying our products during the critical holiday shopping season. Seasonal point-of-sale display will be provided to the current local retailers, Waterfront Gallery and Artcraft, in order to support the product sales for the Christmas shopping season. We plan to operate direct to consumer sales booths at local Christmas craft shows.

JANUARY 2007

During the winter season, direct to consumer sales venues are expected to be limited in number. After the conclusion of the Christmas shopping season, we plan to contact our retailers to discuss and develop a marketing plan for the spring season. We plan to review and refine our essential oil and wax formulations.

FEBRUARY 2007

We plan to update and produce point-of-sale marketing materials to provide to our retailers. Our products will be represented at spring gift shows in order to continue our efforts at expanding our retail sales channel.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of September 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our June 30, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-127703.

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

                           PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

On September 14, 2006 the company filed a Form 8K to report a change to our certifying accountant.

ITEM 6.   EXHIBITS

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


November 14, 2006                   By: /s/ Jon Suk
                                        ----------------------------------------
                                        Jon Suk, Director, President and
                                        Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


November 14, 2006                   By: /s/ Jon Suk
                                        ----------------------------------------
                                        Jon Suk, Director, President and
                                        Principal Executive Officer


November 14, 2006                   By: /s/ Candace Sikorski
                                        ----------------------------------------
                                        Candace Sikorski, Director, Treasurer,
                                        Chief Financial Officer and Principal
                                        Accounting Officer