Form 10QSB
period 2006-12-31
Mystica Candle Corp.
filed 2007-02-14
CIK 1334699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended December 31, 2006

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

There were 2,500,000 shares of common stock issued and outstanding on December 31, 2006.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  December 31,        June 30,
                                                                     2006               2006
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 19,269           $ 32,179
  Inventory                                                           1,526              1,649
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 20,795             33,828

NET FIXED ASSETS                                                     17,595              9,694
                                                                   --------           --------

TOTAL ASSETS                                                       $ 38,390           $ 43,522
                                                                   ========           ========

             LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $     90
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                 90
                                                                   --------           --------

TOTAL LIABILITIES                                                        --                 90

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,500,000 shares issued and outstanding
   as of December 31, 2006 and June 30, 2006)                         2,500              2,500
  Additional paid-in capital                                         55,000             55,000
  Deficit accumulated during development stage                      (19,110)           (14,068)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 38,390             43,432
                                                                   --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $ 38,390           $ 43,522
                                                                   ========           ========

                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                     June 24, 2005
                                   Six Months       Six Months       Three Months    Three Months     (inception)
                                     Ended            Ended            Ended           Ended            through
                                   December 31,     December 31,     December 31,    December 31,     December 31,
                                      2006             2005             2006            2005             2006
                                   -----------      -----------      -----------     -----------      -----------
REVENUES
  Revenues                         $     1,797      $        --      $       829     $        --      $     2,070
                                   -----------      -----------      -----------     -----------      -----------
TOTAL REVENUES                           1,797               --              829              --            2,070

COST OF GOODS SOLD
  Purchases                                503               --              240              --            1,125
                                   -----------      -----------      -----------     -----------      -----------
TOTAL COSTS GOODS SOLD                     503               --              240              --            1,125
                                   -----------      -----------      -----------     -----------      -----------
GROSS PROFIT                             1,294               --              589              --              945

OPERATING EXPENSES
  Administrative Expenses                4,902            5,097            2,084           3,015           14,121
  Professional fees                      1,434            2,500            1,434           1,500            5,934
                                   -----------      -----------      -----------     -----------      -----------
TOTAL OPERATING EXPENSES                 6,336            7,597            3,518           4,515           20,055
                                   -----------      -----------      -----------     -----------      -----------

NET INCOME (LOSS)                  $    (5,042)     $    (7,597)     $    (2,929)    $    (4,515)     $   (19,110)
                                   ===========      ===========      ===========     ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE    $     (0.00)     $     (0.01)     $     (0.00)    $     (0.00)
                                   ===========      ===========      ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           2,500,000        1,500,000        2,500,000       1,500,000
                                   ===========      ===========      ===========     ===========

                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From June 24, 2005 (Inception) through December 31, 2006
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                            Common     Additional      During
                                                Common      Stock       Paid-in     Development
                                                Stock       Amount      Capital        Stage          Total
                                                -----       ------      -------        -----          -----
BALANCE, JUNE 24, 2005                              --      $   --       $    --       $     --      $     --

Stock issued for cash on June 24, 2005
@ $0.005 per share                             750,000         750         3,000                        3,750

Stock issued for cash on June 24, 2005
@ $0.005 per share                             750,000         750         3,000                        3,750

Net loss, June 30, 2005                                                                      --            --
                                             ---------      ------       -------       --------      --------
BALANCE, JUNE 30, 2005                       1,500,000      $1,500       $ 6,000       $     --      $  7,500
                                             ---------      ------       -------       --------      --------
Stock issued for cash on March 14, 2006
@ $0.05 per share                            1,000,000       1,000        49,000                       50,000

Net loss, June 30, 2006                                                                 (14,068)      (14,068)
                                             ---------      ------       -------       --------      --------

BALANCE, JUNE 30, 2006                       2,500,000      $2,500       $55,000       $(14,068)     $ 43,432
                                             ---------      ------       -------       --------      --------
Net loss, December 31, 2006                                                              (5,042)       (5,042)
                                             ---------      ------       -------       --------      --------
BALANCE, DECEMBER 31, 2006                   2,500,000      $2,500       $55,000       $(19,110)     $ 38,390
                                             =========      ======       =======       ========      ========

                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                               June 24, 2005
                                                    Six Months     Six Months     Three Months   Three Months   (inception)
                                                      Ended          Ended          Ended          Ended          through
                                                    December 31,   December 31,   December 31,   December 31,   December 31,
                                                       2006           2005           2006           2005           2006
                                                     --------       --------       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $ (5,042)      $ (7,597)      $ (2,929)      $ (4,515)      $(19,110)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                       1,599             --            901             --          1,905
  Changes in operating assets and liabilities:
     Decrease (increase) in inventory                     123             --            (95)            --         (1,526)
     Increase in (decrease) in accounts payable           (90)           853           (555)           853             --
                                                     --------       --------       --------       --------       --------
        NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                          (3,410)        (6,744)        (2,678)        (3,662)       (18,731)

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in leasehold improvement                     9,500             --          3,000             --         19,500
                                                     --------       --------       --------       --------       --------
        NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                          (9,500)            --         (3,000)            --        (19,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   --             --             --             --         57,500
                                                     --------       --------       --------       --------       --------
        NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                              --             --             --             --         57,500
                                                     --------       --------       --------       --------       --------

NET INCREASE (DECREASE) IN CASH                       (12,910)        (6,744)        (5,678)        (3,662)        19,269

CASH AT BEGINNING OF PERIOD                            32,179          7,500         24,947          4,418             --
                                                     --------       --------       --------       --------       --------
CASH AT END OF PERIOD                                $ 19,269       $    756       $ 19,269       $    756       $ 19,269
                                                     ========       ========       ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                           $     --       $     --       $     --       $     --       $     --
                                                     ========       ========       ========       ========       ========
  Income Taxes                                       $     --       $     --       $     --       $     --       $     --
                                                     ========       ========       ========       ========       ========

                       See Notes to Financial Statements

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


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

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $19,110 during the period from June 24, 2005 (inception) through December 31, 2006. This condition raises substantial doubt about the Company's ability to

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


NOTE 3. GOING CONCERN (continued)

continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. There is no guarantee that the Company will be able to raise any capital through any type of offerings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                            December 31, 2006    June 30, 2006
                                            -----------------    -------------

     Equipment                                  $ 19,500           $ 10,000
                                                --------           --------
           Total Fixed Assets                     19,500             10,000

     Less: Accumulated Depreciation               (1,905)              (306)
                                                --------           --------

           Net Fixed Assets                       17,595              9,694
                                                ========           ========

Depreciation expenses for the six months ended December 31, 2006 and for the year ended June 30, 2006 were $1,599 and $306, respectively.

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

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


NOTE 7. NET OPERATING LOSSES

As of December 31, 2006, the Company has a net operating loss carryforwards of approximately $19,110. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

NOTE 8. INCOME TAXES

                                                As of                As of
                                           December 31, 2006     June 30, 2006
                                           -----------------     -------------
     Deferred tax assets:
     Net operating tax carryforwards            $ 2,867            $ 2,110
     Other                                            0                  0
                                                -------            -------
     Gross deferred tax assets                    2,867              2,110
     Valuation allowance                         (2,867)            (2,110)
                                                -------            -------

     Net deferred tax assets                    $     0            $     0
                                                =======            =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9. STOCK TRANSACTIONS

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

As of December 31, 2006 the Company had 2,500,000 shares of common stock issued and outstanding.

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,500,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have not generated any significant revenues from operations to date. We do not expect to satisfy our cash requirements for business operations for the next 12 months with our current cash in the bank and unless our revenues increase, additional financing to maintain our ongoing business operations may be required. We currently have no plans to expend funds to develop any other candle offerings but we will simply focus on the current offerings. We may decide that we can not continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore we may look for other potential business opportunities that might be available to us. However, we can not assure that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

We incurred operating expenses of $3,518 and $4,515 for the three month periods ended December 31, 2006 and 2005, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We generated revenues of $829 and $0 for the three month periods ended December 31, 2006 and 2005, respectively. Our net loss for the three months ended December 31, 2006 and 2005 was $2,929 and $4,515, respectively.

Cash provided by financing activities from inception through December 31, 2006 was $7,500 resulting from the sale of common stock to our directors, Mr. Suk and Ms. Sikorski, who each purchased 750,000 shares of our Common Stock at $0.005 per share on June 24, 2005 and $50,000 resulting from the sale of common stock to 26 un-affiliated shareholders who purchased 1,000,000 shares of our Common Stock at $0.05 per share pursuant to our initial public offering which was completed on March 14, 2006.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect that our current cash balance of $19,269 will allow us to complete the next 3 months without additional funds. Our continued operations are dependent upon our ability to generate revenues from operations or we may need to seek further financing through bank loans or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if required, or on terms favorable to us. If we are unable to generate sufficient revenues or obtain financing, our current business plan could fail. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

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

NOVEMBER 2006

The local Saturday Market in the Park on Salt Spring concluded for the season. Sales levels at this venue in the past two quarters have not yielded significant sales levels and management plans to apply increased efforts to local retail sales outlet expansion. To support internet store sales, keyword advertising campaigns were conducted by Mr. Suk via Google and other online outlets. Our products were represented at the Alberta Gift Show in Edmonton for the Christmas shopping season.

DECEMBER 2006

Our best sales channel have been the local retail market where we were able to provide personal sales support to the operators and explain our products' qualities to the retailer who is then able to relay the message to the consumer. Marketing efforts were directed to increasing the number of local outlets carrying our products during the critical holiday shopping season. Seasonal point-of-sale displays were provided to the current local retailers, Waterfront Gallery and Artcraft, in order to support the product sales for the Christmas shopping season. We also operated direct to consumer sales booths at local Christmas craft shows.

JANUARY 2007

During the winter season, direct to consumer sales venues are limited in volume. Sales results from the Christmas gift season were reviewed.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

FEBRUARY 2007

We plan to update and produce point-of-sale marketing materials to provide to our retailers. We plan to review and refine our essential oil and wax formulations.

MARCH 2007

We plan to design and produce point-of-sale display equipment in preparation for the upcoming direct retail market season. We plan to develop our marketing plan for the spring season. We plan to continue marketing to wholesale customers and have our products restocked at retail outlets.

APRIL 2007

We plan to conduct direct retail sales at the resumption of the seasonal Saturday Market-in-the-Park, lasting from April until October. We plan to have our products represented at spring gift shows in order to continue our efforts at expanding our retail sales channel.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of December 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our June 30, 2006 audited financial statements and notes thereto, which can be found in our Form 10K-SB on the SEC website at www.sec.gov under our SEC File Number 333-127703.

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


February 12, 2007                   By: /s/ Jon Suk
                                       -----------------------------------------
                                       Jon Suk, Director, President and
                                       Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


February 12, 2007                   By: /s/ Jon Suk
                                       -----------------------------------------
                                       Jon Suk, Director, President and
                                       Principal Executive Officer


February 12, 2007                   By: /s/ Candace Sikorski
                                       -----------------------------------------
                                       Candace Sikorski, Director, Treasurer,
                                       Chief Financial Officer and Principal
                                       Accounting Officer