Form 10QSB
period 2007-03-31
Mystica Candle Corp.
filed 2007-05-15
CIK 1334699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended March 31, 2007

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


                                     Jon Suk
                                136 Bradley Road
                     Salt Spring Island, BC, Canada V8K 1J5
                                  (604)638-2283
            (Name, address and telephone number of agent for service)

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

There were 2,500,000 shares of common stock issued and outstanding on March 31, 2007.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        March 31,          June 30,
                                                                          2007               2006
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 17,976           $ 32,179
  Inventory                                                                1,511              1,649
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      19,487             33,828

NET FIXED ASSETS                                                          16,620              9,694
                                                                        --------           --------

TOTAL ASSETS                                                            $ 36,107           $ 43,522
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $     --           $     90
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                     --                 90
                                                                        --------           --------

TOTAL LIABILITIES                                                             --                 90

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,500,000 shares issued and outstanding
   as of December 31, 2006 and June 30, 2006)                              2,500              2,500
  Additional paid-in capital                                              55,000             55,000
  Deficit accumulated during development stage                           (21,393)           (14,068)
                                                                        --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      36,107             43,432
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 36,107           $ 43,522
                                                                        ========           ========

                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                        June 24, 2005
                                     Six Months       Six Months      Three Months     Three Months      (inception)
                                       Ended            Ended            Ended            Ended            through
                                      March 31,        March 31,        March 31,        March 31,        March 31,
                                        2007             2006             2007             2006             2007
                                     ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                           $      880       $       --       $       50       $       --       $    2,120
                                     ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                              880               --               50               --            2,120

COST OF GOODS SOLD
  Purchases                                 256               --               15               --            1,140
                                     ----------       ----------       ----------       ----------       ----------
TOTAL COSTS GOODS SOLD                      256               --               15               --            1,140
                                     ----------       ----------       ----------       ----------       ----------
GROSS PROFIT                                624               --               35               --              980

OPERATING EXPENSES
  Administrative Expenses                 4,403            5,858            2,318            2,843           16,439
  Professional fees                       1,434            3,500            2,000            5,934
                                     ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING EXPENSES                  5,837            9,358            2,318            4,843           22,373
                                     ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                    $   (5,213)      $   (9,358)      $   (2,283)      $   (4,843)      $  (21,393)
                                     ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS (LOSS) PER SHARE      $    (0.00)      $    (0.01)      $    (0.00)      $    (0.00)
                                     ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            2,500,000        1,521,300        2,500,000        1,521,300
                                     ==========       ==========       ==========       ==========

                       See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
              From June 24, 2005 (Inception) through March 31, 2007
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                            Common     Additional      During
                                                Common      Stock       Paid-in     Development
                                                Stock       Amount      Capital        Stage          Total
                                                -----       ------      -------        -----          -----
BALANCE, JUNE 24, 2005                              --      $   --       $    --       $     --      $     --

Stock issued for cash on June 24, 2005
@ $0.005 per share                             750,000         750         3,000                        3,750

Stock issued for cash on June 24, 2005
@ $0.005 per share                             750,000         750         3,000                        3,750

Net loss, June 30, 2005                                                                                    --
                                             ---------      ------       -------       --------      --------
BALANCE, JUNE 30, 2005                       1,500,000      $1,500       $ 6,000       $     --      $  7,500
                                             ---------      ------       -------       --------      --------
Stock issued for cash on March 14, 2006
@ $0.05 per share                            1,000,000       1,000        49,000                       50,000

Net loss, June 30, 2006                                                                 (14,068)      (14,068)
                                             ---------      ------       -------       --------      --------

BALANCE, JUNE 30, 2006                       2,500,000      $2,500       $55,000       $(14,068)     $ 43,432
                                             ---------      ------       -------       --------      --------
Net loss, December 31, 2006                                                              (5,042)       (5,042)
                                             ---------      ------       -------       --------      --------
BALANCE, DECEMBER 31, 2006                   2,500,000      $2,500       $55,000       $(19,110)     $ 38,390
                                             ---------      ------       -------       --------      --------
Net loss,  March 31, 2007                                                                (2,283)       (2,283)
                                             ---------      ------       -------       --------      --------
BALANCE, MARCH 31, 2007                      2,500,000      $2,500       $55,000       $(21,393)     $ 36,107
                                             =========      ======       =======       ========      ========

                        See Notes to Financial Statements

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                               June 24, 2005
                                                    Six Months     Six Months    Three Months   Three Months    (inception)
                                                      Ended          Ended          Ended          Ended          through
                                                     March 31,      March 31,      March 31,      March 31,      March 31,
                                                       2007           2006           2007           2006           2007
                                                     --------       --------       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $ (5,213)      $ (9,358)      $ (2,283)      $ (4,843)      $(21,393)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                       1,877             --            975             --          2,880
     (Increase) decrease in Subscription Receivable    (1,500)        (1,500)
  Changes in operating assets and liabilities:
     Decrease (increase) in inventory                     (80)            --             15             --         (1,511)
     Increase in (decrease) in accounts payable          (555)            90             --           (763)            --
                                                     --------       --------       --------       --------       --------
          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                        (3,971)       (10,768)        (1,293)        (7,106)       (20,024)

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in leasehold improvement                     3,000             --             --             --         19,500
                                                     --------       --------       --------       --------       --------
          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                        (3,000)            --             --             --        (19,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   --         50,000             --         50,000         57,500
                                                     --------       --------       --------       --------       --------
          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                            --         50,000             --         50,000         57,500
                                                     --------       --------       --------       --------       --------

NET INCREASE (DECREASE) IN CASH                        (6,971)        39,232         (1,293)        42,894         17,976

CASH AT BEGINNING OF PERIOD                            24,947          4,418         19,269            756             --
                                                     --------       --------       --------       --------       --------
CASH AT END OF PERIOD                                $ 17,976       $ 43,650       $ 17,976       $ 43,650       $ 17,976
                                                     ========       ========       ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                           $     --       $     --       $     --       $     --       $     --
                                                     ========       ========       ========       ========       ========
  Income Taxes                                       $     --       $     --       $     --       $     --       $     --
                                                     ========       ========       ========       ========       ========

                       See Notes to Financial Statements

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


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

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $21,393 during the period from June 24, 2005 (inception) through March 31, 2007. This condition raises substantial doubt about the Company's ability to continue

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 3. GOING CONCERN (continued)

as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              March 31, 2007      June 30, 2006
                                              --------------      -------------

     Equipment                                   $ 19,500           $ 10,000
                                                 --------           --------

           Total Fixed Assets                      19,500             10,000

     Less: Accumulated Depreciation                (2,880)              (306)
                                                 --------           --------

           Net Fixed Assets                      $ 16,620           $  9,694
                                                 ========           ========

Depreciation expenses for the nine months ended March 31, 2007and for the year ended June 30, 2006 were $1,599 and $306, respectively.

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

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 7. NET OPERATING LOSSES

As of March 31, 2007, the Company has a net operating loss carryforwards of approximately $21,393. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

NOTE 8. INCOME TAXES

                                                  As of                As of
                                              March 31, 2007       June 30, 2006
                                              --------------       -------------
     Deferred tax assets:
     Net operating tax carryforwards             $ 2,867              $ 2,110
     Other                                             0                    0
                                                 -------              -------
     Gross deferred tax assets                     2,867                2,110
     Valuation allowance                          (2,867)              (2,110)
                                                 -------              -------

     Net deferred tax assets                     $     0              $     0
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

As of March 31, 2007 the Company had 2,500,000 shares of common stock issued and outstanding.

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2007:

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

We incurred operating expenses of $3,518 and $4,843 for the three month periods ended March 31, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We generated revenues of $50 and $0 for the three month periods ended March 31, 2007 and 2006, respectively. Our net loss for the three months ended March 31, 2007 and 2006 was $3,483 and $4,843, respectively.

Cash provided by financing activities from inception through March 31, 2007 was $7,500 resulting from the sale of common stock to our directors, Mr. Suk and Ms. Sikorski, who each purchased 750,000 shares of our Common Stock at $0.005 per share on June 24, 2005 and $50,000 resulting from the sale of common stock to 26 un-affiliated shareholders who purchased 1,000,000 shares of our Common Stock at $0.05 per share pursuant to our initial public offering which was completed on March 14, 2006.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect that our current cash balance of $17,976 will allow us to complete the next 6 months without additional funds. Our continued operations are dependent upon our ability to generate revenues from operations or we may need to seek further financing through bank loans or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if required, or on terms favorable to us. If we are unable to generate sufficient revenues or obtain financing, our current business plan could fail. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

We may decide that we can not continue operations as detailed in our original business plan because of the lack of success of our current business. We may look for other potential business opportunities that might be available to the Company. There can be no certainties that there will be any other business opportunities available; nor the nature of the business opportunity; nor any indication of the financial resources required of any possible business opportunity.

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

FEBRUARY 2007

We reviewed and updated our point-of-sale marketing materials to provide to our retailers. We reviewed and adjusted our essential oil and wax formulations.

MARCH 2007

We designed and produced point-of-sale display equipment in preparation for the upcoming direct retail market season. We developed our marketing plan for the spring season. Our products were represented at the Vancouver Gift Show.

APRIL 2007

We produced an inventory of product to prepare for the anticipated increase in product demand during the upcoming seasonal markets and orders from retailers for restocking. We restocked our products at retail outlets.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

MAY 2007

We plan to conduct direct retail sales at the resumption of the seasonal Saturday Market-in-the-Park, continuing through to October. We plan to continue marketing to wholesale customers and have our products restocked at retail outlets.

JUNE 2007

We plan to continue direct retail marketing at the local Salt Spring Market-in-the-Park. We plan to have our products represented at other local seasonal gift shows and markets such as Sidney Thursday Market.

JULY 2007

We plan to continue direct retail marketing at the local Salt Spring Market-in-the-Park. We plan to continue marketing to wholesale customers and have our products restocked at retail outlets. We plan to have our products represented at seasonal gift shows and markets. We plan to develop a marketing plan for the upcoming Fall 2007 trade shows which will be attended by prospective retailers.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of March 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our June 30, 2006 audited financial statements and notes thereto, which can be found in our Form 10K-SB on the SEC website at www.sec.gov under our SEC File Number 333-127703.

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


May 10, 2007                        By: /s/ Jon Suk
                                       -----------------------------------------
                                       Jon Suk, Director, President and
                                       Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


May 10, 2007                        By: /s/ Jon Suk
                                       -----------------------------------------
                                       Jon Suk, Director, President and
                                       Principal Executive Officer


May 10, 2007                        By: /s/ Candace Sikorski
                                       -----------------------------------------
                                       Candace Sikorski, Director, Treasurer,
                                       Chief Financial Officer and Principal
                                       Accounting Officer