Form 10KSB
period 2007-06-30
Mystica Candle Corp.
filed 2007-09-26
CIK 1334699

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the Fiscal Year Ended June 30, 2007

|_| TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transitional period from ___ to ___

         Fiscal Year Ended June 30, 2007

                        Commission File Number 333-127703

                              MYSTICA CANDLE CORP.
                 (Name of small business issuer in its charter)

               Nevada                                  20-3061907
--------------------------------------    --------------------------------------
     State or Other Jurisdiction             I.R.S. Employer Identification No.
 of Incorporation or Organization


         136 Bradley Road
        Salt Spring Island,
       British Columbia Canada                           V8K 1J5
--------------------------------------    --------------------------------------
       (Address of Principal                             Zip Code
         Executive Offices)

                                 (604) 638-2283
                                 --------------
                          (Issuer's Telephone Number)

    Securities registered under                  Name of each exchange
 Section 12(b) of the Exchange Act:               on which registered
--------------------------------------    --------------------------------------

           None. N/A


    Securities registered under                    Title of class:
 Section 12(g) of the Exchange Act:
--------------------------------------

           None. N/A

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |X|

         Note--Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

         State issuer's revenues for its most recent fiscal year:  $2,005

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold is $25,000.

         As of September 10, 2007, the registrant had 2,500,000 shares of common stock, $.001 par value, issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes |_|  No |X|

         TABLE OF CONTENTS

Item 1.  Description of Business                                               4

Item 2.  Description of Property                                               6

Item 3.  Legal Proceedings                                                     6

Item 4.  Submission of Matters to a Vote of Securities Holders                 6

Item 5.  Market for Common Equity, Related Stockholder Matters
         and Small Business Issuer Purchases of Equity Securities              6

Item 6.  Management's Discussion of Analysis or Plan of Operation              7

Item 7.  Financial Statements                                                 10

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             20

Item 8A. Controls and Procedures                                              20

Item 9.  Directors, Executive Officers, Promoters and Control Persons         20

Item 10. Executive Compensation                                               21

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      22

Item 12. Certain Relationships and Related Transactions                       22

Item 13. Exhibits                                                             22

Item 14. Principal Accountant Fees and Services                               23

Signatures                                                                    24

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

         We manufacture, market and distribute soy-blend scented candles and oils. Our primary retail outlets are art markets, gift shops, and outdoor markets. We also maintain a web presence. We believe that our products are most attractive to customers already in the market for scented candles and oils who value "organic" or natural manufactures over petroleum based products.

         Our candles are poured in heat-resistant stylish glass containers, with packaging based on the most current trends. Candles are being purchased for stress relief, home fragrance, decoration and gift giving. As the candle industry grows, consumers are looking for something new and different, namely natural wax, textures and packaging as the key elements for the next generation in candles.

         We sell naturally scented soy-blend wax candles using blends of essential plant oils and Indian oil compounds. The benefits of soy wax over regular paraffin (petroleum based wax) include: cleaner burns with little to no soot; longer and cooler burning; bio-degradability; non-toxicidity; environmentally sensitive; and, cleans up with soap and water.

         We primarily market and distribute our products wholesale through gift stores and boutiques, and retail at seasonal art markets. Secondarily, we attend industry and trade shows and retail our products through our web site.

         We have not publicly announced any new products.

         The home fragrance industry is intensely competitive and fragmented. Our vegetable based waxes and oils compete against petroleum based products which enjoy a significant cost advantage. Within our niche, we compete against other small companies as well as large manufacturers and distributors with significant competitive and financial resources than we have. Examples of companies with whom we compete within the organic market include Ergo, Greenspace, Peaceful Offerings, Madisyn Taylor, Soylab, Aroma Naturals, Archive and Pharmacopia.

         Our competitive position within the market is based on the quality of the base materials, unique fragrance blends, careful hand-crafting, striking packaging and label design. Soy wax candles occupy a small proportion of the North American candle market. Based on our market pricing research, we price our candles competitively against comparable products of similar grades of wax, essential oils and packaging.

         SOURCES AND AVAILABILITY OF PRODUCTS

         We currently source all of our materials including eco-soya natural wax, cotton wicks, and glass containers from Canwax, located in Mississauga, Ontario, Canada. We source the materials and are responsible for production ourselves. We do not currently have any long-term agreements in place for the supply of our wax, wicks, containers or other raw materials. Although we choose only high quality materials in the manufacture of our candles, they are readily available from a large number of suppliers in Canada and abroad. We will continually source new materials from other suppliers who may produce different materials, materials of higher quality or similar materials that are lower priced.

         We are responsible for the manufacturing of our candles. This enables us to produce our candles without requiring a large amount of working capital, and ensure quality control.

         We are not dependent on any one or a few major customers.

         We do not possess any patents, trademarks, licenses, franchises, or concessions. We have not copyrighted any of our intellectual property. We are not party to any royalty agreements or labor contracts.

         We do not have a need for any government approval to manufacture or distribute our principal products or services. We are subject to conventional provincial and Canadian federal law as they apply to the operation of a business, including taxation. As a United States public company, we are subject to its securities laws. We have not spent any money on compliance with any federal, provincial, or local environmental laws or regulations.

         We estimate that we have spent approximately $2,500 on research and development activities during the last two fiscal years. These costs are passed on to our customers as general operating expenses.

         We currently have one employee, our sole officer and director who devotes approximately 5-10 hours per week to our business. He is not subject to an employment agreement with us and receives no compensation for his services.

Our History

         We were incorporated June 24, 2005 in Nevada.

         Beginning in August 2005, we conducted our market research for the manufacture and distribution of our products. We arranged for procurement of our raw materials and produced product prototypes. We began building our web presence.

         During 2006, we secured production facilities and began attending the Saturday Market in the Park on Salt Spring Island, British Columbia. Sales began at specialty home and gift outlets such as Waterfront Gallery and Artcraft. Buildout of our web presence continued. We began marketing to prospective retailers at the Alberta Gift Show in Edmonton, Alberta.

         During 2007, we adjusted our product mix and composition based on results from the 2006 Christmas season. We attended the Vancouver Gift Show. We resumed participating in Salt Spring Island's Saturday Market in the Park.

ITEM 2 - DESCRIPTION OF PROPERTY

         We do not own any property. Our executive offices are at 136 Bradley Road, Salt Spring Island, British Columbia. We use the premises for our production facilities as well as our administrative offices. The renovated 500 sq. ft. building consists of one office/showroom area and another area used for production of our candles. We pay a monthly rent of $100 to our sole director who owns the property.

         We do not presently hold, nor are we contemplating holding, any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

         We are not involved in any legal proceedings nor do we have knowledge of any contemplated proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Since June 26, 2006 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol MYTC. There has been no active trading market and thus no high and low sales prices to report.

         There were 14 holders of our common stock as of September 24, 2007.

         We have not paid any dividends on our common stock during the past two fiscal years. We are not under any restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future.

         As of the date of this Report, we do not have any equity compensation plans.

         During the period covered by this Report, we did not sell any of our securities that were not registered under the Securities Act of 1933.

         Neither we, nor any affiliated purchaser purchased any of equity securities during the period covered by this Report.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

         This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

         Since our inception on July 24, 2005, manufacture, market and distribute soy-blend scented candles and oils. Our primary retail outlets are art markets, gift shops, and outdoor markets. To date we have tried to complete largely on the basis of offering vegetable based products, rather than those produced from petroleum byproducts.

         Our plan for fiscal 2008 is to maintain our presence at trade and craft shows and to begin to emphasize one-on-one relationships with wholesalers and those offering opportunities for consignments.

Results Of Operations

         We are still in our development stage and have generated minimal revenues to date. Revenues for the year ended June 30, 2007 and 2006 were $2,005 and $273, respectively.

         We incurred operating expenses of $17,526 and $13,719 for the years ended June 30, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

         Our net loss for years ended June 30, 2007 and 2006 were $16,081 and $14,068, respectively.

         These financial results were below our expectations for the year. We believe that several factors accounted for this. Foremost, we have concluded that fewer consumers than we expected are valuing the "organic" or natural manufacture of our products. We believe that demand is sensitive primarily to price. Petroleum based products offer a clear cost advantage over our vegetable based oils and wax.

         Secondly, less time has been devoted to our business by our workforce. Our former chief financial officer resigned her position on June 8, 2007 and is no longer devoting time to our business. Also, our president and chief executive officer was involved in an automobile collision in February 2007. His extended recovery has reduced the amount of time that he has been able to devote to our business.

         Our web presence has performed below expectations. We attribute this largely to the scented nature of our products, the nature of which cannot be sampled online. Also unseasonably wet weather in the Vancouver region during the summer seasons impeded our sales at the outdoor craft markets which we attend.

         Lastly, our limited cash and other assets has prevented us from conducting the marketing program that we would otherwise like to conduct.

         The following table provides selected financial data about our company for the years ended June 30, 2007 and 2006.

                                        June 30, 2007          June 30, 2006
                                        -------------          -------------
Cash                                        $10,237                $32,179
Total assets                                $27,351                $43,522
Total liabilities                           $27,351                    $90
Shareholders' equity                                               $43,432

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

         At June 30, 2007, we had cash in the bank of $10,237.

         We believe that we have sufficient cash to meet our expenses for approximately the next three to six months. After such time, we will need to raise additional financing for us to continue. This financing may take the form of additional sales of our equity securities or loans from our sole officer. We have not made any decisions with respect to such financing.

         Our external auditors have issued an opinion that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position.

Critical Accounting Policies

         We have not changed our accounting policies since March 31, 2007.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

         We evaluated the effectiveness of our disclosure controls and procedures as of the date of this Report. This evaluation was conducted by our chief executive officer and chief financial officer. Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on Effective Controls

         Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

         Based upon his evaluation of our controls, the chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

ITEM 7 - FINANCIAL STATEMENTS


                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                       ASSETS

                                                                    As of                          As of
                                                                  June 30,                       June 30,
                                                                    2007                           2006
                                                              ---------------                 ---------------
Current Assets
      Cash                                                    $        10,237                 $        32,179
      Inventory                                                         1,469                           1,649

                                                              ---------------                 ---------------

Total Current Assets                                                   11,706                          33,828

Net fixed Assets                                                       15,645                           9,694

                                                              ---------------                 ---------------

Total Assets                                                  $        27,351                 $        43,522

                                                              ===============                 ===============

            LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts Payable                                         $             -                 $            90

                                                              ---------------                 ---------------
Total Current Liabilities
                                                                            -                              90


                                                              ---------------                 ---------------

Total Liabilities                                                           -                              90

Stockholders' Equity (Deficit)

Common stock, ($0.001 par value, 75,000,000 shares
  authorized; 2,500,000 shares issued and outstanding
  as of June 30, 2007 and 2006)                                         2,500                           2,500
Additional paid-in capital                                             55,000                          55,000
Deficit accumulated during development stage                          (30,149)                        (14,068)

                                                              ---------------                 ---------------

Total Stockholders' Equity (Deficit)                                   27,351                          43,432

       TOTAL LIABILITIES &
                                                              ---------------                 ---------------
             STOCKHOLDERS' EQUITY (DEFICIT)               $            27,351                 $        43,522


                                                              ===============                 ===============

         The notes are an integral part of these financial statements.

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                      June 24, 2005
                                                                                       (inception)
                                                  Year Ended         Year Ended          through
                                                   June 30,           June 30,           June 30,
                                                     2007               2006               2007
                                                  -----------        -----------        -----------
Revenues

   Revenues                                       $     2,005        $       273        $     2,278
                                                  -----------        -----------        -----------

Total Revenues                                          2,005                273              2,278
Cost of Goods Sold
   Purchases                                              560                622              1,182
                                                  -----------        -----------        -----------
Total Costs Goods Sold
                                                          560                622              1,182
                                                  -----------        -----------        -----------
Gross Profit
                                                        1,445               (349)             1,096

Operating Expenses
   Administrative Expenses                              9,668              9,219             18,887
   Professional fees                                    7,858              4,500             12,358
                                                  -----------        -----------        -----------

Total Operating Expenses                               17,526             13,719             31,245
                                                  -----------        -----------        -----------

Net Income (Loss)                                 $   (16,081)       $   (14,068)       $   (30,149)
                                                  ===========        ===========        ===========

Basic and diluted earnings (loss) per share       $     (0.01)       $     (0.01)
                                                  ===========        ===========

Weighted average number of
  common shares outstanding                         2,500,000          1,798,630
                                                  ===========        ===========

         The notes are an integral part of these financial statements.

                              MYSTICA CANDLE, CORP.
                          (A Development Stage Company)
                             Statement of Cash Flows

--------------------------------------------------------------------------------

                                                                                                  June 24, 2005
                                                                                                   (inception)
                                                                Year Ended       Year Ended          through
                                                                 June 30,         June 30,           June 30,
                                                                   2007             2006              2007
                                                                 --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

    Net income (loss)                                            $(16,081)         $(14,068)         $(30,149)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
      Depreciation                                                  3,549               306             3,855
   Changes in operating assets and liabilities:
      Decrease (increase) in inventory                                180            (1,649)           (1,469)
      Increase in (decrease) in accounts payable                      (90)               90                --
                                                                 --------          --------          --------

     Net cash provided by (used in) operating activities          (12,442)          (15,321)          (27,763)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

    Acquisition of equipment                                       (9,500)               --            (9,500)

    Increase in leasehold improvement                                  --           (10,000)          (10,000)
                                                                 --------          --------          --------

     Net cash provided by (used in) investing activities           (9,500)          (10,000)          (19,500)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

     Proceeds from issuance of common stock                            --            50,000            57,500
                                                                 --------          --------          --------

     Net cash provided by (used in) financing activities               --            50,000            57,500
                                                                 --------          --------          --------

    Net increase (decrease) in cash                               (21,942)           24,679            10,237
    Cash at beginning of period                                    32,179             7,500                --
                                                                 --------          --------          --------

    Cash at end of period                                        $ 10,237          $ 32,179          $ 10,237
                                                                 ========          ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

Cash paid during year for :

     Interest                                                    $     --          $     --          $     --
                                                                 ========          ========          ========

     Income Taxes                                                $     --          $     --          $     --
                                                                 ========          ========          ========

         The notes are an integral part of these financial statements.

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Mystica Candle Corp. (the Company) was incorporated under the laws of the State of Nevada on June 24, 2005. The Company's principal products are the soy-blend wax candles. The Company manufactures, markets, distributes and sells the soy-blend wax candles.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, and development of its business plan and a target customer market.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

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

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006


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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

i.   Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006


NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $30,149 during the period from June 24, 2005 (inception) through June 30, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                      June 30, 2007       June 30, 2006
                                      -------------       -------------

Equipment                              $   19,500          $   10,000
                                       ----------          ----------

      Total Fixed Assets                   19,500              10,000

Less: Accumulated Depreciation             (3,855)               (306)
                                       ----------          ----------

      Net Fixed Assets                     15,645               9,694
                                       ==========          ==========


Depreciation expenses for the years ended June 30, 2007 and 2006 were $3,549 and $306, respectively.

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

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006


NOTE 7.   NET OPERATING LOSSES

As of June 30, 2007, the Company has a net operating loss carryforwards of approximately $30,149. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

NOTE 8.   INCOME TAXES

                                     As of June 30,      As of June 30,
                                          2007               2006
                                        ---------          ---------

Deferred tax assets:
Net operating tax carryforwards         $   4,522          $   2,110
Other                                         -0-                -0-
                                        ---------          ---------
Gross deferred tax assets                   4,522              2,110
Valuation allowance                        (4,522)            (2,110)
                                        ---------          ---------

Net deferred tax assets                 $     -0-          $     -0-
                                        =========          =========

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

                              MYSTICA CANDLE CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006


NOTE 9.   STOCK TRANSACTIONS (continued)

On June 24, 2005, the Company issued 750,000 shares of common stock to a director for cash valued at $0.005 per share.

On June 24, 2005, the Company issued 750,000 shares of common stock to a director for cash valued at $0.005 per share.

On March 14, 2006, the Company issued 1,000,000 shares of common stock for cash for cash valued at $0.05 per share.

As of June 30, 2007, the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 10.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2007:

Common stock, $0.001 par value: 75,000,000 shares authorized; 2,500,000 shares issued and outstanding.

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is appointed by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

         The name, address, age and position of our sole officer and sole director is set forth below:


          Name and Address          Age             Position(s)
          ----------------          ---             -----------

Jon Suk                              42         President, Chief Executive
136 Bradley Road                                Officer, Chief Financial Officer
Salt Spring Island, British                     and Director
Columbia, V8K 1J5

         Jon Suk became our Chief Financial Officer on June 8, 2007. He has held each of his other positions since our inception on June 24, 2005. He will hold his positions until our next annual meeting of stockholders and his successors are appointed and qualify.

         From March 2001 to the present, Mr. Suk has been President of BN-Borealis Networks, Inc., an internet services provider specializing in website hosting services, website development, e-commerce and technical consulting. From May 1993 to March 2001, he was President of Image Factory, a digital imaging pre-press studio with graphic design and systems consulting support. He has also served as a Director of Image Factory from May 1993 to present. From November 1999 to May 2001 he was President and a Director of Bidder Communications. Inc., a publicly traded corporation that operated as an internet auction provider located in Vancouver, British Columbia.

         Mr. Suk attended the University of British Columbia in Vancouver where he studied English Literature from 1985 to 1989.

Code of Ethics

         We have adopted a written code of ethics. We believe that the code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Board Committees

         Our Board of Directors has not formed any committees.

         There has been no material change to the procedures by which security holders may recommend nominees to our board of directors during the period covered by this Report.

         Our sole director does not qualify as an audit committee financial expert.

ITEM 10 - EXECUTIVE COMPENSATION

         During the past two fiscal years, neither of our officers or directors were compensated for their services as an officer or director.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         We do not have any equity compensation plans.

         The following table sets forth, as of the date of this Report, the total number of shares owned beneficially by each of our sole officer and director and a former officer and director who served during the period covered by this Report, and the present owners of 5% or more of our total outstanding shares, individually and as a group. The ownership indicated below includes that where the listed beneficial owner has the right to acquire such securities within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

                                                          Amount and Nature of
      Title of Class         Name of Beneficial Owner     Beneficial Ownership       Percentage of Class
            (1)                         (2)                        (3)                     (4)
Common stock, $0.001 par     Jon Suk                                750,000                  30.0%
value per share
                             Candace Sikorski                       750,000                  30.0%
Common stock, $0.001 par     All officers and                       750,000                  30.0%
value per share              directors as a group

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

         We pay our sole officer $100 per month in rent for the use of our executive offices and operating facilities.

ITEM 13 - EXHIBITS

         The following exhibits are included with this filing:

Number                Description
------                -----------
Exhibit 31.1          302 Certification of Chief Executive Officer
Exhibit 31.2          302 Certification of Chief Financial Officer(1)
Exhibit 32.1          906 Certification of Chief Executive Officer
Exhibit 32.2          906 Certification of Chief Financial Officer(2)

(1)  Included in Exhibit 31.1 filed herewith
(2)  Included in Exhibit 32.1 filed herewith

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Set forth below is a summary of certain fees paid to Chang D. Park, CPA, our independent registered public accounting firm, for services in the fiscal period ended December 31, 2007. In determining the independence of Mr. Park, the board of directors acting as the audit committee considered whether the provision of non-audit services is compatible with maintaining Mr. Park's independence.

                                                  Year ended     Year ended
                                                 June 30, 2007  June 30, 2006
                                                 -------------- --------------
Audit Fees                                        $       6,400  $       1,500
Audit-Related Fees                                            0              0
Tax Fees                                                    600              0
All Other Fees                                                0          2,000
------------------------------------------------ -------------- --------------
Total Fees                                        $       7,000  $       3,500

         Below is a description of the nature of services comprising the fees disclosed for each category above.

         The total audit fess and reimbursements paid to Chang D. Park, CPA were $7,900 for the audits performed during the years ended June 30, 2007 and June 30, 2006, together with the reviews of the quarterly financial statements and audit services provided in connection with statutory or regulatory filings. Fees relating to tax compliance, tax advice, and tax planning totaled $600 over the same period. $2,000 in other fees were also paid.

                                   SIGNATURES

         Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 26, 2007                 MYSTICA CANDLE CORPORATION


                                         By: /s/ Jon Suk
                                             -----------------------------------
                                             Name:  Jon Suk
                                             Title: Principal Executive Officer