Form 10KSB/A
period 2007-06-30
Mystica Candle Corp.
filed 2007-10-04
CIK 1334699

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

         Transitional Small Business Disclosure Format (check one):
Yes |_|  No |X|

         TABLE OF CONTENTS

Item 1.  Description of Business                                               4

Item 2.  Description of Property                                               6

Item 3.  Legal Proceedings                                                     6

Item 4.  Submission of Matters to a Vote of Securities Holders                 6

Item 5.  Market for Common Equity, Related Stockholder Matters
         and Small Business Issuer Purchases of Equity Securities              6

Item 6.  Management's Discussion of Analysis or Plan of Operation              7

Item 7.  Financial Statements                                                 10

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             21

Item 8A. Controls and Procedures                                              21

Item 9.  Directors, Executive Officers, Promoters and Control Persons         21

Item 10. Executive Compensation                                               22

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      23

Item 12. Certain Relationships and Related Transactions                       23

Item 13. Exhibits                                                             23

Item 14. Principal Accountant Fees and Services                               24

Signatures                                                                    25

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

ITEM 7 - FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
              o 371 E STREET o CHULA VISTA o CALIFORNIA 91910-2615o
      o TELEPHONE (858)722-5953 o FAX (858) 408-2695 o FAX (858) 764-5480
                         o E-MAIL changgpark@gmail.com o

--------------------------------------------------------------------------------

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Mystica Candle Corp.
(A Development Stage company)

We have audited the accompanying balance sheets of Mystica Candle Corp. (A Development Stage "Company") as of June 30, 2007 and 2006 and the related statements of operation, changes in shareholders' equity and cash flows for the years then ended and for the period from June 24, 2005 (inception) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mystica Candle Corp. as of June 30, 2007 and 2006, and the results of its operation and its cash flows for the years then ended and for the period from June 24, 2005 (inception) to June 30, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park
-----------------

CHANG G. PARK, CPA

September 14, 2007
San Diego, CA. 91910


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


Date: October 4, 2007                 MYSTICA CANDLE CORPORATION


                                         By: /s/ Jon Suk
                                             -----------------------------------
                                             Name:  Jon Suk
                                             Title: Principal Executive Officer