Form 10QSB
period 2007-09-30
Mystica Candle Corp.
filed 2007-11-16
CIK 1334699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-127703

MYSTICA CANDLE CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3061907
(State of incorporation)	(IRS Employer Identification No.)

136 Bradley Road
Salt Spring Island
British Columbia V8K 1J5 Canada
(Address of principal executive offices)

(604) 638-2283
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 12, 2007, there were 2,500,000 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MYSTICA CANDLE, CORP.
(A Development Stage Company)
Balance Sheets

	As of	As of
	September 30,	June 30,
	2007	2007
	(unaudited)
ASSETS

Current Assets
Cash	$10,131	$10,237
Inventory	1,469	1,469

Total Current Assets	11,601	11,706

Net Fixed Assets	14,670	15,645

Total Assets	$26,270	$27,351

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$3,678	$-

Total Current Liabilities	3,678	-

Total Liabilities	3,678	-

Stockholders' Equity

Common stock, ($0.001 par value, 75,000,000 shares
authorized; 2,500,000 and 2,500,000 shares issued and
outstanding as of September 30, 2007 and June 30, 2007 respectively)	2,500	2,500
Additional paid-in capital	55,000	55,000
Deficit accumulated during development stage	(34,908)	(30,149)
Total Stockholders' Equity	22,592	27,351

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$26,270	$27,351

MYSTICA CANDLE, CORP.
(A Development Stage Company)
Statements of Operations (unaudited)

			June 24, 2005
	Three months	Three months	(inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2007	2006	2007

Revenues

Revenues	$-	$968	$2,278

Total Revenues	-	968	2,278

Cost of Goods Sold
Purchases	-	263	1,182
Total Costs Goods Sold	-	263	1,182

Gross Profit	-	705	1,096

Operating Expenses
Administrative Expenses	1,081	2,818	19,968
Professional fees	3,678	-	16,036

Total Operating Expenses	4,759	2,818	36,004

Net Income (Loss)	$(4,759)	$(2,113)	$(34,908)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	2,500,000	2,500,000

MYSTICA CANDLE, CORP.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (unaudited)
From June 24, 2005 (Inception) through September 30, 2007

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balance, June 24, 2005 (Inception)	-	$-	$-	$-	$-

Stock issued for cash on June 24, 2005
@ $0.005 per share	750,000	750	3,000		3,750

Stock issued for cash on June 24, 2005
@ $0.005 per share	750,000	750	3,000		3,750

Net lncome, June 30, 2005				-	-

Balance, June 30, 2005	1,500,000	1,500	6,000	-	7,500

Stock issued for cash on March 14, 2006
@ $0.05 per share	1,000,000	1,000	49,000		50,000

Net loss, June 30, 2006				(14,068)	(14,068)

Balance, June 30, 2006	2,500,000	$2,500	$55,000	$(14,068)	43,432

Net loss, June 30, 2007				(16,081)	(16,081)

Balance, June 30, 2007	2,500,000	$2,500	$55,000	$(30,149)	$27,351

Net loss, September 30, 2007				(4,759)	(4,759)

Balance, September 30, 2007	-	$-	$-	$(34,908)	$22,592

MYSTICA CANDLE, CORP.
(A Development Stage Company)
Statement of Cash Flows (unaudited)

			June 24, 2005
	Three Months	Three Months	(inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(4,759)	$(2,113)	$(34,908)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	975	698	4,830

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,678	465	3,678
(Increase) decrease in inventory	-	218	(1,469)

Net cash provided by (used in) operating activities	(106)	(732)	(27,869)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	(9,500)
Increase in Leasehold improvements	-	(6,500)	(10,000)

Net cash provided by (used in) investing activities	-	(6,500)	(19,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	57,500

Net cash provided by (used in) financing activities	-	-	57,500

Net increase (decrease) in cash	(106)	(7,232)	10,131

Cash at beginning of year	10,237	32,179	-

Cash at end of year	$10,131	$24,947	$10,131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

MYSTICA CANDLE CORP.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Mystica Candle Corp. (the Company) was incorporated under the laws of the State of Nevada on June 24, 2005. The Company’s principal products are the soy-blend wax candles. The Company plans to manufacture, market, distribute and sell the soy-blend wax candles.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan and a target customer market.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

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

e. Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). The Company generates revenue from the sale of candles.  SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

MYSTICA CANDLE CORP.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

g. Basic Earnings per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective June 24, 2005 (inception).

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

i. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale

MYSTICA CANDLE CORP.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $34,908 during the period from June 24, 2005 (inception) through September 30, 2007. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MYSTICA CANDLE CORP.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2007	June 30, 2007

Equipment	$19,500	$19,500

Total Fixed Assets	19,500	19,500

Less: Accumulated Depreciation	(4,830)	(3,855)

Net Fixed Assets	$14,670	$15,645

Depreciation expenses for the first quarter ended September 30, 2007 was $975.

NOTE 6. RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. Beginning August 1, 2005, the Company has paid Jon Suk, a director, $100 per month for use of office space and services. This rent agreement was terminated in August, 2007. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. NET OPERATING LOSSES

As of September 30, 2007, the Company has a net operating loss carryforwards of approximately $34,908. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

MYSTICA CANDLE CORP.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited)

NOTE 8. INCOME TAXES

	As of September 30, 2007	As of June 30, 2007

Deferred tax assets:
Net operating tax carryforwards	$5,236	$4,522
Other	-0-	-0-
Gross deferred tax assets	5,236	4,522
Valuation allowance	(5,236)	(4,522)

Net deferred tax assets	$-0-	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9. STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On June 4, 2005 the Company issued 750,000 shares of common stock to a director for cash valued at $0.005 per share.

On June 24, 2005 the Company issued 750,000 shares of common stock to a director for cash valued at $0.005 per share.

On March 14, 2006 the Company issued 1,000,000 shares of common stock for cash for cash valued at $0.05 per share.

As of September 30, 2007 the Company had 2,500,000 shares of common stock issued and outstanding.

MYSTICA CANDLE CORP.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited)

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2007:

Common stock, $0.001 par value: 75,000,000 shares authorized; 2,500,000 shares issued and outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

Since our inception on June 24, 2005, we manufacture, market and distribute soy-blend scented candles and oils. Our primary retail outlets are art markets, gift shops and outdoor markets. To date we have tried to compete largely by offering vegetable based products, rather than those produced from petroleum byproducts.

Results of Operations

We are still in our development stage and have generated minimal revenues from operations to date.

We incurred operating expenses of $4,759 and $2,818 for the three month periods ended September 30, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We generated revenues of $nil and $968 for the three month periods ended September 30, 2007 and 2006, respectively. Our net loss for the three months ended September 30, 2007 and 2006 was $4,759 and $2,113, respectively.

There was no cash provided by financing activities for the three months ended September 30, 2007.

Our external auditors have issued an opinion that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position. See Note 3 to the financial statements.

Liquidity and Capital Resources

At September 30, 2007, we had cash in the bank of $10,131.

We believe that we have sufficient cash to meet our expenses for approximately the next three months. After such time, we will need to generate sufficient revenues or obtain additional financing for us to continue. This financing may take the form of additional sales of our equity securities or loans from our sole officer. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if required, or on terms favorable to us. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

In addition to taking the steps set forth below regarding our current business plan, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we can not assure that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Proposes Milestones to Implement Business Operations

The following criteria for the milestones are based on management’s estimates only. The number of candles we plan to have manufactured for our inventory and the other projected milestones are approximations only and subject to adjustment based on costs and needs.

During the period from September 2007 through December 2007 we will continue direct retail marketing at local Salt Spring Market-in-the-Park. We plan to have our products presented at other local seasonal gift shows and markets. Marketing efforts will be directed to increasing the number of local outlets carrying our products during the critical holiday shopping season. Seasonal point-of-sale display will be provided to the current local retailers in order to support the product sales. We also plan to operate direct to consumer sales booths at local Christmas craft shows. During the winter season, direct to consumer sales venues are expected to be limited in number. After the conclusion of the holiday shopping season, we plan to contact our retailers to discuss and develop a marketing plan for the spring season. We currently have no plans to expend funds to develop any other candle offerings but we will simply focus on the current offerings.

Critical Accounting Policies

The unaudited financial statements as of September 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our June 30, 2007 audited financial statements and notes thereto, which can be found in our Form 10-KSB on the SEC website at www.sec.gov under our SEC File Number 333-127703.

Management’s discussion and analysis of our financial condition and results of operations are based on the financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. It should be noted, however, that actual results could materially differ from the amount derived from management’s estimates under different assumptions or conditions.

Loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is also computed using the weighted average number of common stock outstanding due to the lack of dilutive items.

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

Inventories are stated at the lower of cost or market, with cost being determined using the total weighted average.

Our management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the our current financial statements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed in the reports we file pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 5. Other Information

On June 8, 2007, Candace Sikorski, our Chief Financial Officer, Treasurer and Secretary and a director, resigned from these positions. Ms. Sikorski’s resignation did not result from any disagreement between her and us.

On June 8, 2007, we appointed Jon Suk, our President and Chief Executive Officer, as our Chief Financial Officer, Treasurer and Secretary.

Item 6. Exhibits

Exhibit No.	Description

31.1	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2007	MYSTICA CANDLE CORP.

	By:	/s/ Jon Suk
Name: Jon Suk
Title: Principal Executive Officer and Principal Financial Officer