Form 10QSB
period 2007-12-31
Mystica Candle Corp.
filed 2008-02-14
CIK 1334699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of February 14, 2008, there were 2,500,000 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MYSTICA CANDLE, CORP.
(A Development Stage Company)
Balance Sheets

ASSETS

	As of	As of
	December 31,	June 30,
	2007	2007
	(unaudited)
Current Assets
Cash	$111	$10,237
Inventory	1,469	1,469

Total Current Assets	1,581	11,706

Net Fixed Assets	13,695	15,645

Total Assets	$15,275	$27,351

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$11,191	$-

Total Current Liabilities	11,191	-

Total Liabilities	11,191	-

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 2,500,000 and 2,500,000 shares issued and
outstanding as of December 31, 2007 and June 30, 2007 respectively)	2,500	2,500
Additional paid-in capital	55,000	55,000
Deficit accumulated during development stage	(53,416)	(30,149)

Total Stockholders' Equity	4,084	27,351

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$15,275	$27,351

MYSTICA CANDLE, CORP.
(A Development Stage Company)
Statements of Operations (unaudited)

					June 24, 2005
	Six Months	Six Months	Three Months	Three Months	(inception)
	Ended	Ended	Ended	Ended	through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007

Revenues
Revenues	$-	$1,797	-	$829	$2,278

Total Revenues	-	1,797	-	829	2,278

Cost of Goods Sold
Purchases	-	503	-	240	1,182

Total Costs Goods Sold	-	503	-	240	1,182

Gross Profit	-	1,294	-	589	1,096

Operating Expenses
Administrative Expenses	2,399	3,942	1,318	1,785	21,286
Professional fees	20,868	2,394	17,190	1,734	33,226

Total Operating Expenses	23,267	6,336	18,508	3,519	54,512

Net Income (Loss)	$(23,267)	$(5,043)	(18,508)	$(2,930)	$(53,416)

Basic earnings (loss) per share	$(0.01)	(0.00)	(0.01)	$(0.00)

Weighted average number of
common shares outstanding	2,500,000	2,500,000	2,500,000	2,500,000

MYSTICA CANDLE, CORP.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (unaudited)
From June 24, 2005 (Inception) through December 31, 2007

				Deficit
	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	During	Total
		Amount	Capital	Development
				Stage

Balance, June 24, 2005 (Inception)	-	$-	$-	$-	$-

Stock issued for cash on June 24, 2005
@ $0.005 per share	750,000	750	3,000		3,750

Stock issued for cash on June 24, 2005
@ $0.005 per share	750,000	750	3,000		3,750

Net lncome, June 30, 2005				-	-

Balance, June 30, 2005	1,500,000	1,500	6,000	-	7,500

Stock issued for cash on March 14, 2006
@ $0.05 per share	1,000,000	1,000	49,000		50,000

Net loss, June 30, 2006				(14,068)	(14,068)

Balance, June 30, 2006	2,500,000	$2,500	$55,000	$(14,068)	43,432

Net loss, June 30, 2007				(16,081)	(16,081)

Balance, June 30, 2007	2,500,000	$2,500	$55,000	$(30,149)	$27,351

Net loss, December 31, 2007				(23,267)	(23,267)

Balance, December 31, 2007	2,500,000	$2,500	$55,000	$(53,416)	$4,084

MYSTICA CANDLE, CORP.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

					June 24, 2005
	Six Months	Six Months	Three Months	Three Months	(inception)
	Ended	Ended	Ended	Ended	through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(23,267)	$(5,043)	$(18,508)	$(2,930)	$(53,416)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	1,950	1,599	975	902	5,805

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	11,191	(90)	7,513	(555)	11,191
(Increase) decrease in inventory		123		(95)	(1,469)

Net cash provided by (used in) operating activities	(10,126)	(3,411)	(10,020)	(2,678)	(37,889)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment				-	(9,500)
Increase in Leasehold improvements	-	(9,500)		(3,000)	(10,000)

Net cash provided by (used in) investing activities	-	(9,500)	-	(3,000)	(19,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	-	-	57,500

Net cash provided by (used in) financing activities	-	-	-	-	57,500

Net increase (decrease) in cash	(10,126)	(12,911)	(10,020)	(5,678)	111

Cash at beginning of year	10,237	32,180	10,131	24,947	-

Cash at end of year	$111	$19,269	$111	$19,269	$111

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest		$ $-	$-	$-

Income Taxes		$ $-	$-	$-

MYSTICA CANDLE CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Mystica Candle Corp. (the Company) was incorporated under the laws of the State of Nevada on June 24, 2005. The Company’s principal products were the soy-blend wax candles.

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
December 31, 2007
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

MYSTICA CANDLE CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited)

i. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $53,416 during the period from June 24, 2005 (inception) through December 31, 2007. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MYSTICA CANDLE CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited)

Management may raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2007	June 30, 2007

Equipment	$19,500	$19,500

Total Fixed Assets	19,500	19,500

Less: Accumulated Depreciation	(5,805)	(3,855)

Net Fixed Assets	$13,695	$15,645

Depreciation expenses for the second quarter ended December 31, 2007 was $975.

MYSTICA CANDLE CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited)

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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2007, the Company has a net operating loss carryforwards of approximately $53,416. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

NOTE 8. INCOME TAXES

	As of December 31, 2007	As of June 30, 2007

Deferred tax assets:
Net operating tax carryforwards	$5,236	$4,522
Other	-0-	-0-
Gross deferred tax assets	5,236	4,522
Valuation allowance	(5,236)	(4,522)

Net deferred tax assets	$-0-	$-0-

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
December 31, 2007
(Unaudited)

On June 4, 2005 the Company issued 750,000 shares of common stock to a director for cash valued at $0.005 per share.

On June 24, 2005 the Company issued 750,000 shares of common stock to a director for cash valued at $0.005 per share.

On March 14, 2006 the Company issued 1,000,000 shares of common stock for cash for cash valued at $0.05 per share.

As of December 31, 2007 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,500,000 shares issued and outstanding.

NOTE 11.  SUBSEQUENT EVENTS

On February 7, 2008, the Company received a $50,000 investment from an investor for the sale of 55,556 shares of its common stock at $0.90 per share.

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

Plan of Operation

Since our inception on June 24, 2005, we have been in the business of manufacturing, marketing and distributing soy-blend scented candles and oils. Our primary retail outlets have been art markets, gift shops and outdoor markets. We have tried to compete largely by offering vegetable based products, rather than those produced from petroleum byproducts. We have determined that we can not continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we can not assure that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

We are not currently engaging in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

Results of Operations

We are a development stage company and have generated minimal revenues from operations to date.

We incurred operating expenses of $23,267 and $6,336 for the six month periods ended December 31, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We generated revenues of $nil and $1,797 for the six month periods ended December 31, 2007 and 2006, respectively. Our net loss for the six months ended December 31, 2007 and 2006 was $23,267 and $5,043, respectively.

There was no cash provided by financing activities for the three months ended December 31, 2007.

Our external auditors have issued an opinion that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position. See Note 3 to the financial statements.

Liquidity and Capital Resources

At December 31, 2007, we had cash in the bank of $111.

We have minimal operating costs and expenses at the present time due to our limited business activities. We may, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of our equity securities or loans from our sole officer. There is no assurance that additional financing will be available, if required, or on terms favorable to us.

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

Date: February 14, 2008	MYSTICA CANDLE CORP.

	By:	/s/ Jon Suk
Name: Jon Suk
Title: Principal Executive Officer and Principal Financial Officer