Form 10QSB
period 2008-03-31
Mystica Candle Corp.
filed 2008-05-20
CIK 1334699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 12, 2008, there were 2,555,556 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MYSTICA CANDLE CORP.
(A Development Stage Company)
Balance Sheets

ASSETS

	(Unaudited) As of March 31, 2008	As of June 30, 2007
Current Assets
Cash	$36,803		$10,237
Inventory	1,469		1,469
Total Current Assets	38,272		11,706

Net fixed Assets	12,720		15,645

Total Assets	$50,992		$27,351

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$2,639	$
Total Current Liabilities	2,639		-

Total Liabilities	2,639		-

Stockholders' Equity (Deficit)

Common stock, ($0.001 par value, 75,000,000 shares
authorized; 2,555,556 sh issued & outstanding
as of March 31, 2008; 2,500,000 sh issued & outstanding	2,556		2,500
as of June 30, 2007.
Additional paid-in capital	104,944		55,000
Deficit accumulated during development stage	(59,147)		(30,149)
Total Stockholders' Equity (Deficit)	48,353		27,351

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$50,992		$27,351

See Notes to Financial Statements.

MYSTICA CANDLE, CORP.
(A Development Stage Company)
Statements of Operations
(Unaudited)

		Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	June 24, 2005 (inception) through March 31, 2008

Revenues
Revenues	$		$1,847		$50	$2,278
Total Revenues		-	1,847	-	50	2,278

Cost of Goods Sold
Purchases			518		15	1,182
Total Costs Goods Sold		-	518	-	15	1,182

Gross Profit		-	1,329	-	35	1,096

Operating Expenses
Administrative Expenses		6,130	7,220	3,731	2,318	25,017
Professional fees		22,868	2,634	2,000	1,200	35,226
Total Operating Expenses		28,998	9,854	5,731	3,518	60,243

Net Income (Loss)		$(28,998)	$(8,525)	$(5,731)	$(3,483)	$(59,147)

Basic earnings (loss) per share		$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding		2,510,909	2,500,000	2,532,967	2,500,000

See Notes to Financial Statements.

MYSTICA CANDLE, CORP.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From June 24, 2005 (Inception) through March 31, 2008
(Unaudited)

				Deficit
	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	During	Total
		Amount	Capital	Development
				Stage

Balance, June 24, 2005	-	$-	$-	$-	$-

Stock issued for cash on June 24, 2005
@ $0.005 per share	750,000	750	3,000		3,750

Stock issued for cash on June 24, 2005
@ $0.005 per share	750,000	750	3,000		3,750

Net loss, June 30, 2005					-

Balance, June 30, 2005	1,500,000	1,500	6,000	-	7,500

Stock issued for cash on March 14, 2006	1,000,000	1,000	49,000		50,000

Net loss, June 30, 2006				(14,068)	(14,068)

Balance, June 30, 2006	2,500,000	2,500	55,000	(14,068.00)	43,432

Net loss, June 30, 2007				(16,081)	(16,081)

Balance, June 30, 2007	2,500,000	2,500	55,000	(30,149.00)	27,351

Stock issued for cash Feb 7, 2008	55,556	56	49,944		50,000

Net loss, March 31, 2008				(28,998)	(28,998)

Balance, March 31, 2008	2,555,556	$2,556	$104,944	(59,147)	48,353

See Notes to Financial Statements.

MYSTICA CANDLE, CORP.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Nine Months	Nine Months	Three Months	Three Months	June 24, 2005 (inception)
	Ended	Ended	Ended	Ended	through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(28,998)	$(8,525)	$(5,731)	$(3,483)	$(59,147)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	2,925	2,574	975	975	6,780
(Increase) decrease in Subscription Receivable
Changes in operating assets and liabilities:
Decrease (increase) in inventory		138		15	(1,469)
Increase in (decrease) in accounts payable	2,639	1,110	(8,552)	1,200	2,639
Net cash provided by (used in) operating activities	(23,434)	(4,703)	(13,308)	(1,293)	(51,197)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Equipment					(9,500)

Increase in leasehold improvement	-	9,500	-	-	(10,000)
Net cash provided by (used in) investing activities	-	(9,500)	-	-	(19,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	50,000		50,000		107,500
Net cash provided by (used in) financing activities	50,000	-	50,000	-	107,500

Net increase (decrease) in cash	26,566	(14,203)	36,692	(1,293)	36,803

Cash at beginning of period	10,237	32,179	111	19,269	-
Cash at end of period	$36,803	$17,976	$36,803	$17,976	$36,803

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-	$-	$-

Income Taxes	$-	$-	$-	$-	$-

See Notes to Financial Statements.

MYSTICA CANDLE CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Mystica Candle Corp. (the Company) was incorporated under the laws of the State of Nevada on June 24, 2005. The Company’s principal products have been soy-blend wax candles.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, and development of its business plan and a target customer market.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a year end of June 30th.

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

i. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, he amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

MYSTICA CANDLE CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited)

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $59,147 during the period from June 24, 2005 (inception) through March 31, 2008. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2008	June 30, 2007

Equipment	$19,500	$19,500

Total Fixed Assets	19,500	19,500

Less: Accumulated Depreciation	(6,780)	(3,855)

Net Fixed Assets	$12,720	$15,645

Depreciation expenses for the third quarter ended March 31, 2008 was $975.

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

NOTE 7. NET OPERATING LOSSES

As of March 31, 2008 the Company has a net operating loss carryforwards of approximately $59,147. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

NOTE 8. INCOME TAXES

	As of March 31, 2008	As of June 30, 2007

Deferred tax assets:
Net operating tax carryforwards	$8,872	$4,522
Other	-0-	-0-
Gross deferred tax assets	8,872	4,522
Valuation allowance	(8,872)	(4,522)

Net deferred tax assets	$-0-	$-0-

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

On March 14, 2006 the Company issued 1,000,000 shares of common stock for cash valued at $0.05 per share.

On February 7, 2008 the Company issued 55,556 shares of common stock for cash valued at $0.90 per share for a total consideration of $50,000.

As of March 31, 2008 the Company had 2,555,556 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2008

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,555,556 shares issued and outstanding.

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

Plan of Operation

Since our inception on June 24, 2005, we have been in the business of manufacturing, marketing and distributing soy-blend scented candles and oils. Our primary retail outlets have been art markets, gift shops and outdoor markets. We have tried to compete largely by offering vegetable based products, rather than those produced from petroleum byproducts. We have determined that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we cannot assure you that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

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

We incurred operating expenses of $28,998 and $9,854 for the nine month periods ended March 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We generated revenues of $nil and $1,847 for the nine month periods ended March 31, 2008 and 2007, respectively. Our net loss for the nine months ended March 31, 2008 and 2007 was $28,998 and $8,525, respectively.

MYSTICA CANDLE CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited)

Our external auditors have issued an opinion that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position. See Note 3 to the financial statements.

Liquidity and Capital Resources

At March 31, 2008, we had cash in the bank of $36,803.

On February 7, 2008, we sold 55,556 shares of our common stock to one investor at a price of $0.90 per share, or $50,000 in the aggregate, in a private placement exempt from registration under the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended. There was no other cash provided by financing activities for the three months ended March 31, 2008.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2008, we sold 55,556 shares of our common stock to one investor at a price of $0.90 per share, or $50,000 in the aggregate, in a private placement exempt from registration under the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended. There was no underwriter involved in this transaction and no underwriting discounts or commissions paid in connection with this sale.

Item 6. Exhibits

Exhibit No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYSTICA CANDLE CORP.

Date: May 20, 2008	By:	/s/ Jon Suk
Name: Jon Suk
Title: Principal Executive Officer and Principal Financial Officer