Form 10KSB
period 2008-06-30
NanoDynamics Holdings, Inc.
filed 2008-09-25
CIK 1334699

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: June 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number  333-127703

NanoDynamics Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-3061907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1640 Terrace Way, Walnut Creek, CA North Carolina	94597
(Address of principal executive offices)	(Zip Code)

(925) 930-0100
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Name of each Exchange on Which Registered: None
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

As of September 22, 2008 there were 3,199,665 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on September 22, 2008 was approximately $3,231,662 based on the closing bid price of our common stock on September 22, 2008, which was $1.01 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,747,374 shares of common stock, $0.001 par value, as of September 22, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Description of Business”. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.	BUSINESS

Recent Events

We were incorporated on June 24, 2005. Since that date, we have been in the business of manufacturing, marketing and distributing soy-blend scented candles and oils. Our primary retail outlets have been art markets, gift shops and outdoor markets. We have tried to compete largely by offering vegetable based products, rather than those produced from petroleum byproducts. We have determined that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we cannot assure you that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

We are currently engaged in discussions with NanoDynamics, Inc., a Delaware corporation (“NanoDynamics”), regarding a possible business combination involving the two companies At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the transaction. With the permission of NanoDynamics, we have changed our name to NanoDynamics Holdings, Inc. to facilitate these discussions. If the parties determine not to proceed with the business combination, we will change our name back to Mystica Candle Corp. or adopt another name.

On July 11, 2008, we filed a Certificate of Amendment to our Articles of Incorporation (the “Articles”) with the Secretary of State of the State of Nevada which, (i) changed our name from Mystica Candle Corp. to NanoDynamics Holdings, Inc., and (ii) increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 290,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001. The shares of Preferred Stock may be issued from time to time in one or more classes or series, each of which class or series shall have such distinctive designation or title as shall be fixed by the Board of Directors of the Corporation or any committee thereof established by resolution of the Board of Directors pursuant to the By-Laws prior to the issuance of any shares thereof; each such class or series of Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof pursuant to the authority vested in it, all in accordance with the laws of the State of Nevada.

On July 11, 2008, our Board of Directors also declared a 3.031578-for-1 forward stock split in the form of a dividend. The record date for the stock dividend was July 21, 2008, and the effective date was July 29, 2008.

General

We have minimal operating costs and expenses at the present time due to our limited business activities. We may, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of our equity securities and/or loans from our directors. There is no assurance that additional financing will be available, if required, or on terms favorable to us.

We are not currently engaging in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions

Private Placement

On June 5, 2008, we issued a promissory note (the “Note”) to one investor in exchange for a working capital loan of $50,000 to us. The Note is due and payable no later than one year from its date of issuance and carries an 8% annual interest rate. The Note was issued in a private placement exempt from registration under the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended. There was no other cash provided to us by financing activities for the three months ended June 30, 2008.

Employees; Identification of Certain Significant Employees.

We are a development stage company and currently have no employees, other than our sole officer and director. We will hire additional employees on an as needed basis.

Offices

Our offices are 1640 Terrace Way, Walnut Creek, CA 94597. Our telephone number is (925) 930-0100. This is an office leased to our president, David Rector. Mr. Rector allows us to use the office for our operations.

ITEM 2.	DESCRIPTION OF PROPERTY

We do not own any property. We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our business office is 1640 Terrace Way, Walnut Creek, CA 94597. Our telephone number is (925) 930-0100. This is the office of our President, David Rector.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

A limited market exists for our securities, but there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops

Quotes for our Common Stock have been listed on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “MYTC.” In connection with our name change and the stock split, the trading symbol for our common stock on the OTCBB was changed to “NNDY.OB”. A summary of the closing high and low bids by quarter for the 2008 and 2007 fiscal years is as follows:

Fiscal Quarter	High Bid	Low Bid
2008
Fourth Quarter 04-01-08 to 06-30-08	$1.15	$1.15
Third Quarter 01-02-08 to 3-30-08	$1.15	$1.15
Second Quarter 10-01-07 to 12-31-07	$1.15	$1.05
First Quarter 07-01-07 to 09-28-07	$1.05	$1.05
2007
Fourth Quarter 04-01-07 to 06-30-07	$1.05	$1.05
Third Quarter 01-02-07 to 03-30-07	$1.05	$1.05
Second Quarter 10-01-06 to 12-31-06	None	None
First Quarter 07-01-06 to 09-29-06	None	None

Of the 7,747,374 shares of common stock outstanding as of September 22, 2008, - 0 - shares are owned by our officers and directors.

At September 22, 2008, there were six holders of record.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.	PLAN OF OPERATION

We were incorporated on June 24, 2005. Since that date, we have been in the business of manufacturing, marketing and distributing soy-blend scented candles and oils. Our primary retail outlets have been art markets, gift shops and outdoor markets. We have tried to compete largely by offering vegetable based products, rather than those produced from petroleum byproducts.

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

We are currently engaged in discussions with NanoDynamics regarding a possible business combination involving NanoDynamics and us. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the transaction.

We have minimal operating costs and expenses at the present time due to our limited business activities. To meet our current needs for cash we completed a private placement on June 5, 2008 and raised $50,000 through the sale of the Note. We believe that the $50,000 we raised will be sufficient to meet our administrative expenses for the next six to 12 months. We may, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of debt or equity securities and/or loans from our director. There is no assurance that additional financing, if required, will be available, or available on terms favorable to us.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

PART III

ITEM 7.	FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

NanoDynamics Holdings, Inc.

(Formerly Mystica Candle Corp.)

(A Development Stage company)

We have audited the accompanying balance sheets of NanoDynamics Holdings, Inc. (formerly Mystica Candle Corp. (A Development Stage “Company”)) as of June 30, 2008 and 2007 and the related statements of operation, changes in shareholders’ equity and cash flows for the years then ended and for the period from June 24, 2005 (inception) to June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NanoDynamics Holdings, Inc. (formerly Mystica Candle Corp.) as of June 30, 2008 and 2007, and the results of its operation and its cash flows for the years then ended and for the period from June 24, 2005 (inception) to June 30, 2008 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park
CHANG G. PARK, CPA

September 8, 2008

San Diego, CA. 91910

NANODYNAMICS HOLDINGS, INC.
(Formerly Mystica Candle Corp.)
(a development stage company)

Balance Sheets

ASSETS

	As of	As of
	June 30,	June 30,
	2008	2007

Current Assets
Cash	$24,800	$10,237
Inventory	-	1,469

Total Current Assets	24,800	11,706

Net fixed Assets	11,745	15,645

Total Assets	$36,545	$27,351

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$4,565	$-
Accrued expense	285	-
Loan Payable	50,000	-
Total Current Liabilities	54,850	-

Total Liabilities	54,850	-

Stockholders' Equity (Deficit)

Common stock, ($0.001 par value, 75,000,000 shares authorized; 2,555,556 shares issued and outstanding as of June 30, 2008 and 2007)	2,556	2,500
Additional paid-in capital	104,944	55,000
Deficit accumulated during development stage	(125,805)	(30,149)

Total Stockholders' Equity (Deficit)	(18,305)	27,351

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$36,545	$27,351

NANODYNAMICS HOLDINGS, INC.
(Formerly Mystica Candle Corp.)
(a development stage company)

Statements of Operations

			June 24, 2005
			(inception)
	Year Ended	Year Ended	through
	June 30,	June 30,	June 30,
	2008	2007	2008

Revenues

Revenues	$-	$2,005	$2,278

Total Revenues	-	2,005	2,278

Cost of Goods Sold
Purchases	-	560	1,182
Total Costs Goods Sold	-	560	1,182
Gross Profit	-	1,445	1,096

Operating Expenses
Write off inventory	1,469	-	1,469
Administrative Expenses	34,005	9,668	52,892
Professional fees	59,897	7,858	72,255

Total Operating Expenses	95,371	17,526	126,616

Other income (expenses)
Interest expense	(285)		(285)
Total other expenses	(285)		(285)

Net Income (Loss)	$(95,656)	$(16,081)	$(125,805)

Basic and diluted earnings (loss) per share	$(0.04)	$(0.01)

Weighted average number of common shares outstanding	2,500,000	2,500,000

NANODYNAMICS HOLDINGS, INC.
(Formerly Mystica Candle Corp.)
(a development stage company)
Statement of Stockholders’ Equity (Deficit)
From June 24, 2005 (Inception) through June 30, 2008

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balance, June 24, 2005	-	$-	$-	-	$-

Stock issued for cash on June 24, 2005 @ $0.005 per share	750,000	750	3,000		3,750

Stock issued for cash on June 24, 2005 @ $0.005 per share	750,000	750	3,000		3,750

Net loss, June 30, 2005					-
Balance, June 30, 2005	1,500,000	1,500	6,000	-	7,500

Stock issued for cash on March 14, 2006	1,000,000	1,000	49,000		50,000

Net loss, June 30, 2006				(14,068)	(14,068)
Balance, June 30, 2006	2,500,000	2,500	55,000	(14,068)	43,432

Net loss, June 30, 2007				(16,081)	(16,081)
Balance, June 30, 2007	2,500,000	2,500	55,000	(30,149)	27,351

Stock issued for cash on February 7, 2008	55,556	56	49,944		50,000

Net loss, June 30, 2008				(95,656)	(95,656)
Balance, June 30, 2008	2,555,556	$2,556	$104,944	(125,805)	(18,305)

NANODYNAMICS HOLDINGS, INC.
(Formerly Mystica Candle Corp.)
(a development stage company)

Statement of Cash Flows

			June 24, 2005
			(inception)
	Year Ended	Year Ended	through
	June 30,	June 30,	June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(95,656)	$(16,081)	$(125,805)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,900	3,549	7,755
Write off inventory	1,469	-	1,469
Changes in operating assets and liabilities:
Decrease (increase) in inventory	-	180	(1,469)
Increase in (decrease) in accounts payable	4,565	(90)	4,565
Increase in accrued expenses	285		285

Net cash provided by (used in) operating activities	(85,437)	(12,442)	(113,200)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	(9,500)	(9,500)
Increase in leasehold improvement	-		(10,000)

Net cash provided by (used in) investing activities	-	(9,500)	(19,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in loan payable	50,000		50,000
Proceeds from issuance of common stock	50,000	-	107,500

Net cash provided by (used in) financing activities	100,000	-	157,500

Net increase (decrease) in cash	14,563	(21,942)	24,800

Cash at beginning of period	10,237	32,179	-

Cash at end of period	$24,800	$10,237	$24,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

NANODYNAMICS HOLDINGS, INC.
(Formerly Mystica Candle Corp.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

NanoDynamics Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2005. The Company’s principal products have been soy-blend wax candles. The Company’s primary retail outlets were art markets, gift shops and outdoor markets. The Company tried to compete largely by offering vegetable based products, rather than those produced from petroleum byproducts.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, and development of its business plan and a target customer market.

The Company determined that it could not continue with its business operations as outlined in its original business plan because of a lack of financial results and resources; therefore, although the Company may return to its intended business operations at a later date, it has redirected its focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.

The Company is currently engaged in discussions with NanoDynamics, Inc., a Delaware corporation (“NanoDynamics”), regarding a possible business combination involving the two companies At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the transaction. With the permission of NanoDynamics, the Company has changed its name to NanoDynamics Holdings, Inc. to facilitate these discussions. If the parties determine not to proceed with the business combination, the Company will change its name back to Mystica Candle Corp. or adopt another name.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a year end of June 30th.

b. Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NANODYNAMICS HOLDINGS, INC.
(Formerly Mystica Candle Corp.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NANODYNAMICS HOLDINGS, INC.
(Formerly Mystica Candle Corp.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

i. Recent Accounting Pronouncements

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NANODYNAMICS HOLDINGS, INC.
(Formerly Mystica Candle Corp.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NANODYNAMICS HOLDINGS, INC.
(Formerly Mystica Candle Corp.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $125,805 during the period from June 24, 2005 (inception) through June 30, 2008. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NANODYNAMICS HOLDINGS, INC.
(Formerly Mystica Candle Corp.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2008	June 30, 2007

Equipment	$19,500	$19,500

Total Fixed Assets	19,500	19,500

Less: Accumulated Depreciation	(7,755)	(3,855)

Net Fixed Assets	$11,745	$15,645

Depreciation expenses for the years ended June 30, 2008 and 2007 were $3,900 and $3,549, respectively.

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

NOTE 7. NET OPERATING LOSSES

As of June 30, 2008 the Company has a net operating loss carryforwards of approximately $125,805. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

NANODYNAMICS HOLDINGS, INC.
(Formerly Mystica Candle Corp.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 8. INCOME TAXES

	As of June 30, 2008	As of June 30, 2007

Deferred tax assets:
Net operating tax carryforwards	$18,871	$4,522
Other	-0-	-0-
Gross deferred tax assets	18,871	4,522
Valuation allowance	(18,871)	(4,522)
Net deferred tax assets	$-0-	$-0-

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

As of June 30, 2008 the Company had 2,555,556 shares of common stock issued and outstanding.

NANODYNAMICS HOLDINGS, INC.
(Formerly Mystica Candle Corp.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2008:

Common stock, $0.001 par value: 75,000,000 shares authorized; 2,555,556 shares issued and outstanding.

NOTE 11. LOANS PAYABLE

The Company issued a $50,000 Promissory Note dated June 5, 2008 (the ”Note”) to one investor in connection with that investor’s $50,000 working capital loan to the Company, and the terms and conditions of such Note allow for prepayment of the principal and accrued interest anytime without penalty. Interest rate is 8% per annum and maturity date is May, 2009. The Company accrued interest $285 for the year ended June 30, 2008.

NOTE 12. SUBSEQUENT EVENTS

On July, 11 2008, the Company amended its Articles of Incorporation to include a name change from Mystica Candle Corp., to NanoDynamics Holdings, Inc along with a change in Director; and, further increased its numbers of shares of Common Stock to 290,000,000 at $0.001 par value and 10,000,000 shares of Preferred Stock at $0.001 par value; and, further the Company declared a 3.031578 – for -1 forward stock split on each share of its Common Stock issued and outstanding at the close of business on July 21, 2008.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES.

(a) Management’s Annual Report on Internal Control Over Financial Reporting. The management of NanoDynamics Holdings, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Under the supervision and with the participation of our senior management, consisting of David Rector, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of June 30, 2008, our internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not applicable.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The members of our board of directors serve until their successors are elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no audit, nominating or compensation committees.

The name, age and position of our present officer and director are set forth below:

Name	Age	Position(s)

David Rector	61	president, treasurer, chief executive officer, chief financial officer and director

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting and due diligence services to emerging and developing companies in a variety of industries. He has also been on the board of directors of US Uranium, Inc. since June 15, 2007. Since September 2008, Mr. Rector has been the sole officer and director of Federal Sports & Entertainment, Inc. In addition, from 2004 until 2005, Mr. Rector was the President and Chief Executive Officer of Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA nanotechnology, and from 2005 until 2006, Mr. Rector served as its Chief Operating Officer. From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer products, and a wholly-owned subsidiary of Reckitt & Coleman N.A. From 1980 until 1983, Mr. Rector served in Marketing and International positions with that company. From 1972 until 1980, Mr. Rector served in various roles in both the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion dollar Fortune 100 company in the pulp and paper industry. Mr. Rector also serves as a director of Dallas Gold & Silver Exchange, Inc. (DGSE), RxElite, Inc. (REXI) and Senesco Technologies, Inc. (SNT).  Mr. Rector received a Bachelor of Science degree in business/finance from Murray State University.

Involvement in Certain Legal Proceedings

Not applicable.

Board of Directors

Our former sole officer and director, Jon Suk, received $1,000 per month in remuneration for acting as such. Mr. Rector, our current sole officer and director receives $500 per month in remuneration for his services. Directors may also be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date, due in part to the fact that we presently have only one director. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations. Similarly, we do not have a nominating committee or a committee performing similar functions. Our sole director, David Rector, serves the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o NanoDynamics Holdings, Inc. at Terrace Way, Walnut Creek, CA 94597. We believe our Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the Code of Ethics.

Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended June 30, 2008 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2008 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2008 that received annual compensation during the fiscal year ended June 30, 2008 in excess of $100,000.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David Rector (1)	2008	500	0	0	0	0	0	0	500
President

John Suk (2)	2008	6,000	0	0	0	0	0	0	6,000
President	2007	12,000	0	0	0	0	0	0	12,000

_______________________
(1) Mr. Rector was appointed as our President and Chief Executive Officer effective as of June 6, 2008.
(2) Mr. Suk resigned his positions as our President and Chief Executive Officer effective as of June 6, 2008.

We have no employment agreement with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Name and Address	Number of	Percentage of
Beneficial Owner [1]	Shares	Ownership [2]

David Rector	- 0 -	0.00%

Jon Suk	2,273,684	29.35%

Candace Sikorski	2,273,684	29.35%

All officers and directors as a group (1 person)	- 0 -	0.00%

[1]	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

[2]	Percentage based upon 7,747,374 shares of common stock outstanding as of September 22, 2008.

Changes in Control

There are no arrangements which may result in a change of control of NanoDynamics Holdings, Inc.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

PART IV

ITEM 13.	EXHIBITS

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on June 24, 2005 (1)

3.2	3.1	Amendment to Articles of Incorporation of Registrant dated July 11, 2008 (2)

3.3	3.2	By-Laws of Registrant (1)

14	*	Code of Ethics

21	*	List of Subsidiaries

31.1/31.2	*	Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer

32.1/32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

99.1	99.1	Subscription Agreement (1)

_______________________
* Filed herewith.

(1)
Filed with the Securities and Exchange Commission on August 19, 2005 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-127703) on Form SB-2, which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on July 29, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-127703) on Form 8-K, which exhibit is incorporated herein by reference

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2008 and June 30, 2007 are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2008	Fiscal year ended June 30, 2007
Audit fees (1)	$8,500	$6,400
Audit-related fees (2)	0	0
Tax fees (3)	0	600
All other fees (4)	0	0
Total fees	$8,500	$7,000

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-KSB and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chapel Hill, North Carolina, on this 24 day of September, 2008.

NANODYNAMICS HOLDINGS, INC.

By:	/s/ David Rector
David Rector
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors