Form 10-Q
period 2008-09-30
NanoDynamics Holdings, Inc.
filed 2008-11-14
CIK 1334699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number 333-127703

NANODYNAMICS HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	3990	20-3061907
(State of incorporation)	(Primary SIC Number)	(IRS Employer ID Number)

1640 Terrace Way
Walnut Creek, CA
(925)930-0100
(Address and telephone number of principal executive offices)

131 Bradley Road
Salt Spring Island
British Columbia V8K 1J5 Canada
(Former address of principal executive offices)

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 7,747,374 shares of Common Stock outstanding as of November 10, 2008.

NANODYNAMICS HOLDINGS, INC.

TABLE OF CONTENTS

		Page
Part I Financial Information

Item 1	Financial Statements

	Condensed Balance Sheet (unaudited)	1

	Condensed Statements of Operations (unaudited)	2

	Statements of Changes in Shareholders’ Equity	3

	Condensed Statements of Cash Flows (unaudited)	4

	Notes to the Unaudited Condensed Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4T	Controls and Procedures	13

Part II Other Information		14

Item 6	Exhibits	14

Signatures

Exhibit – Certification of Principal Executive Officer and Principal Financial Officer

Exhibit – Certification of Chief Executive Officer and Chief Financial Officer

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NANODYNAMICS HOLDINGS, INC.
(FORMERLY MYSTICA CANDLE, CORP.)
(A Development Stage Company)
Balance Sheets

ASSETS

	As of	As of
	September 30,	June 30,
	2008	2008
	(Unaudited)
Current Assets
Cash	$6,460	$24,800

Total Current Assets	6,460	24,800

Net fixed Assets	10,770	11,745

Total Assets	$17,230	$36,545

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$1,408	$4,565
Loan Payable	50,000	50,000
Accrued Expenses	1,285	285
Total Current Liabilities	52,693	54,850

Total Liabilities	52,693	54,850

Stockholders' Equity (Deficit)

Common stock, ($0.001 par value, 290,000,000
authorized; 7,747,374 shares issued and outstanding as of September 30, 2008 and June 30, 2008
Preferred stock, ($0.001 par value,10,000,000 authorized;	7,747	7,747
none issued as of September 30, 2008 and June 30, 2008
Additional paid-in capital	99,753	99,753
Deficit accumulated during development stage	(142,963)	(125,805)

Total Stockholders' Equity (Deficit)	(35,463)	(18,305)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$17,230	$36,545

See Notes to Financial Statements

NANODYNAMICS HOLDINGS, INC.
(FORMERLY MYSTICA CANDLE, CORP.)
(A Development Stage Company)
Statements of Operations (Unaudited)

			June 24, 2005
	Three Months	Three Months	(inception)
	Ended	Ended	through
	September 30, 2008	September 30, 2007	September 30, 2008

Revenues

Revenues	$-	$-	$2,278

Total Revenues	-	-	2,278

Cost of Goods Sold
Purchases	-	-	1,182
Total Costs Goods Sold	-	-	1,182

Gross Profit	-	-	1,096

Operating Expenses
Write off inventory			1,469
Administrative Expenses	3,883	1,081	56,775
Professional fees	12,277	3,678	84,532

Total Operating Expenses	16,160	4,759	142,776

Other income (expenses)
Interest income	2		2
Interest expense	(1,000)	-	(1,285)
Total other expenses	(998)	-	(1,283)

Net Income (Loss)	$(17,158)	$(4,759)	$(142,963)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	7,747,374	7,747,374

See Notes to Financial Statements

NANODYNAMICS HOLDINGS, INC.
MYSTICA CANDLE, CORP.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From June 24, 2005 (Inception) through June 30, 2008

				Deficit
	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	During	Total
		Amount	Capital	Development
				Stage

Balance, June 24, 2005	-	$-	$-	-	$-

Stock issued for cash on June 24, 2005
@ $0.00165 per share	2,273,685	2,274	1,476		3,750

Stock issued for cash on June 24, 2005
@ $0.00165 per share	2,273,685	2,274	1,476		3,750

Net loss, June 30, 2005					-

Balance, June 30, 2005	4,547,371	4,548	2,952	-	7,500

Stock issued for cash on March 14, 2006
@ $0.01649 per share	3,031,581	3,031	46,969		50,000

Net loss, June 30, 2006				(14,068)	(14,068)

Balance, June 30, 2006	7,578,952	7,579	49,921	(14,068)	43,432

Net loss, June 30, 2007				(16,081)	(16,081)

Balance, June 30, 2007	7,578,952	7,579	49,921	(30,149)	27,351

Stock issued for cash on February 7, 2008
@ $0.29687 per share	168,422	168	49,832		50,000

Net loss, June 30, 2008				(95,656)	(95,656)

Balance, June 30, 2008	7,747,374	$7,747	$99,753	(125,805)	(18,305)

Net loss September 30, 2008				(17,158)	(17,158)

Balance, September, 30, 2008-(unaudited)	7,747,374	$7,747	$99,753	(142,963)	(35,463)

See Notes to Financial Statements

NANODYNAMICS HOLDINGS, INC.
(FORMERLY MYSTICA CANDLE, CORP.)
(A Development Stage Company)
Statement of Cash Flows (unaudited)

			June 24, 2005
	Three Months	Three Months	(inception)
	Ended	Ended	through
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(17,158)	$(4,759)	$(142,963)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	975	975	8,730
Write off inventory		-	1,469
Changes in operating assets and liabilities:
Decrease (increase) in inventory	-	-	(1,469)
Increase in (decrease) in accounts payable	(3,157)	3,678	1,408
Increase in accrued expenses	1,000		1,285
Net cash provided by (used in) operating activities	(18,340)	(106)	(131,540)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment			(9,500)
Increase in leasehold improvement			(10,000)
Net cash provided by (used in) investing activities	-	-	(19,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in loan payable			50,000
Proceeds from issuance of common stock	-	-	107,500
Net cash provided by (used in) financing activities	-	-	157,500

Net increase (decrease) in cash	(18,340)	(106)	6,460

Cash at beginning of period	24,800	10,237	-
Cash at end of period	$6,460	$10,131	$6,460

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Notes to Financial Statements

NANODYNAMICS HOLDINGS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

NanoDynamics Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2005 under the name Mystica Candle Corp.  The Company’s principal products were soy-blend wax candles. The Company’s primary retail outlets have been art markets, gift shops and outdoor markets.  The Company tried to compete largely by offering vegetable based products, rather than those produced from petroleum by-products.

On July 11, 2008, the Company amended its Articles of Incorporation to (i) change its name from Mystica Candle Corp. to NanoDynamics Holdings, Inc. and (ii) increase its authorized Common Stock to 290,000,000 shares at $0.001 par value and its Preferred Stock to 10,000,000 at $0.001 par value.

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

The Company was recently engaged in discussions with NanoDynamics, Inc., a Delaware corporation (“NanoDynamics”), regarding a possible business combination involving the two companies.  With the permission of NanoDynamics, the Company changed its name to NanoDynamics Holdings, Inc. to facilitate these discussions.  The Company has determined not to proceed with the business combination, and, as a result, the Company will change its name to Mystica Holdings, Inc.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting
The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a year end of June 30th.

b. Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NANODYNAMICS HOLDINGS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Inventory
Inventories are stated at the lower of cost or market with cost determined using the total weighted average.

d. Property and Equipment
Property and equipment are stated at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives ranging from 3 to 7 years.

e. Revenue Recognition
 The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). The Company generates revenue from the sale of candles. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

f. Income Taxes
Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

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

NANODYNAMICS HOLDINGS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

NANODYNAMICS HOLDINGS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $142,963 during the period from June 24, 2005 (inception) through September 30, 2008. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Sept. 30, 2008	Sept. 30, 2007

Equipment	$19,500	$19,500

Total Fixed Assets	19,500	19,500

Less: Accumulated Depreciation	(8,730)	(7,755)

Net Fixed Assets	$10,770	$11,745

Depreciation expenses for the three month period ended September 30, 2008 and 2007 were $975 and $975, respectively.

NANODYNAMICS HOLDINGS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

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

NOTE 7. NET OPERATING LOSSES

As of September 30, 2008 the Company has a net operating loss carry-forward of approximately $142,963. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

NOTE 8. INCOME TAXES

	As of Sept 30, 2008	As of Sept 30, 2007

Deferred tax assets:
Net operating tax carry-forwards	$21,444	$18,871
Other	-0-
Gross deferred tax assets
Valuation allowance	(21,444)	(18,871)

Net deferred tax assets	$-0-	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

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

NANODYNAMICS HOLDINGS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

NOTE 9. STOCK TRANSACTIONS (Continued)

On June 4, 2005 the Company issued 2,273,685 shares of common stock to a director for cash valued at $0.00165 per share.

On June 24, 2005 the Company issued 2,273,685 shares of common stock to a director for cash valued at $0.00165 per share.

On March 14, 2006 the Company issued 3,031,581 shares of common stock for cash valued at $0.01649 per share

On February 7, 2008 the Company issued 168,422 shares of common stock for cash valued at $0.29687 per share for a total consideration of $50,000.

On July 11, 2008, the Company declared a 3.031578 for 1 forward stock split on each share of its common stock issued and outstanding at the close of business on July 21, 2008, in the form of a stock dividend. After stock split, total issued and outstanding shares are 7,747,374. All share amounts have been retroactively adjusted for all periods presented.

As of September 30, 2008 the Company had 7,747,374 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2008.

Common stock, $ 0.001 par value: 290,000,000 shares authorized; 7,747,374 shares issued and outstanding.

Preferred stock, $ 0.001 par value: 10,000,000 share authorized; none issued.

NOTE 11. LOANS PAYABLE

The Company issued a $50,000 Promissory Note dated June 5, 2008 (the ”Note”) to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such Note allow for prepayment of the principal and accrued interest anytime without penalty. Interest rate is 8% per annum and maturity date is May, 2009. The total interest accrued at September 30, 2008 is $1,285.

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

We were recently engaged in discussions with NanoDynamics, Inc., a Delaware corporation (“Nanodynamics), regarding a possible business combination involving NanoDynamics and us. With the permission of NanoDynamics, we changed our name to NanoDynamics Holdings, Inc. to facilitate these discussions. We have determined not to proceed with the business combination with nanodynamics and, as a result, we will change our name to Mystica Holdings, Inc.

Results of Operations

We are a development stage company and have generated minimal revenues from operations to date.

We incurred operating expenses of $16,160 and $4,759 for the three month periods ended September 30, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We generated revenues of $nil for each of the three month periods ended September 30, 2008 and 2007, respectively. Our net loss for the three months ended September 30, 2008 and 2007 was $17,158 and $4,759, respectively.

Our external auditors have issued an opinion that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position. See Note 3 to the financial statements.

Liquidity and Capital Resources

At September 30, 2008, we had cash in the bank of $6,460.

We have minimal operating costs and expenses at the present time due to our limited business activities. To meet our current needs for cash, we completed a private placement on June 5, 2008 and raised $50,000 through the sale of an 8% promissory note. We believe that the $50,000 we raised will be sufficient to meet our administrative expenses for the next six to 12 months. We may, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of debt or equity securities and/or loans from our director. There is no assurance that additional financing, if required, will be available, or available on terms favorable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 4T. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008	NANODYNAMICS HOLDINGS, INC.

	By:	/s/ David Rector
		Name:	David Rector
		Title:	Principal Executive Officer and Principal Financial Officer