Form 10-Q
period 2008-12-31
NanoDynamics Holdings, Inc.
filed 2009-02-17
CIK 1334699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008
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

There were 7,747,374 shares of Common Stock outstanding as of February __, 2009.

NANODYNAMICS HOLDINGS, INC.

-ii-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NANODYNAMICS HOLDINGS, INC.
(FORMERLY MYSTICA CANDLE, CORP.)
(A Development Stage Company)
Balance Sheets

ASSETS

	As of	As of
	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
Current Assets
Cash	$131	$24,800
Prepaid expenses	3	-
Total Current Assets	134	24,800
Net fixed Assets	9,795	11,745

Total Assets	$9,929	$36,545

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$3,789	$4,565
Loan Payable	50,000	50,000
Accrued Expenses	2,287	285
Total Current Liabilities	56,076	54,850

Total Liabilities	56,076	54,850

Stockholders' Equity (Deficit)

Common stock, ($0.001 par value, 290,000,000
authorized; 7,747,374 shares issued and outstanding	7,747	7,747
Preferred stock, ($0.001 par value,10,000,000 authorized;
none issued as of December 31, and June 30, 2008
Additional paid-in capital	99,753	99,753
Deficit accumulated during development stage	(153,647)	(125,805)

Total Stockholders' Equity (Deficit)	(46,147)	(18,305)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$9,929	$36,545

See Notes to Financial Statements

NANODYNAMICS HOLDINGS, INC.
(FORMERLY MYSTICA CANDLE, CORP.)
(A Development Stage Company)
Statement of Operations (Unaudited)

					June 24, 2005
	ThreeMonths	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2008

Revenues

Revenues	$-	$-	$-	$-	$2,278

Total Revenues	-	-	-	-	2,278

Cost of Goods Sold
Purchases	-	-	-	-	1,182
Total Costs Goods Sold	-	-	-	-	1,182

Gross Profit	-	-	-	-	1,096

Operating Expenses
Write off inventory					1,469
Administrative Expenses	6,493	1,318	8,968	2,399	63,268
Professional fees	3,200	17,190	16,885	20,868	87,732

Total Operating Expenses	9,693	18,508	25,853	23,267	152,469

Other income (expenses)
Interest Income	11	-	13	-	13
Interest expense	(1,002)	-	(2,002)	-	(2,287)
Total other expenses	(991)	-	(1,989)	-	(2,274)

Net Income (Loss)	$(10,684)	$(18,508)	$(27,842)	$(23,267)	$(153,647)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	7,747,374	7,578,952	7,747,374	7,578,952

*All outstanding share amounts have been retroactively restated to reflect the Company's 3.031578 stock split.

See Notes to Financial Statements

NANODYNAMICS HOLDINGS, INC.
(FORMERLY MYSTICA CANDLE, CORP.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From June 24, 2005 (Inception) through June 30, 2008

				Deficit
	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	During	Total
		Amount	Capital	Development
				Stage

Balance, June 24, 2005	-	$-	$-	-	$-

Stock issued for cash on June 24, 2005 @ $0.001649 per share	2,273,685	2,274	1,476		3,750

Stock issued for cash on June 24, 2005 @ $0.001649 per share	2,273,685	2,274	1,476		3,750

Net loss, June 30, 2005					-

Balance, June 30, 2005	4,547,371	4,548	2,952	-	7,500

Stock issued for cash on March 14, 2006 @ $0.001649 per share	3,031,581	3,031	46,969		50,000

Net loss, June 30, 2006				(14,068)	(14,068)

Balance, June 30, 2006	7,578,952	7,579	49,921	(14,068)	43,432

Net loss, June 30, 2007				(16,081)	(16,081)

Balance, June 30, 2007	7,578,952	7,579	49,921	(30,149)	27,351

Stock issued for cash on February 7, 2008 @ $.296873 per share	168,422	168	49,832		50,000

Net loss, June 30, 2008				(95,656)	(95,656)

Balance, June 30, 2008	7,747,374	7,747	99,753	(125,805)	(18,305)

Net loss December 31, 2008				(27,842)	(27,842)

Balance, December 31, 2008 (unaudited)	7,747,374	7,747	99,753	(153,647)	(46,147)

* All outstanding share amounts have been retroactively restated to reflect the Company's 3.031578 stock split

See Notes to Financial Statements

NANODYNAMICS HOLDINGS, INC.
(FORMERLY MYSTICA CANDLE, CORP.)
(A Development Stage Company)
Statement of Cash Flows (unaudited)

					June 24, 2005
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(10,684)	$(18,508)	$(27,842)	$(23,267)	$(151,647)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Prepaid Expenses	(3)		(3)		(3)
Depreciation	975	975	1,950	1,950	9,705
Write off inventory	-	-	-	-	1,469
Changes in operating assets and liabilities:
Decrease (increase) in inventory	-	-	-	-	(1,469)
Increase in (decrease) in accounts payable	2,381	7,513	(776)	11,191	1,789
Increase in accrued expenses	1,002		2,002		2,287

Net cash provided by (used in) operating activities	(6,329)	(10,020)	(24,669)	(10,126)	(137,869)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment					(9,500)
Increase in leasehold improvement					(10,000)

Net cash provided by (used in) investing activities	-	-	-	-	(19,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in loan payable	-	-	-	-	50,000
Proceeds from issuance of common stock	-	-	-	-	107,500

Net cash provided by (used in) financing activities	-	-	-	-	157,500

Net increase (decrease) in cash	(6,329)	(10,020)	(24,669)	(10,126)	131

Cash at beginning of period	6,460	10,131	24,800	10,237	-

Cash at end of period	$131	$111	$131	$111	$131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-	$-	$-

Income Taxes	$-	$-	$-	$-	$-

See Notes to Financial Statements

NANODYNAMICS HOLDINGS, INC.
(FORMERLY MYSTICA CANDLE, CORP.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

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

The Company was recently engaged in discussions with NanoDynamics, Inc., a Delaware corporation (“NanoDynamics”), regarding a possible business combination involving the two companies. With the permission of NanoDynamics, the Company has changed its name to NanoDynamics Holdings, Inc. to facilitate these discussions.  The Company had determined not to proceed with the business combination, and, as a result, the Company will change its name to Mystica Holdings Inc.

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

NANODYNAMICS HOLDINGS, INC.
(FORMERLY MYSTICA CANDLE, CORP.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

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

NANODYNAMICS HOLDINGS, INC.
(FORMERLY MYSTICA CANDLE, CORP.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

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

NANODYNAMICS HOLDINGS, INC.
(FORMERLY MYSTICA CANDLE, CORP.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NANODYNAMICS HOLDINGS, INC.
(FORMERLY MYSTICA CANDLE, CORP.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $153,647 during the period from June 24, 2005 (inception) through December 31, 2008.  This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Dec. 31, 2008	June 30, 2008

Equipment	$19,195	$19,195

Total Fixed Assets	19,195	19,195

Less: Accumulated Depreciation	(9,399)	(7,450)

Net Fixed Assets	$9,795	$11,745

Depreciation expenses for the three month period ended December 31, 2008 and 2007 were $975 and $975, respectively.

NANODYNAMICS HOLDINGS, INC.
(FORMERLY MYSTICA CANDLE, CORP.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
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

NOTE 7.  NET OPERATING LOSSES

As of December 31, 2008 the Company has a net operating loss carry-forward of approximately $153,647.  Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

NOTE 8.  INCOME TAXES

	As of Dec 31, 2008	As of June 30, 2008

Deferred tax assets
Net operating tax carry-forwards	$23,047	$18,871
Other	-0-	-0-
Gross deferred tax assets	(23,047)	(18,871)
Valuation allowance

Net deferred tax assets	$-0-	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NANODYNAMICS HOLDINGS, INC.
(FORMERLY MYSTICA CANDLE, CORP.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

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

On June 4, 2005 the Company issued 2,273,685 shares of common stock to a director for cash valued at $0.001649 per share.

On June 24, 2005 the Company issued 2,273,685 shares of common stock to a director for cash valued at $0.001649 per share.

On March 14, 2006 the Company issued 3,031,581 shares of common stock for cash valued at $0.01649 per share.

On February 7, 2008 the Company issued 168,422 shares of common stock for cash valued at $0.296873 per share for a total consideration of $50,000.

On July 11, 2008, the Company declared a 3.031578 for 1 forward stock split on each share of its common stock issued and outstanding at the close of business on July 21, 2008, in the form of a stock dividend. After stock split, total issued and outstanding shares are 7,747,374. All share amounts have been retroactively adjusted for all periods presented.

As of December 31, 2008 the Company had 7,747,368 shares of common stock issued and outstanding.

NOTE 10.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2008.

Common stock, $ 0.001 par value: 290,000,000 shares authorized; 7,747,368 shares issued and outstanding.

Preferred stock, $ 0.001 par value: 10,000,000 shares authorized; none issued.

NOTE 11.  LOANS PAYABLE

The Company issued a $50,000 Promissory Note dated June 5, 2008 (the”Note”) to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Corporation, and the terms and conditions of such Note allow for prepayment of the principal and accrued interest anytime without penalty. Interest rate is 8% per annum and maturity date is May, 2009. The total interest accrued at December 31, 2008 is $2,287.

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

We incurred operating expenses of $7,693 and $18,508 for the three month periods ended December 31, 2008 and 2007, respectively, and $23,870 and $23,267 for the six month periods ended December 31, 2008 and 2007, respectively.  These expenses consisted of administrative expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We generated revenues of $nil for each of the three and six month periods ended September 30, 2008 and 2007, respectively.  Our net loss for the three months ended September 30, 2008 and 2007 was $(8,684) and $(18,508), respectively, and for the six months ended September 30, 2008 and 2007 was $(25,859) and $(23,267), respectively.

Our external auditors have issued an opinion that raises substantial doubt about our ability to continue as a going concern given our current financial position.  See Note 3 to the financial statements.

Liquidity and Capital Resources

At December 31, 2008, we had cash in the bank of $131.

We have minimal operating costs and expenses at the present time due to our limited business activities. To meet our recent needs for cash, we completed a private placement on June 5, 2008 and raised $50,000 through the sale of an 8% promissory note. The $50,000 we raised was sufficient to meet our administrative expenses for the last six months, but we will need to raise additional funds to meet our limited expenses for the next three months and thereafter. We will be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so additionally, in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of debt or equity securities and/or loans from our director or other sources. There is no assurance that additional financing, if required, will be available, or available on terms favorable to us.

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

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description
31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Date: February 17, 2009	NANODYNAMICS HOLDINGS, INC.

	By:		/s/ David Rector
		Name:	David Rector
		Title:	Principal Executive Officer and Principal Financial Officer