Form 10-Q
period 2009-03-31
NanoDynamics Holdings, Inc.
filed 2009-05-19
CIK 1334699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

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

There were 7,747,374 shares of Common Stock outstanding as of May 15, 2009.

NANODYNAMICS HOLDINGS, INC.

TABLE OF CONTENTS

Page
Part I Financial Information

Item 1 Financial Statements

Balance Sheet	3

Statements of Operations (unaudited)	4

Statements of Changes in Shareholders’ Equity	5

Statements of Cash Flows (unaudited)	6

Notes to the Unaudited Financial Statements	7

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4T Controls and Procedures	15

Part II Other Information	16

Item 6 Exhibits	16

Signatures	17

Exhibit – Certification of Principal Executive Officer and Principal Financial Officer

Exhibit – Certification of Chief Executive Officer and Chief Financial Officer

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NANODYNAMICS HOLDINGS INC.
(FORMERLY MYSTICA CANDLE CORP.)
(A Development Stage Company)
Balance Sheets

	As of	As of
	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$131	$24,800
Prepaid expenses	3

Total Current Assets	134	24,800
Net fixed Assets	8,820	11,745

Total Assets	$8,954	$36,545
	17,774

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$30,267	$4,565
Loan Payable	50,000	50,000
Accrued Expenses	3,287	285

Total Current Liabilities	83,554	54,850
		109,700

Total Liabilities	83,554	54,850

Stockholders' Equity (Deficit)

Common stock, ($0.001 par value, 290,000,000 authorized; 7,747,374 shares issued and outstanding as of March 31,2009 and June 30, 2008	7,747	7,747
Preferred stock, ($0.001 par value,10,000,000 authorized; none issued as of March 31, 2009 and June 30, 2008
Additional paid-in capital	99,753	99,753
Deficit accumulated during development stage	(182,100)	(125,805)
	(151,647)

Total Stockholders' Equity (Deficit)	(74,600)	(18,305)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$8,954	$36,545

NANODYNAMICS HOLDINGS INC.
(FORMERLY MYSTICA CANDLE CORP.)
(A Development Stage Company)
Statement of Operations (Unaudited)

					June 24, 2005
	ThreeMonths	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009

Revenues

Revenues	$-	$-	$-	$-	$2,278

Total Revenues	-	-	-	-	2,278

Cost of Goods Sold
Purchases	-	-	-	-	1,182

Total Costs Goods Sold	-	-	-	-	1,182
Gross Profit	-	-	-	-	1,096

Operating Expenses
Write off inventory					1,469
Administrative Expenses	5,904	3,731	14,872	6,130	67,764
Professional fees	21,549	2,000	38,434	22,868	110,689

Total Operating Expenses	27,453	5,731	53,306	28,998	179,922

Other income (expenses)
Interest Income	$-	-	13	-	13
Interest expense	(1,000)	-	(3,002)	-	(3,287)
Total other expenses	(1,000)	-	(2,989)	-	(3,274)

Net Income (Loss)	$(28,453)	$(5,731)	$(56,295)	$(28,998)	$(182,100)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	7,747,374	2,532,967	7,747,374	2,510,909

* All outstanding share amounts have been retroactively restated to reflect the Company's 3.031578 stock split

NANODYNAMICS HOLDINGS INC.
(FORMERLY MYSTICA CANDLE CORP.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From June 24, 2005 (Inception) through March 31, 2009

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balance, June 24, 2005	-	$-	$-	-	$-

Stock issued for cash on June 24, 2005 @ $0.001649 per share	2,273,685	2,274	1,476		3,750

Stock issued for cash on June 24, 2005 @ $0.001649 per share	2,273,685	2,274	1,476		3,750

Net loss, June 30, 2005					-

Balance, June 30, 2005	4,547,371	4,548	2,952	-	7,500

Stock issued for cash on March 14, 2006 @ $0.001649 per share	3,031,581	3,031	46,969		50,000
Net loss, June 30, 2006				(14,068)	(14,068)

Balance, June 30, 2006	7,578,952	7,579	49,921	(14,068)	43,432
Net loss, June 30, 2007				(16,081)	(16,081)
Balance, June 30, 2007	7,578,952	7,579	49,921	(30,149)	27,351
Stock issued for cash on February 7, 2008 @ $.296873 per share	168,422	168	49,832		50,000
Net loss, June 30, 2008				(95,656)	(95,656)
Balance, June 30, 2008	7,747,374	7,747	99,753	(125,805)	(18,305)

Net loss March 31, 2009				(56,295)	(56,295)

Balance March 31, 2009 (Unaudited)	7,747,374	7,747	99,753	(182,100)	(74,600)

* All outstanding share amounts have been retroactively restated to reflect the Company's 3.031578 stock split

NANODYNAMICS HOLDINGS INC.
(FORMERLY MYSTICA CANDLE CORP.)
Statement of Cash Flows (Unaudited)

					June 24, 2005
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(28,453)	$(5,731)	$(56,295)	$(28,998)	$(182,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	975	975	2,925	2,925	10,681
Write off inventory	-	-	-	-	1,469
Changes in operating assets and liabilities:
Increase in Prepaid Expenses			(3)		(3)
Decrease (increase) in inventory	-	-	-	-	(1,469)
Increase in (decrease) in accounts payable	26,478	(8,552)	25,702	2,639	30,267
Increase in accrued expenses	1,000		3,002		3,287

Net cash provided by (used in) operating activities	-	(13,308)	(24,669)	(23,434)	(137,868)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment					(9,500)
Increase in leasehold improvement					(10,000)
	-				-
Net cash provided by (used in) investing activities	-	-	-	-	(19,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in loan payable	-	-	-	-	50,000
Proceeds from issuance of common stock	-	50,000	-	50,000	107,500

Net cash provided by (used in) financing activities	-	50,000.00	-	50,000.00	157,500
Rounding					(1)

Net increase (decrease) in cash	-	36,692	(24,669)	26,566	131

Cash at beginning of period	131	111	24,800	10,237	-

Cash at end of period	$131	$36,803	$131	$36,803	$131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for :

Interest	$-	$-	$-	$-	$-

Income Taxes	$-	$-	$-	$-	$-

NANODYNAMICS HOLDINGS INC.
(FORMERLY MYSTICA CANDLE CORP.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2009

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Mystica Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2005.  The Company’s principal products have been soy-blend wax candles. The Company’s primary retail outlets were art markets, gift shops and outdoor markets.  The Company tried to compete largely by offering vegetable based products, rather than those produced from petroleum by-products.

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

NANODYNAMICS HOLDINGS INC.
(FORMERLY MYSTICA CANDLE CORP.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NANODYNAMICS HOLDINGS INC.
(FORMERLY MYSTICA CANDLE CORP.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2009

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

NANODYNAMICS HOLDINGS INC.
(FORMERLY MYSTICA CANDLE CORP.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2009

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

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $182,100 during the period from June 24, 2005 (inception) through March 31, 2009.  This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NANODYNAMICS HOLDINGS INC.
(FORMERLY MYSTICA CANDLE CORP.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2009

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2009	June 30, 2008

Equipment	$19,195	$19,195
Total Fixed Assets	19,195	19,195

Less: Accumulated Depreciation	(10,375)	(7,450)

Net Fixed Assets	$8,820	$11,745

Depreciation expenses for the three month period ended March 31, 2009 and June 30, 2008 were $975 and $975, respectively.

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

NOTE 7.  NET OPERATING LOSSES

As of March 31, 2009 the Company has a net operating loss carry-forward of approximately $182,100. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

NANODYNAMICS HOLDINGS INC.
(FORMERLY MYSTICA CANDLE CORP.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2009

NOTE 8.  INCOME TAXES

	As of March 31, 2009	As of June 30, 2008

Deferred tax assets:
Net operating tax carry-forwards	$27,315	$18,871
Other	-0-	-0-
Gross deferred tax assets	(27,315)	(18,871)
Valuation allowance

Net deferred tax assets	$-0-	$-0-

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

NANODYNAMICS HOLDINGS INC.
(FORMERLY MYSTICA CANDLE CORP.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2009

NOTE 9.  STOCK TRANSACTIONS (Continued)

On July 11, 2008, the Company declared a 3.031578 for 1 forward stock split on each share of its common stock issued and outstanding at the close of business on July 21, 2008, in the form of a stock dividend. After stock split, total issued and outstanding shares are 7,747,374. All share amounts have been retroactively adjusted for all periods presented.

As of March 31, 2009 the Company had 7,747,374 shares of common stock issued and outstanding.

NOTE 10.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2009.

Common stock, $ 0.001 par value: 290,000,000 shares authorized; 7,747,374 shares issued and outstanding.

Preferred stock, $ 0.001 par value: 10,000,000 shares authorized; none issued.

NOTE 11.  LOANS PAYABLE

The Company issued a $50,000 Promissory Note dated June 5, 2008 (the”Note”) to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such Note allow for prepayment of the principal and accrued interest anytime without penalty. Interest rate is 8% per annum and maturity date is May, 2009. The total interest accrued at March 31, 2009 is $3,287

NOTE 12.  SUBSEQUENT EVENT

The Company issued a Convertible Promissory Note dated April 30, 2009, bearing an interest rate of 8.25% per annum, in aggregate amount of $45,000, payable on November 8, 2010 (the Maturity Date) to Milestone Enhanced Fund, Ltd.

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

We incurred operating expenses of $27,453 and $53,306 for the three and nine month periods ended March 31, 2009 and $5,731 and $28,998 for the three and nine month periods ended March 31, 2008, respectively.  These expenses consisted of administrative expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We generated revenues of $nil for each of the three and nine month periods ended March 31, 2009 and 2008, respectively.  Our net loss for the three months ended March 31, 2009 and 2008 was $28,453 and $5,731, respectively, and for the nine months ended March 31, 2009 and 2008 was $56,295 and $28,998, respectively.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents in the bank of $131 as compared to $24,800 on June 30, 2008.

We have minimal operating costs and expenses at the present time due to our limited business activities, but we will need to raise additional funds to meet our limited expenses for the next three months and thereafter. We will be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so additionally, in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of debt or equity securities and/or loans from our director or other sources. There is no assurance that additional financing, if required, will be available, or available on terms favorable to us.

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
____________________
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

Date: May 18, 2009	NANODYNAMICS HOLDINGS, INC.

	By:	/s/ David Rector
Name: David Rector
Title: Principal Executive Officer and
Principal Financial Officer