Form 10-K
period 2009-06-30
NanoDynamics Holdings, Inc.
filed 2009-09-25
CIK 1334699

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: June 30, 2009
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission file number	333-127703

NANODYNAMICS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3061907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1640 Terrace Way, Walnut Creek, CA	94597
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (925) 930-0100

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒   No☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

As of September 15, 2009, there were 7,747,374 shares of the registrant’s common equity outstanding.  The aggregate market value of the common equity on December 31, 2008 held by non-affiliates computed by reference to the closing bid price of the issuer’s Common Stock on that date, was $3,232,006 based upon the closing bid price ($1.01) multiplied by the 3,200,006 shares of the issuer’s Common Stock held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”).  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “we,” “us” or “our” are to NanoDynamics Holdings, Inc.

PART I

ITEM 1.    BUSINESS

Recent Events

We were incorporated on June 24, 2005, and we were in the business of manufacturing, marketing and distributing soy-blend scented candles and oils. Our primary retail outlets were art markets, gift shops and outdoor markets. We tried to compete largely by offering vegetable based products, rather than those produced from petroleum byproducts. We determined that we could not continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we cannot assure you that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

We were recently engaged in discussions with NanoDynamics, Inc., a Delaware corporation (“Nanodynamics), regarding a possible business combination involving NanoDynamics and us.  With the permission of NanoDynamics, we changed our name to NanoDynamics Holdings, Inc. to facilitate these discussions. We have determined not to proceed with the business combination with Nanodynamics and, as a result, we expect to change our name to Mystica Holdings, Inc.

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

On June 5, 2008, we issued a promissory note (the “2008 Note”) to one investor in exchange for a working capital loan of $50,000 to us. The 2008 Note carries an 8% annual interest rate and was originally due and payable no later than June 5, 2009.  The maturity date of the 2008 Note has been extended to June 5, 2010. The 2008 Note was issued in a private placement exempt from registration under the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On May 8, 2009, we issued a promissory note (the “2009 Note”) to one investor in exchange for a working capital loan of $45,000 to us. The 2009 Note carries an 8.25% annual interest rate and principal and interest are due and payable no later than November 8, 2010. The note holder has a right to convert any portion of the outstanding and unpaid principal and interest balance into the Company’s common shares at a conversion price to be mutually determined by the Company and the note holder.

The 2009 Note was issued in a private placement exempt from registration under the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Research and Development

We have not spent any amounts on research and development activities during either of the last two fiscal years.

ITEM 1A.  RISK FACTORS

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We do not own any property. We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our business office is 1640 Terrace Way, Walnut Creek, CA 94597. Our telephone number is (925) 930-0100. This is the office of our President, David Rector.

ITEM 3.     LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since July 1, 2006 our Common Stock has been listed for quotation on the Over-the-Counter Bulletin Board, originally under the symbol “MYTC”.  Our symbol changed to “NNDY” in connection with our name change to NanoDynamics Holdings, Inc.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarters indicated as reported on the OTCBB by the Nasdaq Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Quarter	High Bid	Low Bid
2009
Fourth Quarter 04-01-09 to 06-30-09	$0.06	$0.05
Third Quarter 01-02-09 to 3-31-09	$1.01	$0.05
Second Quarter 10-01-08 to 12-31-08	$1.01	$1.01
First Quarter 07-29-08 to 09-30-08*	$1.01	$1.01
First Quarter 07-01-08 to 07-28-08	$1.50	$1.15
2008
Fourth Quarter 04-01-08 to 06-30-08	$1.15	$1.15
Third Quarter 01-02-08 to 03-31-08	$1.15	$1.15
Second Quarter 10-01-07 to 12-31-07	$1.15	$1.05
First Quarter 07-01-07 to 09-28-07	$1.05	$1.05

* After a 3.031578 for 1 forward stock split.

Holders

Of the 7,747,374 shares of common stock outstanding as of September 15, 2009 held by five shareholders of record, - 0 - shares are owned by our officers and directors.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividend in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance under any such plans.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

Fiscal year Ended June 30, 2009 and 2008

We are still in our exploration stage and have generated no revenues to date.

We incurred total operating expenses of $63,364 and $95,371 for the years ended June 30, 2009 and 2008, respectively. Administrative and professional expenses decreased to $63,364 in the fiscal year ended June 30, 2009 from $95,371 in the fiscal year ended June 30, 2008.  These expenses in the fiscal year ended June 30, 2009 consisted primarily of accounting and legal costs relating to the preparation and filing of our periodic reports.

Our net losses for years ended June 30, 2009 and 2008 were $(67,905) and $(95,656), respectively.

We have generated no revenues and our net operating loss from inception through June 30, 2009 was $(193,710).

Liquidity and Capital Resources

Our cash and cash equivalents balance as of June 30, 2009 was $9,703.

We are a development stage company and currently have no operations.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

We have minimal operating costs and expenses at the present time due to our limited business activities.  We will, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and, additionally, we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of our equity or debt securities or loans from our sole officer or directors.  There is no assurance that additional financing will be available, or, if available, that it will be on terms favorable to us.

Our auditors have included an explanatory paragraph in their report on our financial statements relating to the uncertainty of our business as a going concern, due to our limited operating history, our lack of historical profitability, and our limited funds. We believe that we will be able to raise the required funds for operations and to achieve our business plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9A.[T]  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Under the supervision and with the participation of our management, including our Chief Executive and Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

The management of NanoDynamics Holdings, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Under the supervision and with the participation of our senior management, consisting of David Rector, our chief executive officer and financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of June 30, 2009; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.
We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.
We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies:

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission (the “SEC”) that permit us to provide only management’s report in this annual report

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information, as of September 15, 2009, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

David Rector	President, Chief Executive Officer, Chief Financial Officer Treasurer, Secretary and Director	62	June 6, 2008

The following is a brief account of the business experience during the past five years or more of each of our director and executive officer.

Mr. Rector joined our board of directors on June 6, 2008. Mr. Rector served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Nevada Gold Holdings, Inc. (formerly known as Nano Holdings International, Inc.) from April 19, 2004 through December 31, 2008.  He has served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Standard Drilling, Inc. since November 2007, and of Federal Sports & Entertainment, Inc. since September 30, 2008.  Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience from June 2004 to December 2006, when he resigned as an officer and Director of Nanoscience.  Mr. Rector also served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of California Gold Corp. (f/k/a US Uranium, Inc.) from June 15, 2007 to July 11, 2007 and again from August 8, 2007 to November 12, 2007.  Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From January 1995 until June 1995, Mr. Rector served as the General Manager of the Consumer Products Division of Bemis-Jason Corporation. Mr. Rector was employed by Sunset Designs Inc., a manufacturer and marketer of consumer product craft kits from June 1980 until June 1985. From June 1983 until June 1985, Mr. Rector served as President and General Manager of Sunset, from August 1981 until May 1985, Mr. Rector served as an Administrative and International Director of Sunset, and from June 1980 until August 1981, Mr. Rector served as Group Product Manager for Sunset.

Additionally, Mr. Rector currently serves on the Board of Directors of the following public companies:

Name	Director Since

Senesco Technologies, Inc. (AMEX:SNT)	February 2002
Dallas Gold & Silver Exchange (AMEX:DSG)	May 2003
California Gold Corp. (OTCBB:CLGL)	June 2007
Standard Drilling, Inc.(STDR.PK)	November 2007
Federal Sports & Entertainment, Inc. (OTCBB:FEDS)	September 2008

As a result, the amount of time that Mr. Rector has to devote to our activities may be limited.

Mr. Rector obtained his Bachelor’s Degree in Business Administration from Murray State University in 1969.

Board of Directors

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

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics please make written request to our President /co NanoDynamics Holdings, Inc. at Terrace Way, Walnut Creek, CA 94597.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended June 30, 2009 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2009 that received annual compensation during the fiscal year ended June 30, 2009 in excess of $100,000.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David Rector (1)	2009	6,000	0	0	0	0	0	0	6,000
President	2008	500	0	0	0	0	0	0	500

John Suk (2)	2009	0	0	0	0	0	0	0	0
President	2008	6,000	0	0	0	0	0	0	6,000

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

Compensation of Directors

Our former sole officer and director, Jon Suk, received $1,000 per month in remuneration for acting as such.  Mr. Rector, our current sole officer and director receives $500 per month in remuneration for his services.  Directors may also be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.  During the fiscal years ended June 30, 2009 and 2008 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of September 15, 2009 by

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock,

•	each of our directors,

•	each of our executive officers, and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address	Number of	Percentage of
Beneficial Owner [1]	Shares	Ownership [2]

David Rector 1640 Terrace Way Walnut Creek, CA 94597	- 0 -	0.00%

All officers and directors as a group (1 person)	- 0 -	0.00%

Jon Suk 136 Bradley Road Salt Spring Island BC V8K 1J5 Canada	2,273,684	29.35%

Candace Sikorski 136 Bradley Road Salt Spring Island BC V8K 1J5 Canada	2,273,684	29.35%

[1]	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

[2]	Percentage based upon 7,747,374 shares of common stock outstanding as of September 15, 2009.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

Not Applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, ANDDIRECTOR INDEPENDENCE

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2009	Fiscal year ended June 30, 2008
Audit fees (1)	$10,000	$8,500
Audit-related fees (2)
Tax fees (3)
All other fees (4)
Total fees	$10,000	$8,500

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The financial statements of NanoDynamics Holdings, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on June 24, 2005 (1)

3.2	3.1	Amendment to Articles of Incorporation of Registrant dated July 11, 2008 (2)

3.3	3.2	By-Laws of Registrant (1)

14	14	Code of Ethics (3)

21	*	List of Subsidiaries

31.1/31.2	*	Certification of Principal Executive and Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	*	Certification of Chief Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	99.1	Subscription Agreement (1)

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1)
Filed with the Securities and Exchange Commission on August 19, 2005 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-127703) on Form SB-2, which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on July 29, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-127703) on Form 8-K, which exhibit is incorporated herein by reference

(3)
Filed with the Securities and Exchange Commission on September 25, 2008 as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-127703) on Form 10-KSB, which exhibit is incorporated herein by reference

In reviewing the agreements included as exhibits and incorporated by reference to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANODYNAMICS HOLDINGS, INC.

Dated: September 25, 2009	By:	/s/ David Rector
David Rector, President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David Rector	Director	September 25, 2009
David Rector

PART IV – FINANCIAL INFORMATION

ITEM 15. FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D. t 2667 CAMINO DEL RIO S. SUITE B t SAN DIEGO t CALIFORNIA 92108 t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NanoDynamics Holdings, Inc.
(Formerly Mystica Candle Corp.)
(A Development Stage company)

We have audited the accompanying balance sheets of NanoDynamics Holdings, Inc. (formerly Mystica Candle Corp. (A Development Stage “Company”)) as of June 30, 2009 and 2008 and the related statements of operation, changes in shareholders’ equity and cash flows for the years then ended and for the period from June 24, 2005 (inception) to June 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NanoDynamics Holdings, Inc. (formerly Mystica Candle Corp.) as of June 30, 2009 and 2008, and the results of its operation and its cash flows for the years then ended and for the period from June 24, 2005 (inception) to June 30, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park

CHANG G. PARK, CPA

September 2, 2009
San Diego, CA. 92108

{00106509.1 / 0904-001}Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

NANODYNAMICS HOLDINGS, INC.
(fka Mystica Candle Corp.)
(A Development Stage Company)
Balance Sheets

	As of	As of
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$9,703	$24,800

Total Current Assets	9,703	24,800
Net fixed Assets	7,845	11,745

Total Assets	$17,548	$36,545
	25,393

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$3,921	$4,565
Loan Payable	95,000	50,000
Accrued Expenses	4,837	285

Total Current Liabilities	103,758	54,850
		109,700

Total Liabilities	103,758	54,850

Stockholders' Equity (Deficit)

Common stock, ($0.001 par value, 290,000,000 authorized; 7,747,374 shares issued and outstanding as of March 31,2009 and June 30, 2008 respectively	7,747	7,747
Preferred stock, ($0.001 par value,10,000,000 authorized; none issued as of June 30, 2009 and 2008 respectively
Additional paid-in capital	99,753	99,753
Deficit accumulated during development stage	(193,710)	(125,805)

Total Stockholders' Equity (Deficit)	(86,210)	(18,305)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$17,548	$36,545

The accompanying notes are an integral part of these financial statements.

NANODYNAMICS HOLDINGS, INC.
(fka Mystica Candle Corp.)
(A Development Stage Company)
Statements of Operations
For the Years Ended June 30, 2009 and 2008 and
For the Period from June 24, 2005 (Inception) through June 30, 2009

			June 24, 2005
	Year	Year	(Inception)
	Ended	Ended	Through
	June 30, 2009	June 30, 2008	June 30, 2009

Revenues

Revenues	$-	$-	$2,278

Total Revenues	-	-	2,278

Cost of Goods Sold
Purchases	-	-	1,182

Total Costs Goods Sold	-	-	1,182

Gross Profit	-	-	1,096

Operating Expenses
Write off inventory		1,469	1,469
Administrative Expenses	17,531	34,005	70,423
Professional fees	45,833	59,897	118,088

Total Operating Expenses	(63,364)	(95,371)	(189,980)
	0

Other income (expenses)
Interest Income	11	-	11
Interest expense	(4,552)	(285)	(4,837)
Total other expenses	(4,541)	(285)	(4,826)

Net Income (Loss)	$(67,905)	$(95,656)	$193,710

Basic and diluted earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	7,747,374	7,645,677

The accompanying notes are an integral part of these financial statements.

NANODYNAMICS HOLDINGS, INC.
(fka Mystica Candle Corp.)
(A Development Stage Company)
Statements of Stockholders’ Equity
From June 24, 2005 (Inception) through June 30, 2009

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balance, June 24, 2005	-	$-	$-	-	$-

Stock issued for cash on June 24, 2005 @ $0.001649 per share	2,273,685	2,274	1,476		3,750

Stock issued for cash on June 24, 2005 @ $0.001649 per share	2,273,685	2,274	1,476		3,750

Net loss, June 30, 2005					-

Balance, June 30, 2005	4,547,371	4,548	2,952	-	7,500

Stock issued for cash on March 14, 2006 @ $0.001649 per share	3,031,581	3,031	46,969		50,000
Net loss, June 30, 2006				(14,068)	(14,068)

Balance, June 30, 2006	7,578,952	7,579	49,921	(14,068)	43,432

Net loss, June 30, 2007				(16,081)	(16,081)
Balance, June 30, 2007	7,578,952	7,579	49,921	(30,149)	27,351
Stock issued for cash on February 7, 2008 @ $.296873 per share	168,422	168	49,832		50,000
Net loss, June 30, 2008				(95,656)	(95,656)
Balance, June 30, 2008	7,747,374	7,747	99,753	(125,805)	(18,305)
Net loss June 30, 2009				(67,905)	(67,905)
Balance June 30 , 2009 (Unaudited)	7,747,374	7,747	99,753	(193,710)	(86,210)

* All outstanding share amounts have been retroactively restated to reflect the Company's 3.031578 stock split

The accompanying notes are an integral part of these financial statements.

NANODYNAMICS HOLDINGS, INC.
(fka Mystica Candle Corp.)
(A Development Stage Company)
Statements of Stockholders’ Equity
From June 24, 2005 (Inception) through June 30, 2009

			June 24, 2005
	Year	Year	(Inception)
	Ended	Ended	Through
	June 30, 2009	June 30, 2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(67,905)	$(95,656)	$(193,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,900	3,900	11,655
Write off inventory	-	1,469	1,469
Changes in operating assets and liabilities:

Decrease (increase) in inventory	-	-	(1,469)
Increase in (decrease) in accounts payable	(644)	4,565	3,921
Increase in accrued expenses	4,552	285	4,837

Net cash provided by (used in) operating activities	(60,097)	(85,437)	(173,297)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	(9,500)
Increase in leasehold improvement	-	-	(10,000)
			-

Net cash provided by (used in) investing activities	-	-	(19,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in loan payable	45,000	50,000	95,000
Proceeds from issuance of common stock	-	50,000	107,500

Net cash provided by (used in) financing activities	45,000	100,000	202,500
Rounding

Net increase (decrease) in cash	(15,097)	14,563	9,703

Cash at beginning of period	24,800	10,237	-

Cash at end of period	$9,703	$24,800	$9,703

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NANODYNAMICS HOLDINGS, INC..
(fka Mystica Candle Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

The Company was recently engaged in discussions with NanoDynamics, Inc., a Delaware corporation (“NanoDynamics”), regarding a possible business combination involving the two companies. With the permission of NanoDynamics, the Company has changed its name to NanoDynamics Holdings, Inc. to facilitate these discussions.  The Company has determined not to proceed with the business combination but has retained the name change.

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

NANODYNAMICS HOLDINGS, INC..
(fka Mystica Candle Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

NANODYNAMICS HOLDINGS, INC..
(fka Mystica Candle Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

i.  Recent Accounting Pronouncements

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  SFAS No. 168 will be effective for financial statements issued for fiscal periods (interim and annual) ending after September 15, 2009.  On the effective date of SFAS No. 168, all then-existing non-SEC accounting and reporting standards are superseded, with the exception of certain promulgations listed in SFAS No. 168.  The Company currently does not expect adoption of this statement to have a material effect on its financial statements as the purpose of the Codification is not to create new accounting and reporting guidance.  Rather, the Codification is meant to simplify user access to all authoritative US GAAP.  References to US GAAP in our published financial statements will be updated, as appropriate, to cite the Codification following the effective date of SFAS No. 168.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 166).  SFAS No. 166 clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows.  The statement eliminates the concept of a qualifying special-purpose entity and changes the requirements for the recognition of financial assets.  SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.

The Company is currently evaluating the impact adoption of this statement could have in its financial statements.

NANODYNAMICS HOLDINGS, INC..
(fka Mystica Candle Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”).  FSP SFAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for all periods ending after June 15, 2009.  The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

In November 2008, the FASB ratified EITF No. 08-7 “Accounting for Defensive Intangible Assets” (“EITF 08-7”).  EITF 08-7 clarifies the definition and accounting for defensive intangible assets acquired in a business combination or an asset acquisition and states that, upon acquisition, an intangible asset must be recognized at fair value in accordance with SFAS No. 157, regardless of how the acquiring entity intends to use the asset.  The intangible asset should be amortized over a useful life approximated by the period over which it is expected to provide direct and indirect cash flows benefits resulting from the limitation against others to use the intangible asset.  EITF 08-7 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

In October, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FSP 157-3 was effective upon issue for all periods presented in accordance with SFAS No. 157.  The adoption of FSP 157-3 did not have any material effect on the Company’s financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected  financial data) to conform with the provisions of FSP EITF 03-6-1.  The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

NANODYNAMICS HOLDINGS, INC..
(fka Mystica Candle Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2008, the FASB ratified EITF No. 08-4, “Transition Guidance for Conforming changes to Issue No. 98-5” (“EITF 08-4”).  EITF 08-4 specifically identifies the portions of EITF No. 98-5 that were nullified by EITF No. 00-27 and clarifies that instruments within the scope of SFAS No. 150 are no longer within the scope of EITF No. 98-5.  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008, earlier application is permitted.  The effect, if any, of applying the conforming changes shall be presented retrospectively with the cumulative-effect of the change being reported in retained earnings in the statement of financial position as of the beginning of the first period presented.  The adoption of EITF 08-4 did not have any material effect on the Company’s financial statements.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact that foreign currency denominated strike prices and market-based employee stock option valuation instruments have on the evaluation.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

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

NANODYNAMICS HOLDINGS, INC..
(fka Mystica Candle Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NANODYNAMICS HOLDINGS, INC..
(fka Mystica Candle Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $193,710 during the period from June 24, 2005 (inception) through June 30, 2009.

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

NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2009	June 30, 2008

Equipment	$19,195	$19,195
Total Fixed Assets	19,195	19,195

Less: Accumulated Depreciation	(11,350)	(7,450)

Net Fixed Assets	$7,845	$11,745

Depreciation expenses for the year ended June 30, 2009 and June 30, 2008 were $3,900 and $3,900, respectively.

NANODYNAMICS HOLDINGS, INC..
(fka Mystica Candle Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

NOTE 7.  NET OPERATING LOSSES

As of June 30, 2009 the Company has a net operating loss carry-forward of approximately $193,710. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

NOTE 8.  INCOME TAXES

	As of June 30, 2009	As of June 30, 2008

Deferred tax assets:
Net operating tax carry-forwards	$29,059	$18,871
Other	-0-	-0-
Gross deferred tax assets	(29,059)	(18,871)
Valuation allowance

Net deferred tax assets	$-0-	$-0-

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

NANODYNAMICS HOLDINGS, INC..
(fka Mystica Candle Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

As of June 30, 2009   the Company had 7,747,374 shares of common stock issued and outstanding.

NOTE 10.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2009.

Common stock, $ 0.001 par value: 290,000,000 shares authorized; 7,747,374 shares issued and outstanding.
Preferred stock, $ 0.001 par value: 10,000,000 shares authorized; none issued.

NOTE 11.  LOANS PAYABLE

The Company issued a $50,000 Promissory Note dated June 5, 2008 (the”2008 Note”) to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of 2008 Note allow for prepayment of the principal and accrued interest anytime without penalty. Interest rate is 8% per annum and maturity date was May, 2009. The total interest accrued at June 30, 2009   is $ 4,298.  The maturity date of the 2008 Note has been extended to June 5, 2010.

The Company issued a Convertible Promissory Note dated April 30, 2009, bearing an interest rate of 8.25% per annum, in aggregate amount of $45,000, payable on November 8, 2010 (the Maturity Date) to Milestone Enhanced Fund, Ltd.  The total interest accrued at June 30, 2009 is $539.

NANODYNAMICS HOLDINGS, INC..
(fka Mystica Candle Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

NOTE 11.  LOANS PAYABLE (Continued)

The note holder has a right to convert any portion of the outstanding and unpaid principal and interest balance into the Company’s common shares at a conversion price to be mutually determined by the Company and the note holder.