Form 10-Q
period 2009-09-30
Li3 Energy, Inc.
filed 2009-11-16
CIK 1334699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number 333-127703

LI3 ENERGY, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	3990	20-3061907
(State of incorporation)	(Primary SIC Number)	(IRS Employer ID Number)

Av. Pardo y Aliaga 699 Of. 802
San Isidro, Lima, Peru
+ (51) 1-212-1880
(Address and telephone number of principal executive offices)

1640 Terrace Way
Walnut Creek, CA
(925)930-0100
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

There were 7,747,374 shares of Common Stock outstanding as of November 10, 2009.

LI3 ENERGY, INC.

TABLE OF CONTENTS

		Page
Part I Financial Information

Item 1	Financial Statements

	Balance Sheet	1

	Statements of Operations (unaudited)	2

	Statements of Changes in Shareholders’ Equity	3

	Statements of Cash Flows (unaudited)	4

	Notes to the Unaudited Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4T	Controls and Procedures	17

Part II Other Information		18

Item 6	Exhibits	18

Signatures

Exhibits

-ii-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS, INC.)
(A Development Stage Company)
Balance Sheets

ASSETS
	As of	As of
	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)

Current Assets
Cash	$2,065	$9,703

Total Current Assets	2,065	9,703
Net fixed Assets	6,870	7,845

Total Assets	$8,935	$17,548

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$10,072	$3,921
Loan Payable	95,000	95,000
Accrued Expenses	6,795	4,837

Total Current Liabilities	111,867	103,758

Total Liabilities	111,867	103,758

Stockholders' Equity (Deficit)

Common stock, ($0.001 par value, 290,000,000 authorized; 7,747,374 shares issued and outstanding as of September 30, 2009 and June 30, 2009 respectively	7,747	7,747
Preferred stock, ($0.001 par value,10,000,000 authorized; none issued as of September 30, 2009 and June 30, 2009 respectively Additional paid-in capital	99,753	99,753
Deficit accumulated during development stage	(210,432)	(193,710)

Total Stockholders' Equity (Deficit)	(102,932)	(86,210)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$8,935	$17,548

See notes to financial statements.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS, INC.)
(A Development Stage Company)
Statement of Operations (Unaudited)

			June 24, 2005
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	September 30, 2009	September 30, 2008	September 30, 2009

Revenues

Revenues	$-	$-	$2,278

Total Revenues	-	-	2,278

Cost of Goods Sold
Purchases	-	-	1,182
Total Costs Goods Sold	-	-	1,182

Gross Profit	-	-	1,096

Operating Expenses
Write off inventory			1,469
Administrative Expenses	4,054	3,883	74,477
Professional fees	10,711	12,277	128,799

Total Operating Expenses	14,765	16,160	204,745

Other income (expenses)
Interest Income	1	2	12
Interest expense	(1,958)	(1,000)	(6,795)
Total other expenses	(1,957)	(998)	(6,783)

Net Income (Loss)	$(16,722)	$(17,158)	$(210,432)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	7,747,374	7,747,374

See notes to financial statements.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS, INC.)
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity
From June 24, 2005 (Inception) through September 30, 2009

				Deficit
		Common	Additional	Accumulated
	Common	Stock	Paid-in	During
	Stock	Amount	Capital	Development	Total

Balance, June 24, 2005	-	$-	$-	-	$-

Stock issued for cash on June 24, 2005 @ $0.001649 per share	2,273,685	2,274	1,476		3,750

Stock issued for cash on June 24, 2005 @ $0.001649 per share	2,273,685	2,274	1,476		3,750

Net loss, June 30, 2005					-

Balance, June 30, 2005	4,547,371	4,548	2,952	-	7,500

Stock issued for cash on March 14, 2006 @ $0.001649 per share	3,031,581	3,031	46,969		50,000
Net loss, June 30, 2006				(14,068)	(14,068)

Balance, June 30, 2006	7,578,952	7,579	49,921	(14,068)	43,432
Net loss, June 30, 2007				(16,081)	(16,081)
Balance, June 30, 2007	7,578,952	7,579	49,921	(30,149)	27,351
Stock issued for cash on February 7, 2008 @ $.296873 per share	168,422	168	49,832		50,000
Net loss, June 30, 2008				(95,656)	(95,656)
Balance, June 30, 2008	7,747,374	7,747	99,753	(125,805)	(18,305)
Net loss, June 30, 2009				(67,905)	(67,905)
Balance, June 30, 2009	7,747,374	7,747	99,753	(193,710)	(86,210)
Net loss September 30, 2009				(16,722)	(16,722)
Balance September 30 , 2009 (Unaudited)	7,747,374	7,747	99,753	(210,432)	(102,932)

* All outstanding share amounts have been retroactively restated to reflect the Company's 3.031578 stock split
See notes to financial statements.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS, INC.)
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

			June 24, 2005
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(16,722)	$(17,158)	$(210,432)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	975	975	12,630
Write off inventory	-	-	1,469
Changes in operating assets and liabilities:
Decrease (increase) in inventory	-	-	(1,469)
Increase in (decrease) in accounts payable	6,151	(3,157)	10,072
Increase in accrued expenses	1,958	1,000	6,795

Net cash provided by (used in) operating activities	(7,638)	(18,340)	(180,935)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	(9,500)
Increase in leasehold improvement	-	-	(10,000)

Net cash provided by (used in) investing activities	-	-	(19,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in loan payable	-	-	95,000
Proceeds from issuance of common stock	-	-	107,500

Net cash provided by (used in) financing activities	-	-	202,500
Rounding

Net increase (decrease) in cash	(7,638)	(18,340)	2,065

Cash at beginning of period	9,703	24,800	-

Cash at end of period	$2,065	$6,460	$2,065

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-
See notes to financial statements.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS, INC.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2009

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

The Company has decided to change the name of the Corporation from NanoDynamics Holdings, Inc. to Li3 Energy, Inc. and on October 19, 2009 filed an amendment with the Secretary of State of the State of Nevada. The name change is to reflect the Company’s plans to focus its business strategy on the energy sector and related lithium mining opportunities in North America.

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

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS, INC.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Revenue Recognition

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

e.   Income Taxes

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

f.   Basic Earnings per Share

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

g.  Use of Estimates and Assumptions

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

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS, INC.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.  Recent Accounting Pronouncements

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

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS, INC.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1.  The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

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

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS, INC.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2009

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

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS, INC.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2009

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

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $210,432 during the period from June 24, 2005 (inception) through September 30, 2009.

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

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS, INC.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2009

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2009	June 30, 2009

Equipment	$19,195	$19,195
Total Fixed Assets	19,195	19,195

Less: Accumulated Depreciation	(12,325)	(11,350)

Net Fixed Assets	$6,870	$7,845

Depreciation expenses for the period ending September 30, 2009 and the year ended June 30, 2009 were $995 and $3,900, respectively.

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

NOTE 7.  NET OPERATING LOSSES

As of September 30, 2009 the Company has a net operating loss carry-forward of approximately $210,432. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS, INC.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2009

NOTE 8.  INCOME TAXES

	As of September 30, 2009	As of June 30, 2009

Deferred tax assets:
Net operating tax carry-forwards	$31,564	$29,059
Other	-0-	-0-
Gross deferred tax assets	31,564	(29,059)
Valuation allowance	(31,564)	(29,059)

Net deferred tax assets	$-0-	$-0-

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

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS, INC.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2009

NOTE 9.  STOCK TRANSACTIONS (Continued)

As of September 30, 2009 the Company had 7,747,374 shares of common stock issued and outstanding.

NOTE 10.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2009.

Common stock, $ 0.001 par value: 290,000,000 shares authorized; 7,747,374 shares issued and outstanding.

Preferred stock, $ 0.001 par value: 10,000,000 shares authorized; none issued.

NOTE 11.  LOANS PAYABLE

The Company issued a $50,000 Promissory Note dated June 5, 2008 (the”Note”) to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such Note allow for prepayment of the principal and accrued interest anytime without penalty. Interest rate is 8% per annum and maturity date is May, 2010. The total interest accrued at September 30, 2009   is $ 5,320

The Company issued a Convertible Promissory Note dated April 30, 2009, bearing an interest rate of 8.25% per annum, in aggregate amount of $45,000, payable on November 8, 2010 (the Maturity Date) to Milestone Enhanced Fund, Ltd.  The total interest accrued at September 30, 2009 is $1,475.

NOTE 12.  SUBSEQUENT EVENTS

On October 19, 2009, the Company filed a Certificate of Amendment with the Nevada Secretary of State indicating a name change for the Company from NANODYNAMICS HOLDINGS, INC. to Li3 ENERGY, INC.

On October 19, 2009, Luis F.Saenz was appointed Chief Executive Officer in place of David Rector, who remains Secretary, Treasurer and Director.

On October 19, 2009, the Company approved a forward stock split of its common stock in the ratio of 15.625:1 (in the form of a dividend) approved by the Company.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS, INC.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2009

NOTE 12.  SUBSEQUENT EVENTS (continued)

On November 10, 2009, the Company completed an initial closing (the “Initial Closing”) of a private placement of units (the “Units”) of its securities at a price of $0.25 per Unit.  Each Unit consisted of one share of the Company’s common stock, a five-year warrant to purchase one-half of one share of its common stock at $0.50 per whole share, and a five-year warrant to purchase one-half of one share of its common stock at $1.00 per whole share.  In the Initial Closing, the Company sold 6,400,000 Units for an aggregate of $1,600,000.

Stockholders representing approximately fifty-nine percent (59%) of our issued and outstanding capital stock approved by written consent the creation of our 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan provides for the issuance of both non-statutory and incentive stock options and other awards to acquire in the aggregate up to 5,000,000 shares (calculated on a post-forward stock split basis) of our common stock.

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

Background and Recent Developments

We were incorporated on June 24, 2005. We were originally in the business of manufacturing, marketing and distributing soy-blend scented candles and oils1, but we could not continue with those business operations because of a lack of financial results and resources.  We have redirected our focus, therefore, towards identifying and pursuing options regarding the development of a new business plan and direction.

We were recently engaged in discussions with NanoDynamics, Inc., a Delaware corporation (“Nanodynamics), regarding a possible business combination with NanoDynamics, and with the permission of NanoDynamics, we changed our name to NanoDynamics Holdings, Inc. to facilitate these discussions. We determined not to proceed with that business combination, however.

On October 19, 2009, we changed our name to Li3 Energy, Inc., to reflect our plans to focus our business strategy on the energy sector and related lithium mining opportunities in North and South America.  On that date, we took the following additional steps in furtherance of our new business pursuit:

•	David Rector, resigned from his position as our Chief Executive Officer (“CEO”) and remains our President, Chief Financial Officer, Treasurer, Secretary and a director;

•
We appointed Luis F. Saenz as our CEO and as a member of our Board of Directors (the “Board”). As compensation for services to be rendered to us, our Board approved the issuance, as of October 19, 2009, of 1,500,000 shares of our common stock, on a post-forward stock split basis (discussed below), to Mr. Saenz;

•
Our Board of Directors declared a 15.625 for 1 forward stock split in the form of a dividend.  The record date for this stock dividend is November 6, 2009, and the payment and effective date is November 16, 2009; and

•
Stockholders representing approximately fifty-nine percent (59%) of our issued and outstanding capital stock approved by written consent the creation of our 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan provides for the issuance of both non-statutory and incentive stock options and other awards to acquire in the aggregate up to 5,000,000 shares (calculated on a post-forward stock split basis) of our common stock.

1 For a discussion of this legacy business, see our registration statement on Form SB-2 filed with the Securities and Exchange Commission on August 19, 2005.

To develop our new business plan, we have also:

•	Initiated activities to establish and organize an operating subsidiary in Peru and, to that end, opened and began staffing an office in Lima, Peru; and

•	Have begun identifying and investigating lithium mining investment opportunities in South America.

Results of Operations

We are a development stage company and have generated minimal revenues from operations to date.

We incurred operating expenses of $14,765 for the three month period ended September 30, 2009 and $16,160 for the three month period ended September, 2008.  These expenses consisted of administrative expenses and professional fees incurred in connection with the preparation and filing of our periodic reports.  We also incurred interest expense of $1,958 for the three month period ended September 30, 2009 and $1,000 for the three month period ended September, 2008, incurred in connection with interest bearing notes that we sold to finance our short term working capital needs.

We generated revenues of $nil for each of the three month period ended September 30, 2009 and 2008, respectively.  Our net loss for the three months ended September 30, 2009 and 2008 was $16,722 and $17,158, respectively.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents in the bank of $2,065 as compared to $9,703 on June 30, 2009.

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

Subsequent Events

On November 10, 2009, we completed an initial closing (the “Initial Closing”) of a private placement (the “Private Placement”) of units (the “Units”) of our securities at a price of $0.25 per Unit.  Each Unit consisted of one share of our common stock, a five-year warrant to purchase one-half of one share of our common stock at $0.50 per whole share, and a five-year warrant to purchase one-half of one share of our common stock at $1.00 per whole share.  In the Initial Closing, we sold 6,400,000 Units for an aggregate of $1,600,000.  The Private Placement was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above as a result, in part, of not having an audit committee and having one individual serve as our sole officer and director, our management, including our principal executive and accounting officer, has concluded that, as of September 30, 2009, our disclosure controls and procedures are not operating effectively.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment to Articles of Incorporation of the Registrant dated October 19, 2009

4.1	Form of Investor A Warrant of the Registrant, issued in connection with the initial closing of a private placement unit offering by the Registrant

4.2	Form of Investor B Warrant of the Registrant, issued in connection with the initial closing of a private placement unit offering by the Registrant completed in September 2008

10.1	Registrant’s 2009 Stock Incentive Plan adopted October 19, 2009

10.2	Form of Stock Option Agreement under the Registrant’s 2009 Equity Incentive Plan

10.3	Form of unit offering Subscription Agreement

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Available Information.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2009	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Name: Luis F. Saenz
Title: Principal Executive Officer

By:	/s/ David Rector
Name: David Rector
Title: Principal Financial Officer