Form 10-Q
period 2009-12-31
Li3 Energy, Inc.
filed 2010-02-16
CIK 1334699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
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

There were 66,250,095 shares of Common Stock outstanding as of February 11, 2010.

LI3 ENERGY, INC.

ii

Statement Regarding Forward-Looking Information

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to identify appropriate corporate acquisition and/or joint venture opportunities in the lithium mining sector and to establish the technical and managerial infrastructure, and to raise the required capital, to take advantage of, and successfully participate in such opportunities; future economic conditions; political stability; and lithium prices.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	As of	As of
	December 31,	June 30,
	2009	2009
Assets
Current Assets:
Cash	$3,154,386	$9,703
Total current assets	3,154,386	9,703
Property and equipment, net of accumulated depreciation of $13,299 and $11,350, respectively	5,896	7,845
Total assets	$3,160,282	$17,548

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$55,270	$3,921
Accrued expenses	8,725	4,837
Loans payable	95,000	95,000
Derivative liabilities – warrant instruments	1,890,668	-
Total current liabilities	2,049,663	103,758

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2009 and June 30, 2009	-	-
Common stock, $0.001 par value, 290,000,000 shares authorized; 66,250,095 and 121,052,721 shares issued and outstanding as of December 31, 2009 and June 30, 2009, respectively	66,250	121,052
Additional paid-in capital	2,502,976	(13,552)
Deficit accumulated during exploration stage	(1,458,607)	(193,710)
Total stockholders' equity (deficit)	1,110,619	(86,210)

Total liabilities and stockholders' equity (deficit)	$3,160,282	$17,548

See notes to unaudited financial statements.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	June 24, 2005 (inception) through
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009

Revenues
Revenues	$-	$-	$-	$-	$2,278
Total revenues	-	-	-	-	2,278

Cost of goods sold
Purchases	-	-	-	-	1,182
Total cost of goods sold	-	-	-	-	1,182

Gross profit	-	-	-	-	1,096

Operating expenses:
Inventory write off	-	-	-	-	1,469
General and administrative expenses	702,653	9,693	717,418	25,853	905,929
Total operating expenses:	702,653	9,693	717,418	25,853	907,398

Other income (expense):
Unrealized loss on fair value of derivative instruments	(545,340)	-	(545,340)	-	(545,340)
Interest income	1,748	11	1,749	13	1,760
Interest expense	(1,930)	(1,002)	(3,888)	(2,002)	(8,725)

Net loss	$(1,248,175)	$(10,684)	$(1,264,897)	$(27,842)	$(1,458,607)

Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	71,716,942	121,052,721	96,384,829	121,052,721

See notes to unaudited financial statements.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
From June 24, 2005 (Inception) through December 31, 2009
(Unaudited)

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-In	Exploration
	Stock	Amount	Capital	Stage	Total

Balance at June 24, 2005 (Inception)	-	$-	$-	$-	$-

Stock issued for cash on June 24, 2005 at $0.000105 per share	35,526,336	35,526	(31,776)	-	3,750
Stock issued for cash on June 24, 2005 at $0.000105 per share	35,526,336	35,526	(31,776)	-	3,750
Net loss	-	-	-	-	-
Balance, June 30, 2005	71,052,672	71,052	(63,552)	-	7,500

Stock issued for cash on March 14, 2006 at $0.001056 per share	47,368,454	47,368	2,632	-	50,000
Net loss	-	-	-	(14,068)	(14,068)
Balance, June 30, 2006	118,421,126	118,420	(60,920)	(14,068)	43,432

Net loss	-	-	-	(16,081)	(16,081)
Balance, June 30, 2007	118,421,126	118,420	(60,920)	(30,149)	27,351

Stock issued for cash on February 7, 2008 at $0.019 per share	2,631,595	2,632	47,368	-	50,000
Net loss	-	-	-	(95,656)	(95,656)
Balance, June 30, 2008	121,052,721	121,052	(13,552)	(125,805)	(18,305)

Net loss	-	-	-	(67,905)	(67,905)
Balance, June 30, 2009	121,052,721	121,052	(13,552)	(193,710)	(86,210)

October 19, 2009, cancellation of former officer's shares	(71,052,626)	(71,052)	71,052	-	-
October 19, 2009, stock issued to the chief executive officer for services at $0.0032 per share	1,500,000	1,500	3,300	-	4,800
November 10, 2009, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $42,392	6,400,000	6,400	1,018,222	-	1,024,622
November 12, 2009, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $5,350	2,120,000	2,120	299,447	-	301,567
November 17, 2009, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $31,243	1,820,000	1,820	234,944	-	236,764
December 15, 2009, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $4,859	1,900,000	1,900	260,222	-	262,122
December 23, 2009, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $76,632	1,760,000	1,760	167,361	-	169,121
December 2009, common stock issued to a consultant for services at $0.61 per share	750,000	750	456,750	-	457,500
Amortizaton of stock-based compensation	-	-	5,230	-	5,230
Net loss	-	-	-	(1,264,897)	(1,264,897)
Balance, December 31, 2009	66,250,095	$66,250	$2,502,976	$(1,458,607)	$1,110,619

See notes to unaudited financial statements.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Statements of Cash Flow
(Unaudited)

			June 24, 2005
	Six Months	Six Months	(inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss	$(1,264,897)	$(27,842)	$(1,458,607)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,949	1,950	13,604
Stock-based compensation	467,529	-	467,530
Unrealized loss on fair value of derivative instruments	545,340	-	545,340
Write off inventory	-	-	1,469
Changes in operating assets and liabilities:
Increase in inventory	-	-	(1,469)
Increase in (decrease) in accounts payable	51,351	(779)	55,271
Increase in accrued expenses	3,888	2,002	8,725
Net cash used in operating activities	(194,840)	(24,669)	(368,137)

Cash Flows from Investing Activities
Acquisition of equipment	-	-	(9,500)
Increase in leasehold improvement	-	-	(10,000)
Net cash used in investing activities	-	-	(19,500)

Cash Flows from Financing Activities
Increase in loans payable	-	-	95,000
Proceeds from issuance of common stock, net of offering costs	3,339,523	-	3,447,023
Net cash provided by financing activities	3,339,523	-	3,542,023

Net increase (decrease) in cash	3,144,683	(24,669)	3,154,386

Cash at beginning of period	9,703	24,800	-

Cash at end of period	$3,154,386	$131	$3,154,386
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
Non-cash financing transactions:
Common stock cancelled	$71,052	$-	$-
Fair value of derivative instruments in private offering	$1,890,668	$-	$-

See notes to unaudited financial statements.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009

(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Li3 Energy, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2005.  The Company’s principal products have been soy-blend wax candles. Recently, however, the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the energy sector and related lithium mining in North and South America. The Company is in the exploration stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (formerly Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”). Its activities to date have been limited to capital formation, organization, and development of its business.

On October 19, 2009, the Company amended its articles of incorporation with the Secretary of the State of Nevada, pursuant to which the Company changed its name from NanoDynamics Holdings, Inc. to Li3 Energy, Inc., to reflect its plans to focus on its business strategy on the energy sector and related lithium mining opportunities in North and South America.

Split-off of Legacy Business

In connection with the discontinuation of the Company’s previous business and the redirecting of its business strategy to focus on the energy sector and related lithium mining opportunities in North and South America, the Company split off and sold all of the assets and liabilities of the Legacy Business (the “Split-Off”) to Jon Suk, the Company’s founding stockholder. The Split Off closed on October 19, 2009. As more fully described in a Form 8-K filed by the Company with the SEC on December 14, 2009, the Company contributed all of its assets and liabilities relating to the Legacy Business, whether accrued, contingent or otherwise, and whether known or unknown, to a newly organized, wholly owned subsidiary, Mystica Candle, Inc., a Nevada corporation (“Split-Off Sub”), and immediately thereafter sold all of the outstanding capital stock of Split-Off Sub to Mr. Suk in exchange for 71,052,626 shares of the Company’s common stock, $0.001 par value per share that Mr. Suk then owned. The 71,052,626 shares surrendered by Mr. Suk have been cancelled.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Li3 Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending June 30, 2009, as reported in Form 10-K, have been omitted.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009

(Unaudited)

a.  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had cash deposits of approximately $2,904,386 in excess of the FDIC’s $250,000 current insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents.

b.  Property and Equipment

Property and equipment are stated at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives ranging from 3 to 7 years.

c.  Mineral Exploration and Development Costs

The Company did not incur any mineral exploration or development costs during the periods presented, however, the Company’s accounting policies for such costs are:

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a unit of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims.  Costs to maintain the mineral rights and leases are expensed as incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009

(Unaudited)

d.   Income Taxes

Income taxes are provided in accordance with ASC Topic No. 740 (formerly SFAS No. 109, “Accounting for Income Taxes”).  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

e.   Share-based Payments

The Company determines the fair value of stock option awards granted to employees in accordance with FASB ASC Topic No. 718 – 10 (formerly SFAS No. 123(R), “Share-Based Payments”) and to non-employees in accordance with FASB ASC Topic No. 505 – 50 (formerly EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”).

f.    Basic Loss per Share

The Company accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 – 10 (formerly SFAS No. 128, “Earnings per Share”), which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding.  In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation as the effect would be anti-dilutive.

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

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009

(Unaudited)

h.  Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 ” (“SFAS 168”). The FASB  Accounting Standards Codification TM , (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles.  The Company adopted SFAS No. 168 in the third quarter of 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

Effective January 1, 2009, the Company adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock). The adoption of FASB ASC Topic No. 815 – 40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity.  Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluates whether warrants or convertible instruments contain provisions that protect holders from declines in the Company’s stock price or otherwise could   result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair   value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009

(Unaudited)

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company currently has no sources of recurring revenue and has generated net losses of $1,458,607 and negative cash flows from operations of $368,137 during the period from June 24, 2005 (inception) through December 31, 2009.

This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until such time as it can generate sources of recurring revenues and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2009	June 30, 2009
Leasehold improvement and equipment	$19,195	$19,195
Total Fixed Assets	19,195	19,195
Less: Accumulated Depreciation	(13,299)	(11,350)
Net Fixed Assets	$5,896	$7,845

Depreciation expenses for the six-month period ending December 31, 2009 and 2008 were $1,949 and $1,950, respectively.

NOTE 5.  LOANS PAYABLE

The Company issued a $50,000 unsecured Promissory Note dated June 5, 2008 (the”Note”) to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such Note allow for prepayment of the principal and accrued interest any time without penalty. Interest rate is 8% per annum and maturity date is May, 2010. The total interest accrued at December 31, 2009 is $ 6,314.

The Company issued an unsecured Convertible Promissory Note dated April 30, 2009, bearing an interest rate of 8.25% per annum, in aggregate amount of $45,000, payable on November 8, 2010 (the Maturity Date) to Milestone.  The total interest accrued at December 31, 2009 is $2,411.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009

(Unaudited)

NOTE 6. DERIVATIVE LIABILITIES

The Company determined that warrants to purchase a total of 14,203,000 shares of common stock issued in the 2009 Unit Offering contained provisions that protect holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.  As a result, these warrants were not indexed to the Company’s own stock.  The fair value of these 2009 Unit Offering warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period.  The Company measured the fair value of these instruments as of December 31, 2009, and recorded $545,340 unrealized loss to the statement of operations for the three and six months ended December 31, 2009. The Company determined the fair values of these securities using a Black-Scholes valuation model.

Activity for derivative warrant instruments during the six months ended December 31, 2009 was as follows:

	June 30, 2009	Activity during the period	Increase (Decrease) in Fair Value of Derivative Liability	December 31, 2009
Derivative warrant instruments	$—	$1,345,328	$545,340	$1,890,668
	$—	$1,345,328	$545,340	$1,890,668

The fair value of the derivative warrant instruments is estimated using the Black-Scholes option pricing model with the following assumptions as of December 31, 2009:

Common stock issuable upon exercise of warrants	14,203,000
Estimated market value of common stock on measurement date (1)	$0.18
Exercise price	$0.50 - $1.00
Risk free interest rate (2)	2.69%
Warrant lives in years	4.86 – 4.98
Expected volatility (3)	133.96%
Expected dividend yields (4)	None

(1)
The estimated market value of the stock is measured each period end and is based on a calculation by management after consideration of price per share received in private offerings and reported public market prices.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009

(Unaudited)

(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.

(3)
The volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region, because the Company does not have adequate trading history to determine its historical volatility.

(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

NOTE 7.  STOCKHOLDERS’ EQUITY

Common Stock splits

On July 11, 2008, the Company declared a 3.031578 for 1 forward stock split on each share of its common stock issued and outstanding at the close of business on July 21, 2008, in the form of a stock dividend. All share and per share amounts have been retroactively adjusted for all periods presented.

On October 19, 2009, the Company’s Board of Directors declared a 15.625 for 1 forward stock split in the form of a dividend.  The record date for this stock dividend was November 20, 2009, and the payment and effective date was November 23, 2009. Shares issued prior to November 20, 2009 and per share amounts have been retroactively restated to reflect the impact of the stock split.

Common Stock issued for services

On October 19, 2009, the Company’ Board of Directors authorized the issuance of 1,500,000 shares of its common stock to its Chief Executive Officer as compensation for services to be rendered to the Company. Management determined the fair value of the stock issued to the Chief Executive Officer at $0.0032 per share based on the stock price on October 19, 2009. Accordingly, stock-based compensation expense of $4,800 was recognized in the accompanying statements of operations for the three and six months ended December 31, 2009.

On December 22, 2009, the Company’ Board of Directors authorized the issuance of 750,000 shares of its common stock in exchange for consulting services. The transaction was valued in accordance with FASB ASC Topic No. 505 – 50 (formerly EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”).  Management determined the fair value of the stock issued to the consultant to be $0.61 per share based on the stock price on December 22, 2009. Accordingly, stock-based compensation expense of $457,500 was recognized in the accompanying statements of operations for the three and six months ended December 31, 2009.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009

(Unaudited)

Common Stock sales

On June 24, 2005 the Company issued 35,526,336 (after giving effect to the common stock splits) shares of common stock to a director for cash valued at $0.0001 per share for total consideration of $7,500.

On June 24, 2005 the Company issued 35,526,336 (after giving effect to the common stock splits) shares of common stock to a director for cash valued at $0.0001 per share for total consideration of $3,750.

On March 14, 2006 the Company issued 47,368,454 shares of common stock for cash valued at $0.001 per share for total consideration of $50,000.

On February 7, 2008 the Company issued 2,631,595 (post-split) shares of common stock for cash valued at $0.019 per share for total consideration of $50,000.

On October 19, 2009 the Board of Directors authorized the Company to offer up to a maximum of 16,000,000 units (the “2009 Unit Offering”) at an offering price of $0.25 per Unit. Each Unit consisted of (i) one share of the Company’s common stock, par value $0.001 per share (“Common Stock ”), (ii) a warrant representing the right to purchase one-half of one (0.5) share of Common Stock, exercisable for a period of five years at an exercise price of $0.50 per whole share (the “A Warrant ”), and (iii) a warrant representing the right to purchase one-half of one (0.5) share of Common Stock, exercisable for a period of five years at an exercise price of $1.00 per whole share (the “B Warrant ,” and together with the A Warrant, the “Warrants”). On November 10, 2009 (“Initial Closing’), the Company sold 6,400,000 Units for total proceeds to the Company of $1,600,000 ($1,557,608 net after offering expenses), and warrants to purchase 6,400,000 shares of Common Stock.  The Company offered the Units directly and through finders (the “Finders”).

On November 12, 2009, the Company completed the second closing (the “Second Closing”) of the Offering. In the Second Closing, the Company sold 2,120,000 Units for an aggregate of $530,000 ($524,650 net after offering expenses).

On November 17, 2009, the Company completed the third closing (the “Third Closing”) of the Offering.  In the Third Closing, the Company sold 1,820,000 Units for an aggregate of $455,000 ($423,757 after offering expenses).

On December 15, 2009, the Company completed the fourth closing (the “Fourth Closing”) of the Offering.  In the Fourth Closing, the Company sold 1,900,000 Units for an aggregate of $475,000 ($470,141 net after offering expenses).

On December 23, 2009, the Company completed the fifth and final closing (the “Final Closing”) of the Offering.  In the Final Closing, the Company sold 1,760,000 Units for an aggregate of $440,000 ($363,368 net after offering expenses).

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009

(Unaudited)

In the aggregate, the Company sold 14,000,000 Units for gross proceeds of $3,500,000 ($3,339,524 net after offering expenses) during the 2009 Unit Offering.

The Company determined that warrants to purchase a total of 14,203,000 shares of common stock issued in the 2009 Unit Offering contained provisions that protect holders from declines in the Company’s stock price that could result in modification of the exercise price under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 - 15.  As a result, these warrants are not indexed to the Company’s own stock.  At the Initial Closing, Second Closing, Third Closing, Fourth Closing, and Final Closing of the 2009 Unit Offering, the fair value of these warrants was determined to be approximately $532,986, $223,083, $186,993, $208,019 and $194,247, respectively, which were recorded as a derivative liability.

The table below reflects the breakdown of the components of gross proceeds from the Company’s 2009 Unit Offering:

Par value of common stock issued	$14,000
Paid-in capital	1,980,196
Derivative warrant instruments	1,345,328
Offering expenses	160,476
Total gross proceeds	$3,500,000

Common Stock Cancelled

On October 19, 2009, 71,052,626 shares of the Company’s common stock owned by the founding director, were surrendered in exchange for the Company’s interest in a split-off subsidiary, Mystica Candle, Inc., as more fully described in a Form 8-K of the same date filed by the Company with the SEC.  The net assets of the Split-Off Subsidiary were $0 as of October 19, 2009.  Therefore, this transaction was valued at $0.

2009 Equity Incentive Plan

On October 19, 2009, stockholders representing approximately fifty-nine percent (59%) of the Company’s issued and outstanding capital stock executed a written consent in lieu of a meeting and approved the creation of the 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan provides for the issuance of both non-statutory and incentive stock options and other awards to acquire, in the aggregate, up to 5,000,000 shares of the Company’s common stock.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009

(Unaudited)

Stock Option Awards

On December 9, 2009, the Company granted options to purchase (i) 500,000 shares of its Common Stock to a newly appointed director and (i) 50,000 shares of its Common Stock to each of two newly appointed directors. These were granted with an exercise price equal to $0.25 per share.  The options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term.

Stock option activity summary covering options granted to the Company’s employees is presented in the table below:
	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2008	—	—	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at June 30, 2008	—	—	—	—
Granted	600,000	$0.25	9.95	252,000
Exercised	—	—	—	—
Expired / Forfeited	—	—	—	—
Outstanding at December 31, 2009	600,000	$0.25	9.95	$252,000
Exercisable at December 31, 2009	—	$—	—	$—

During the six months ended December 31, 2009, the 600,000 options that were granted had a weighted average grant-date fair value of $0.41 per share.  During the six months ended December 31, 2009, the Company recognized stock-based compensation expense of $5,230 related to stock options.  As of December 31, 2009, there was approximately $243,764 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 2.94 years.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009

(Unaudited)

The fair value of the options granted during the six months ended December 31, 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date	$0.46
Risk-free interest rate (1)	2.89%
Dividend yield	0.00
Volatility factor	133.67%
Weighted average expected life (2)	6.5
Expected forfeiture rate	0%

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

NOTE 8.   FAIR VALUE MEASUREMENTS

As defined in FASB ASC Topic No. 820 – 10 (formerly SFAS 157), fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009

(Unaudited)

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The Company’s valuation models are primarily industry standard models.  Level 3 instruments include derivative warrant instruments.  The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

As required by FASB ASC Topic No. 820 – 10 (formerly SFAS 157), financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes model.

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009:

Fair Value Measurements at December 31, 2009
Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December
Description	(Level 1)	(Level 2)	(Level 3)	31, 2009
Derivative warrant instruments	$-	$-	$1,890,668	$1,890,668
Total	$-	$-	$1,890,668	$1,890,668

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009

(Unaudited)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Beginning balance	$-	$-	$-	$-
Total gains (losses)	(545,340)	-	(545,340)	-
Settlements	-	-	-	-
Additions	(1,345,328)	-	(1,345,328)	-
Transfers	-	-	-	-
Ending balance	$(1,890,668)	$-	$(1,890,668)	$-

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of December 31, 2009 and 2008	$(545,340)	$-	$(545,340)	$-

NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Company signed a binding offer to acquire Next Lithium Corp. ("Next Lithium") on November 24, 2009.  Total consideration for the acquisition is expected to comprise of 4,000,000 shares of the Company’s common stock and is expected to close on or around late February 2010.  Next Lithium owns options to acquire 100% interests in the BSV Placer, CSV Placer, LM Placer and MW Placer Mineral Claims, comprising approximately 75,000 acres in total of lithium brine mineral properties located in Big Smokey Valley near Tonopah, Nevada.

The Company also signed a binding offer to acquire Puna Lithium Corporation ("Puna") on November 25, 2009.  Total consideration for the acquisition is expected to comprise of 16,000,000 shares of the Company’s common stock and is expected to close on or around late February 2010.  Puna owns an option to acquire up to an aggregate eighty percent (80%) interest in 123,000 acres of prime Chilean salar ground located across 9 Chilean salars, including the producing Salar de Atacama. Puna also owns an option to acquire up to eighty five percent (85%) of 90,000 acres of salar property in Argentina, in the Centenario, Rincon, Pocitos and Cauchari salars.

LI3 ENERGY, INC.
(FORMERLY NANODYNAMICS HOLDINGS INC.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated all events subsequent to December 31, 2009 through the date of this filing and determined that there were no events requiring disclosure.

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

Background and Recent Developments

We were incorporated on June 24, 2005. We were originally in the business of manufacturing, marketing and distributing soy-blend scented candles and oils but we could not continue with those business operations because of a lack of financial results and resources.  We have redirected our focus, therefore, towards identifying and pursuing options regarding the development of a new business plan and direction.

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

On October 19, 2009, we changed our name to Li3 Energy, Inc., to reflect our plans to focus our business strategy on the energy sector and related lithium mining opportunities in North and South America.  On that date, we took the following additional steps in furtherance of our new business pursuit:

•	David Rector resigned from his position as our Chief Executive Officer (“CEO”). Mr. Rector remains our President, Treasurer, Secretary and a director;

•
We appointed Luis F. Saenz as our CEO and as a member of our Board of Directors (the “Board”). As compensation for services to be rendered to us, our Board approved the issuance, as of October 19, 2009, of 1,500,000 shares of our common stock, on a post-forward stock split basis (discussed below), to Mr. Saenz;

•
Our Board of Directors declared a 15.625 for 1 forward stock split in the form of a dividend.  The record date for this stock dividend was November 6, 2009, and the payment and effective date is November 16, 2009; and

•
Stockholders representing approximately fifty-nine percent (59%) of our issued and outstanding capital stock approved by written consent the creation of our 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan provides for the issuance of both non-statutory and incentive stock options and other awards to acquire in the aggregate up to 5,000,000 shares (calculated on a post-forward stock split basis) of our common stock.

Since October 2009, we have taken the following additional steps in the development of our new business plan:

•	Completed the split-off of our discontinued legacy business to our founding (and former) stockholder.

•	Initiated activities to establish and organize our operating presence in South America and, to that end, opened and began staffing our executive office in Lima, Peru;

•
Signed a binding offer to acquire Next Lithium Corp. ("Next Lithium") on November 24, 2009.  Next Lithium owns options to acquire 100% interests in the BSV Placer, CSV Placer, LM Placer and MW Placer Mineral Claims, comprising approximately 75,000 acres in total of lithium brine mineral properties located in Big Smokey Valley near Tonopah, Nevada.

•
Signed a binding offer to acquire Puna Lithium Corporation ("Puna") on November 25, 2009.  Puna owns an option to acquire up to an aggregate eighty percent (80%) interest in 123,000 acres of prime Chilean salar ground located across 9 Chilean salars, including the producing Salar de Atacama. Puna also owns an option to acquire up to eighty five percent (85%) of 90,000 acres of salar property in Argentina, in the Centenario, Rincon, Pocitos and Cauchari salars.

•	Appointed Kjeld Thygesen, Anthony Hawkshaw, and Douglas Perkins as members of our Board of Directors effective December 10, 2009;

•	Engaged Rojas & Asociados as project manager for our planned exploration programs in South America, in January 2010.

•	Appointed Eric E. Marin as our Interim Chief Financial Officer as of January 13, 2010. Mr. Rector resigned as our Chief Financial Officer as of that date;

•	Engaged GBH CPAs, PC in January 2010 to serve as our new independent registered public accountants; and

•	Have begun identifying and investigating additional lithium mining investment opportunities in North and South America.

Private Placement

On November 10, 2009, we completed an initial closing (the “Initial Closing”) of a private placement (the “2009 Private Placement”) of units (the “Units”) of our securities at a price of $0.25 per Unit.  Each Unit consisted of one share of our common stock, a five-year warrant to purchase one-half of one share of our common stock at $0.50 per whole share, and a five-year warrant to purchase one-half of one share of our common stock at $1.00 per whole share.  In the Initial Closing, we sold 6,400,000 Units for an aggregate of $1,600,000.

We conducted additional closings of the Private Placement on November 12, 2009, closing on the sale of 2,120,000 Units for an aggregate of $530,000, on November 17, 2009, closing on 1,820,000 Units for an aggregate of $455,000, on December 15, 2009, closing on 1,900,000 Units for an aggregate of $475,000, and on December 23, 2009, closing on 1,760,000 Units for an aggregate of $440,000.  In total, the Company sold 14,000,000 Units in the Private Placement for gross proceeds of $3,500,000.

The Private Placement was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act.

Results of Operations

Three Months Ended December 31, 2009 Compared with Three Months Ended December 31, 2008

Revenues

We are still in our exploration stage and have generated no revenues to date.

Operating Expenses

We incurred general and administrative expenses of $702,653 and $9,693 for the three months ended December 31, 2009 and 2008, respectively. These expenses mainly consisted of consultancy fees, travel expenses, and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  The increase of $692,960 from the 2008 to the 2009 three month periods was due as a result of the ramping up of our business, expenditures incurred in connection with our review and analysis of prospective mining operation investment opportunities, and hiring by the Company of a consultant, travel expenses incurred mainly during the months of November and December 2009, and an increase of legal and professional fees incurred in connection with the ramping up of our business.

Other Income (Expense)

Other income (expense) for the three months ended December 31, 2009, was $(545,522) compared to other income (expense) of $(991) for the three months ended December 31, 2008. Interest income in the amount of $1,748 was earned on our cash deposits resulting from our 2009 Private Placement for the three months ended December 31, 2009 as compared to $11 during the three months ended December 31, 2008. Interest expense amounted to $1,930 during the three months ended December 31, 2008 as compared to $1,002 during the three months ended December 31, 2008, and were incurred in connection with interest bearing notes that we sold to finance our short term working capital needs.   Also, during the three months ended December 31, 2009, we recognized an unrealized loss from the increase in the fair value of the derivative liability related to our outstanding warrant instruments of $545,340.

Net Loss

Our net loss for the three months ended December 31, 2009 was $1,248,175.  Net loss for the three months ended December 31, 2008 was $10,684.

Six Months Ended December 31, 2009 Compared with Six Months Ended December 31, 2008

Revenues

We are still in our exploration stage and have generated no revenues to date.

Operating Expenses

We incurred general and administrative expenses of $717,418 and $25,853 for the six months ended December 31, 2009 and 2008, respectively. These expenses mainly consisted of consultancy fees, travel expenses, and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  The increase of $691,565 from the 2008 to the 2009 three month periods was due as a result of the ramping up of our business, expenditures incurred in connection with our review and analysis of prospective mining operation investment opportunities, and hiring by the Company of a consultant, travel expenses incurred mainly during the months of November and December 2009, and an increase of legal and professional fees incurred in connection with the ramping up of our business.

Other Income (Expense)

Other income (expense) for the six months ended December 31, 2009, was $(547,479) compared to other income (expense) of $(1,989) for the six months ended December 31, 2008. Interest income in the amount of $1,749 was earned on our cash deposits resulting from our 2009 Private Placement for the six months ended December 31, 2009 as compared to $13 during the six months ended December 31, 2008. Interest expense amounted to $3,888 during the six months ended December 31, 2009 as compared to $2,002 during the six months ended December 31, 2008, and were incurred in connection with interest bearing notes that we sold to finance our short term working capital needs.   Also, during the six months ended December 31, 2009, we recognized an unrealized loss from the increase in the fair value of the derivative liability related to our outstanding warrant instruments of $545,340.

Net Loss

Our net losses for six months ended December 31, 2009 and 2008 were $1,264,897 and $27,842, respectively.

Liquidity and Capital Resources and Plan of Operation

Overview

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been debt and proceeds from the sale of Units in the 2009 Private Placement. Although we have begun discussions regarding the acquisition of certain lithium mining properties, any of such properties that we may acquire will require exploration and development that could take years to complete before they begin to generate revenues.  There can be no assurances that we will be successful in acquiring such properties or that if we do complete acquisitions, properties acquired will be successfully developed to the revenue producing stage.  If we are not successful in our proposed lithium mining operations, our business, results of operations, liquidity and financial condition will suffer materially.

Various factors outside of our control, including the price of lithium, overall market and economic conditions, the downturn and volatility in the US equity markets and the trading price of our common stock may limit our ability to raise the capital needed to execute our plan of operations. We recognize that the US economy is currently experiencing a period of uncertainty and that the capital markets have been depressed from recent levels. These or other factors could adversely affect our ability to raise additional capital. As a result of an inability to raise additional capital, our short-term or long-term liquidity and our ability to execute our plan of operations could be significantly impaired.

Through December 23, 2009, we have raised gross proceeds of $3,500,000 from the sale of our Units in our 2009 Private Placement.  We will apply the net proceeds from the 2009 Private Placement towards the implementation of our business development plan and for general working capital purposes.  We expect to acquire additional capital to execute development plans for any lithium mining property that we are successful in acquiring.  We would plan to raise that capital through additional sales of equity or debt securities later in 2010. There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs. If we are unable to obtain this financing, we may not be able to proceed with our development plans or meet our ongoing operational working capital needs.

As of December 31, 2009, we had a working capital surplus of $1,104,723 as compared to a working capital deficit of $94,055 as of June 30, 2009. The creation of our working capital surplus was directly attributable to our successful completion of the 2009 Private Placement. Our current assets increased by $3,144,683 for the period ended December 31, 2009, as compared to the period ended June 30, 2009. This increase in current assets was also attributable to the 2009 Private Placement.

Cash and Accounts Receivable

At December 31, 2009, we had cash and cash equivalents in the bank of $3,154,386, as compared to $9,703 at June 30, 2009.  Cash increased by $3,144,683 to $3,154,386 at December 31, 2009 compared to June 30, 2009 primarily due to the 2009 Private Placement.

Liabilities

Accounts payable and accrued expenses increased by $55,237 to $63,995 at December 31, 2009, from $8,758 at June 30, 2009. The increase was attributable to the additional legal and professional fees associated with the ramping up of our business and costs related to the 2009 Private Placement.

Cash Flows

For the six months ended December 31, 2009, the net cash used by operating activities of $194,840 reflected working capital requirements to fund operating, general and administrative activities and our 2009 Private Placement.  The net cash used by operating activities was $24,669 for the six months ended December 31, 2008.

For the six months ended December 31, 2009, net cash provided by financing activities was $3,339,523, compared to net cash used by financing activities of $0 for the six months ended December 31, 2008, primarily due to the net proceeds received from completion of the 2009 Private Placement for the six months ended December 31, 2009 to fund ongoing operations.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors through December 10, 2009, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes primarily due to limited financial accounting staff resources. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have increased our personnel resources and technical accounting expertise within the accounting function by hiring an independent consulting firm to assist us in the preparation of our financial statements and a new, experienced interim Chief Financial officer, and, as a result of these hires, we expect to be able to create a segregation of duties consistent with control objectives. We have appointed three outside directors to our board of directors and expect to appoint at least one additional outside director during the first quarter of 2010.  We expect to establish a fully functioning audit committee made up of outside directors, including an “audit committee financial expert,” which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

We anticipate that these additional initiatives will be at least partially, if not fully, implemented by June 30, 2010, the end of our current fiscal year.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See “Private Placement” above.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment to Articles of Incorporation of the Registrant dated October 19, 2009 (1)
4.1	Form of Investor A Warrant of the Registrant, issued in connection with the initial closing of a private placement unit offering by the Registrant (1)
4.2	Form of Investor B Warrant of the Registrant, issued in connection with the initial closing of a private placement unit offering by the Registrant completed in September 2008 (1)
10.1	Registrant’s 2009 Stock Incentive Plan adopted October 19, 2009 (1)
10.2	Form of Stock Option Agreement under the Registrant’s 2009 Equity Incentive Plan (1)
10.3	Form of unit offering Subscription Agreement (1)
31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 16, 2009.

In reviewing the agreements included (or incorporated by reference) as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Date: February 16, 2010	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Name: Luis F. Saenz
Title: Principal Executive Officer

	By:	/s/ Eric E. Marin
Name: Eric E. Marin
Title: Interim Principal Financial Officer