Form 10-Q
period 2010-03-31
Li3 Energy, Inc.
filed 2010-05-18
CIK 1334699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-127703

LI3 ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3061907
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Av. Pardo y Aliaga 699 Of. 802
San Isidro, Lima, Peru
 (Address of principal executive offices)

+ (51) 1-212-1880
(Registrant’s telephone number, including area code)

N.A.
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐ No ☒

As of May 17, 2010, there were 70,625,095 shares of the registrant’s common stock outstanding.

LI3 ENERGY, INC.

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify appropriate corporate acquisition and/or joint venture opportunities in the lithium mining sector, our ability to establish technical and managerial infrastructure, our ability to raise the required capital to take advantage of and successfully participate in such opportunities, and future economic conditions, political stability and lithium prices. Descriptions of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appear in the section captioned “Risk Factors” in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2010.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	March 31, 2010	June 30, 2009
Assets
Current Assets:
Cash	$635,003	$9,703
Other receivable	42,178	-
Prepaid expenses and advances	344,197	-
Total current assets	1,021,378	9,703
Mineral rights	4,201,607	-
Property and equipment, net of accumulated depreciation of $14,274 and $11,350, respectively	4,921	7,845
Total non- current assets	4,206,528	7,845
Total assets	$5,227,906	$17,548

Liabilities & Stockholders' Deficit
Current Liabilities:
Accounts payable	$319,692	$3,921
Accrued expenses	10,627	4,837
Payable to related party	15,346	-
Loans payable	95,000	95,000
Derivative liabilities - warrant instruments	5,910,747	-
Total current liabilities	6,351,412	103,758
Commitments and contingencies
Stockholders' Deficit:
Preferred stock, ($0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding) as of March 31, 2010 and June 30, 2009	-	-
Common stock, ($0.001 par value, 290,000,000 shares authorized; 70,625,095 and 121,052,721 shares issued and outstanding) as of March 31, 2010 and June 30, 2009, respectively	70,625	121,052
Additional paid-in capital	6,507,816	(13,552)
Deficit accumulated during exploration stage	(7,701,947)	(193,710)
Total stockholders' deficit	(1,123,506)	(86,210)
Total liabilities and stockholders' deficit	$5,227,906	$17,548

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					June 24, 2005
					(inception)
	Three Months Ended		Nine Months Ended		through
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$2,278

Cost of goods sold	-	-	-	-	1,182

Gross profit	-	-	-	-	1,096

Operating expenses:
Inventory write off	-	-	-	-	1,469
Exploration expenses	506,423	-	506,423	-	506,423
General and administrative expenses	1,717,504	27,453	2,434,922	53,306	2,623,433
Total operating expenses:	2,223,927	27,453	2,941,345	53,306	3,131,325

Other income (expense):
Unrealized loss on fair value of derivative instruments	(4,020,079)	-	(4,565,419)	-	(4,565,419)
Interest income	2,568	-	4,317	13	4,328
Interest expense	(1,902)	(1,000)	(5,790)	(3,002)	(10,627)

Net loss	$(6,243,340)	$(28,453)	$(7,508,237)	$(56,295)	$(7,701,947)

Basic and diluted loss per share	$(0.09)	$(0.00)	$(0.09)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	67,273,704	121,052,721	86,822,781	121,052,721

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
From June 24, 2005 (Inception) through March 31, 2010
 (Unaudited)

					Deficit
					Accumulated
				Additional	During
		Common Stock		Paid-In	Exploration
		Shares	Amount	Capital	Stage	Total

Balance at June 24, 2005 (Inception)		-	$-	$-	$-	$-

Stock issued for cash on June 24, 2005 at $0.000105 per share	*	35,526,336	35,526	(31,776)	-	3,750
Stock issued for cash on June 24, 2005 at $0.000105 per share	*	35,526,336	35,526	(31,776)	-	3,750
Net loss, period ended June 30, 2005		-	-	-	-	-
Balance, June 30, 2005		71,052,672	71,052	(63,552)	-	7,500

Stock issued for cash on March 14, 2006 at $0.001056 per share	*	47,368,454	47,368	2,632	-	50,000
Net loss, year ended June 30, 2006		-	-	-	(14,068)	(14,068)
Balance, June 30, 2006		118,421,126	118,420	(60,920)	(14,068)	43,432

Net loss, year ended June 30, 2007		-	-	-	(16,081)	(16,081)
Balance, June 30, 2007		118,421,126	118,420	(60,920)	(30,149)	27,351

Stock issued for cash on February 7, 2008 at $.019 per share	*	2,631,595	2,632	47,368	-	50,000
Net loss, year ended June 30, 2008		-	-	-	(95,656)	(95,656)
Balance, June 30, 2008		121,052,721	121,052	(13,552)	(125,805)	(18,305)

Net loss, year ended June 30, 2009		-	-	-	(67,905)	(67,905)
Balance, June 30, 2009		121,052,721	121,052	(13,552)	(193,710)	(86,210)

October 2009, cancellation of former officer's shares		(71,052,626)	(71,052)	71,052	-	-
October 2009, stock issued to the chief executive officer for services at $0.0032 per share		1,500,000	1,500	3,300	-	4,800
November 10, 2009, common stock sold in private placement offering at $.25 per share, less offering cost totaling $42,392		6,400,000	6,400	1,018,222	-	1,024,622

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

November 12, 2009, common stock sold in private placement offering at $.25 per unit, less offering cost totaling $5,350	2,120,000	2,120	299,447	-	301,567
November 17, 2009, common stock sold in private placement offering at $.25 per unit, less offering cost totaling $31,243	1,820,000	1,820	234,944	-	236,764
December 15, 2009, common stock sold in private placement offering at $.25 per unit, less offering cost totaling $4,859	1,900,000	1,900	260,222	-	262,122
December 23, 2009, common stock sold in private placement offering at $.25 per unit, less offering cost totaling $76,632	1,760,000	1,760	167,361	-	169,121
December 2009, stock issued to a consultant for services at $0.61 per share	750,000	750	456,750	-	457,500
February 2010, stock issued to a consultant for services at $0.93 per share	375,000	375	348,375	-	348,750
March 12, 2010, stock issued for acquisition of mineral rights at $0.91 per share	4,000,000	4,000	3,636,000	-	3,640,000
Amortization of stock-based compensation	-	-	25,695	-	25,695
Net loss, period ended March 31, 2010	-	-	-	(7,508,237)	(7,508,237)
Balance, March 31, 2010	70,625,095	$70,625	$6,507,816	$(7,701,947)	$(1,123,506)

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended	Nine Months Ended	June 24, 2005 (inception) through
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss	$(7,508,237)	$(56,295)	$(7,701,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,924	2,925	14,579
Stock-based compensation	836,745	-	836,745
Unrealized loss on fair value of derivative instruments	4,565,419	-	4,565,419
Write off inventory	-	-	1,469
Changes in operating assets and liabilities:
Increase in other receivable	(42,178)	-	(42,178)
Increase in inventory	-	-	(1,469)
Increase in prepaid expenses and advances	(344,197)	(3)	(344,197)
Increase in accounts payable	240,771	25,702	244,692
Increase in accrued expenses	5,790	3,002	10,627
Increase in payable to related party	15,346	-	15,346
Net cash used in operating activities	(2,227,617)	(24,669)	(2,400,914)

Cash Flows from Investing Activities
Acquisition of mineral rights	(486,607)	-	(486,607)
Acquisition of equipment	-	-	(9,500)
Increase in leasehold improvement	-	-	(10,000)
Net cash used in investing activities	(486,607)	-	(506,107)

Cash Flows from Financing Activities
Increase in loans payable	-	-	95,000
Proceeds from issuance of common stock, net of offering costs	3,339,524	-	3,447,024
Net cash provided by financing activities	3,339,524	-	3,542,024

Net increase (decrease) in cash	625,300	(24,669)	635,003

Cash at beginning of period	9,703	24,800	-

Cash at end of period	$635,003	$131	$635,003

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
Non-cash financing transactions:
Common stock cancelled	$71,052	$-	$71,052
Issuance of common stock for acquisition of mineral rights	$3,640,000	$-	$3,640,000
Fair value of derivative instruments in private offering	$1,345,328	$-	$1,345,328

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the quarterly period ended March 31, 2010
 (Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Li3 Energy, Inc. (“Li3 Energy” or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2005. The Company’s principal products have been soy-blend wax candles (the “Legacy Business”). Recently, however, the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the energy sector and related lithium mining in North and South America. The Company is in the exploration stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (formerly Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”). Its activities to date have been limited to capital formation, organization, and development of its business, including acquisition of mineral assets.

On October 19, 2009, the Company amended its articles of incorporation with the Secretary of the State of Nevada, pursuant to which we changed our name from NanoDynamics Holdings, Inc. to Li3 Energy, Inc., to reflect our plans to focus on our business strategy on the energy sector and related lithium mining opportunities in North and South America.

On November 6, 2009, the Company formed Li3 Energy Peru SRL, a wholly owned subsidiary in Peru, to explore mining opportunities in Peru and in South America.

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

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the quarterly period ended March 31, 2010
 (Unaudited)

a. Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Li3 Energy Peru SRL, the Company’s wholly-owned subsidiary, after the elimination of significant intercompany accounts and transactions.

b. Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2010, the Company had cash deposits of approximately $628,170 in a single account at a U.S. bank, which is $378,170 in excess of the FDIC’s $250,000 current insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

c. Property and Equipment

Property and equipment are stated at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives ranging from 3 to 7 years.

d. Mineral Exploration and Development Costs

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

e. Income Taxes

Income taxes are provided in accordance with FASB ASC Topic No. 740 (formerly SFAS No. 109, “Accounting for Income Taxes”). A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the quarterly period ended March 31, 2010
 (Unaudited)

f. Share-based Payments

The Company determines the fair value of stock option awards granted to employees in accordance with FASB ASC Topic No. 718 – 10 (formerly SFAS No. 123(R), “Share-Based Payments”) and to non-employees in accordance with FASB ASC Topic No. 505 – 50 (formerly EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”).

g. Earnings (Loss) per Share

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

i. Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 ” (“SFAS 168”). The FASB Accounting Standards Codification, (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 in the third calendar quarter of its 2010 fiscal year, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

Effective January 1, 2009, the Company adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock). The adoption of FASB ASC Topic No. 815 – 40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity and, instead, will be treated as a liability with subsquent changes in value recorded in the income statement. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluates whether warrants or convertible instruments contain provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective debt, warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the quarterly period ended March 31, 2010
 (Unaudited)

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has no sources of recurring revenue and has generated net losses of $7,701,947 and negative cash flows from operations of $2,400,914 during the period from June 24, 2005 (inception) through March 31, 2010.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until such time as it can generate sources of recurring revenues and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. MINERAL RIGHTS

Peru Acquisition

On February 23, 2010, Li3 Energy, Inc. (“Li3 Energy” or the “Company”) acquired, through a new wholly owned subsidiary, Li3 Energy Peru SRL, 100% of the assets of the Loriscota, Suches and Vizcachas Projects (the “Projects”) located respectively in the Provinces of Puno, Tacna and Moquegua, Peru. The assets consist solely of undeveloped mineral rights. The aggregate purchase price for the assets was $50,000 which was paid in cash.

Nevada Acquisition

On March 12, 2010, pursuant to an Asset Purchase Agreement (the “Nevada APA”) by and among the Company, Next Lithium Corp., an Ontario corporation, and Next Lithium (Nevada) Corp., a Nevada corporation (together, “Next Lithium”), the Company acquired all of Next Lithium’s interests in and rights under (a) an agreement dated October 30, 2009 (the “CSV, LM and MW Option Agreement”), pursuant to which GeoXplor Corp., a Nevada corporation (“GeoXplor”), granted to Next Lithium the sole, exclusive and irrevocable right and option (the “CSV, LM and MW Option”), exercisable in the manner described below, to acquire a 100% beneficial interest in the associated placer mining claims known as the CSV Placer Mineral Claims, LM Placer Mineral Claims and MW Placer Mineral Claims; and (b) an agreement dated October 30, 2009 (the “BSV Option Agreement,” and, together with the CSV, LM and MW Option Agreement, the “Option Agreements”), pursuant to which GeoXplor granted to Next Lithium the sole, exclusive and irrevocable right and option (the “BSV Option,” and, together with the CSV, LM and MW Option, the “Nevada Options”), exercisable in the manner described below, to acquire a 100% beneficial interest in the associated placer mining claims known as the BSV Placer Mineral Claims; as well as all associated rights and records.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the quarterly period ended March 31, 2010
 (Unaudited)

The CSV Placer Mineral Claims, LM Placer Mineral Claims, MW Placer Mineral Claims and BSV Placer Mineral Claims (the “Nevada Claims”) cover up to approximately 60,600 acres in Big Smokey Valley near Tonopah in west central Nevada.

Under the terms of the Nevada APA, the Company acquired the Nevada Options and associated rights in exchange for 4,000,000 shares of our common stock valued at $3,640,000 on the date of acquisition. The Nevada APA contains customary representations, warranties and indemnifications by Next Lithium. 2,500,000 of these shares of the Company’s common stock will be held in escrow for one year against any indemnifiable liabilities that may arise. These 2,500,000 shares held in escrow were issued and outstanding as of March 31, 2010.

Under the CSV, LM and MW Option Agreement, as amended, the Company paid GeoXplor $311,607 on the closing of the acquisition under the Nevada APA, subject to a $50,000 hold back for a period of 12 months, conditioned on registration of all of the CSV Placer Mineral Claims, LM Placer Mineral Claims and MW Placer Mineral Claims. For each such claim (other than certain claims that are lode claims and certain claims that are on land withdrawn by the Secretary of the Interior for a solar energy study area) that is unable to be registered for any reason prior to the end of such period, $500 will be forfeited by GeoXplor out of the $50,000 hold back. In addition, on the closing of the acquisition under the Nevada APA, Next Lithium assigned to GeoXplor 500,000 of the restricted shares of the Company’s common stock received by Next Lithium under the Nevada APA.

Upon the Company's becoming the owner of a 100% interest in the CSV Placer Mineral Claims, LM Placer Mineral Claims and MW Placer Mineral Claims, in accordance with the CSV, LM and MW Option Agreement, the Company will pay Geoxplor a 3.0% net smelter return royalty on the proceeds from production of all ores, minerals, metals, concentrates and mineral resources (an "NSR") derived from mining operations on the related properties. The Company may, at any time after the date of grant of the NSR and up to the date of commencement of commercial production on such properties, purchase all or any portion of such NSR from Geoxplor for $3 million or the applicable portion thereof.

Similarly, upon the Company's becoming the owner of a 100% interest in the BSV Placer Mineral Claims, in accordance with the BSV Option Agreement, the Company will pay Geoxplor a 3.0% NSR derived from mining operations on the related properties. The Company may, at any time after the date of grant of the NSR and up to the date of commencement of commercial production on such properties, purchase all or any portion of such NSR from Geoxplor for $3 million or the applicable portion thereof.

Under the BSV Option Agreement, as amended, the Company must pay to GeoXplor $100,000 on July 29, 2010. In addition, on the closing of the acquisition under the Nevada APA, Next Lithium assigned to GeoXplor 1,000,000 of the restricted shares of the Company’s common stock received by Next Lithium under the Nevada APA.

Furthermore, under the BSV Option Agreement, as amended, the Company must pay to GeoXplor $75,000 on October 30, 2010 and $75,000 on April 30, 2011. In addition, the Company agreed to spend a minimum of $500,000 by October 30, 2010, an additional $750,000 by October 30, 2011 and an additional $750,000 by October 30, 2012, on exploration, development, reclamation and related work on the BSV Placer Mineral Claims.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the quarterly period ended March 31, 2010
 (Unaudited)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2010	June 30, 2009
Leasehold improvement and equipment	$19,195	$19,195
Less: Accumulated depreciation	(14,274)	(11,350)
Net property and equipment	$4,921	$7,845

Depreciation expense for the nine-month period ending March 31, 2010 and 2009 were $2,924 and $2,925, respectively.

NOTE 6. PAYABLE TO RELATED PARTY

Starting in November 2009, Li3 Energy started utilizing the administrative personnel and office space of a company, with an office located in Lima, Peru in which the Li3 Energy’s chief executive officer and interim financial officer function in the same capacities (“related party company”). As such, certain net common costs initially paid by the related party company for the nine months ended March 31, 2010 and 2009, were allocable to Li3 Energy, as follows:

	Nine Months Ended March 31,
	2010	2009
Administrative salaries	$5,100	$-
Utilities and maintenance expenses	12,203	-
	$17,303	$-

During the three months ended March 31, 2010, the Li3 Energy paid $1,957 to the related party company. As of March 31, 2010, the related payable due to the related party company arising from these net common costs amounting to $15,346 is shown as Payable to related party in the consolidated balance sheet.

NOTE 7. LOANS PAYABLE

The Company issued a $50,000 unsecured Promissory Note dated June 5, 2008 (the”Note”) to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such Note allow for prepayment of the principal and accrued interest any time without penalty. The interest rate is 8% per annum and the maturity date is May 2010. The total interest accrued at March 31, 2010 is $7,301.

The Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) dated April 30, 2009, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due on November 8, 2010 to Milestone. The Convertible Note is convertible pursuant to terms to be mutually determined by the Company and Milestone. The total interest accrued at March 31, 2010 is $3,326.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the quarterly period ended March 31, 2010
 (Unaudited)

NOTE 8. DERIVATIVE LIABILITIES

The Company determined that warrants to purchase a total of 14,203,000 shares of common stock issued in the 2009 Unit Offering contained provisions that protect holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these 2009 Unit Offering warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. The Company measured the fair value of these instruments as of March 31, 2010, and recorded $4,020,079 and $4,565,419 unrealized loss to the statement of operations for the three and nine months ended March 31, 2010. The Company determined the fair values of these securities using a lattice valuation model.

Activity for derivative warrant instruments during the nine months ended March 31, 2010 was as follows:

	Balance at June 30, 2009	Initial valuation of derivative liabilities upon issuance of new warrants during the period	Increase (Decrease) in Fair Value of Derivative Liability	Balance at March 31, 2010
Derivative warrant instruments	$—	$1,345,328	$4,565,419	$5,910,747
	$—	$1,345,328	$4,565,419	$5,910,747

The fair value of the derivative warrant instruments is estimated using the lattice valuation model with the following assumptions as of March 31, 2010:

Common stock issuable upon exercise of warrants	14,203,000
Estimated market value of common stock on measurement date (1)	$0.43
Exercise price	$0.50 - $1.00
Risk free interest rate (2)	0.29%
Warrant lives in years	4.86 – 4.98
Expected volatility (3)	149.06%
Expected dividend yield (4)	None
Probability of reset to conversion price (5)	25%

(1)
The estimated market value of the stock is measured each period end and is based on a calculation by management after consideration of price per share received in private offerings and reported public market prices.

(2)	The risk-free interest rate was determined by management using the 3 month LIBOR rate .

(3)
The volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region, because the Company does not have adequate trading history to determine its historical volatility.

(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

(5)	This represents management’s estimate of the probability that the Company will issue stock at a price lower than the warrants’ exercise price.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the quarterly period ended March 31, 2010
 (Unaudited)

NOTE 9. STOCKHOLDERS’ EQUITY

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

Common Stock issued for services

On October 19, 2009, the Company’ Board of Directors authorized the issuance of 1,500,000 shares of its common stock to its Chief Executive Officer as compensation for services to be rendered to the Company. Management determined the fair value of the stock issued to the Chief Executive Officer at $0.0032 per share based on the stock price on October 19, 2009. Accordingly, stock-based compensation expense of $4,800 was recognized in the accompanying statements of operations for the nine months ended March 31, 2010.

On December 22, 2009, the Company’ Board of Directors authorized the issuance of 750,000 shares of its common stock in exchange for consulting services. The transaction was valued in accordance with FASB ASC Topic No. 505 – 50 (formerly EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”). Management determined the fair value of the stock issued to the consultant to be $0.61 per share based on the stock price on December 22, 2009. Accordingly, stock-based compensation expense of $457,500 was recognized in the accompanying statements of operations for the nine months ended March 31, 2010.

In February 2010, the Company’ Board of Directors authorized the issuance of 375,000 shares of its common stock in exchange for consulting services. The transaction was valued in accordance with FASB ASC Topic No. 505 – 50 (formerly EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”). Management determined the fair value of the stock issued to the consultant to be $0.93 per share based on the stock price on February 16, 2010. Accordingly, stock-based compensation expense of $348,750 was recognized in the accompanying statements of operations for the three and nine months ended March 31, 2010.

Common Stock issued for acquisition of mineral rights

On March 12, 2010, the Company’ Board of Directors authorized the issuance of 4,000,000 shares of its common stock in as part of its acquisition of mineral rights from Next Lithium (see Note 4). Management determined the fair value of the stock issued to be $0.91 per share based on the stock price on that date for a total of $3,640,000.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the quarterly period ended March 31, 2010
 (Unaudited)

Common Stock sales

On June 24, 2005, the Company issued 35,526,336 (after giving effect to the common stock splits) shares of common stock to a director for cash valued at $0.0001 per share for total consideration of $3,750.

On June 24, 2005, the Company issued 35,526,336 (after giving effect to the common stock splits) shares of common stock to a director for cash valued at $0.0001 per share for total consideration of $3,750.

On March 14, 2006, the Company issued 47,368,454 shares of common stock for cash valued at $0.001 per share for total consideration of $50,000.

On February 7, 2008, the Company issued 2,631,595 shares of common stock for cash valued at $0.019 per share for a total consideration of $50,000.

On October 19, 2009, the Board of Directors authorized the Company to offer up to a maximum of 16,000,000 units (the “2009 Unit Offering”) at an offering price of $0.25 per Unit. Each Unit consisted of (i) one share of the Company’s common stock, par value $0.001 per share (“Common Stock ”), (ii) a warrant representing the right to purchase one-half of one (0.5) share of Common Stock, exercisable for a period of five years at an exercise price of $0.50 per whole share (the “A Warrant ”), and (iii) a warrant representing the right to purchase one-half of one (0.5) share of Common Stock, exercisable for a period of five years at an exercise price of $1.00 per whole share (the “B Warrant ,” and together with the A Warrant, the “Warrants”). On November 10, 2009 (“Initial Closing’), the Company sold 6,400,000 Units for total proceeds to the Company of $1,600,000 ($1,557,608 net after offering expenses), and warrants to purchase 6,400,000 shares of Common Stock. The Company offered the Units directly and through finders (the “Finders”).

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

The Company determined that warrants to purchase a total of 14,203,000 shares of common stock issued in the 2009 Unit Offering contained provisions that protect holders from declines in the Company’s stock price that could result in modification of the exercise price under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 - 15. As a result, these warrants are not indexed to the Company’s own stock. At the Initial Closing, Second Closing, Third Closing, Fourth Closing, and Final Closing of the 2009 Unit Offering, the fair value of these warrants was determined to be approximately $532,986, $223,083, $186,993, $208,019 and $194,247, respectively, which were recorded as a derivative liability and as a reduction in Additional Paid-in Capital at the time of issuance.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the quarterly period ended March 31, 2010
 (Unaudited)

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

A summary of stock option activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value at March 31, 2010
Outstanding at June 30, 2008	—	—	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at June 30, 2009	—	—	—	—
Granted	600,000	$0.25	9.70	390,000
Exercised	—	—	—	—
Expired / Forfeited	—	—	—	—
Outstanding at March 31, 2010	600,000	$0.25	9.70	$390,000
Exercisable at March 31, 2010	—	$—	—	$—

Warrants

Summary information regarding common stock warrants issued and outstanding as of March 31, 2010 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at year ended June 30, 2009	-	$-

Issued	14,203,000	0.75
Exercised	-	-
Cancelled	-	-
Expired	-	-
Outstanding at March 31, 2010	14,203,000	$0.75

Warrants outstanding and exercisable as of March 31, 2010

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.50	3,200,0000	4.61 years	3,200,0000
$1.00	3,200,0000	4.61 years	3,200,0000
$0.50	1,060,000	4.62 years	1,060,000
$1.00	1,060,000	4.62 years	1,060,000
$0.50	910,000	4.63 years	910,000
$1.00	910,000	4.63 years	910,000
$0.50	1,006,000	4.71 years	1,006,000
$1.00	1,006,000	4.71 years	1,006,000
$0.50	925,500	4.73 years	925,500
$1.00	925,500	4.73 years	925,500
	14,203,000		14,203,000

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the quarterly period ended March 31, 2010
 (Unaudited)

During the nine months ended March 31, 2010, the 600,000 options that were granted had a weighted average grant-date fair value of $0.41 per share. During the nine months ended March 31, 2010, the Company recognized stock-based compensation expense of $25,695 related to stock options. As of March 31, 2010, there was approximately $223,299 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 2.69 years.

The fair value of the options granted during the nine months ended March 31, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date	$0.46	(1)
Risk-free interest rate (1)	2.89%	%
Dividend yield	0.00%
Volatility factor	133.67%	%
Weighted average expected life (2)	6.5	years (2)
Expected forfeiture rate	0%	%%

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

NOTE 10. FAIR VALUE MEASUREMENTS

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

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the quarterly period ended March 31, 2010
 (Unaudited)

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

As required by FASB ASC Topic No. 820 – 10 (formerly SFAS 157), financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using the lattice valuation model (see Note 8).

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010:

	Fair Value Measurements at March 31, 2010
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 31, 2010
Derivative warrant instruments	$-	$-	$5,910,747	$5,910,747
Total	$-	$-	$5,910,747	$5,910,747

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the quarterly period ended March 31, 2010
 (Unaudited)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Beginning balance	$(1,890,668)	$-	$-	$-
Total gains (losses)	(4,020,079)	-	(4,565,419)	-
Settlements	-	-	-	-
Additions	-	-	(1,345,328)	-
Transfers	-	-	-	-
Ending balance	$(5,910,747)	$-	$(5,910,747)	$-

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of March 31, 2010 and 2009	$(4,020,079)	$-	$(4,565,419)	$-

NOTE 11. COMMITMENTS AND CONTINGENCIES

Puna Lithium

Pursuant to an Assignment Agreement dated as of March 12, 2010 (the “Assignment Agreement”), the Company will purchase all of Puna Lithium Corporation (“Puna”)’s interests in and rights under a letter of intent dated November 23, 2009, as amended (the “Letter of Intent”), entered into by and among Puna, Lacus Minerals S.A., an Argentinean corporation ("Lacus"), and the shareholders of Noto Energy S.A. ("Noto" and “Noto Shareholders,” as applicable). Puna owns an option to acquire up to an aggregate eighty percent (80%) interest in 123,000 acres of Chilean salar ground located across 9 Chilean salars, including the producing Salar de Atacama.

After the assignment of the Letter of Intent under the Assignment Agreement, on March 12, 2010, the Company entered into a certain Master Option Agreement with Lacus (the “Master Option Agreement”), for the acquisition of three options, exercisable in the manner described in the Master Option Agreement, to acquire up to an aggregate of eighty-five percent (85%) interest in:  (a) approximately 70,000 acres situated on prospective brine salars in Argentina, known as Rincón, Centenario and Pocitos (the “Master Lacus Properties”); and (b) salt-mining claims on approximately 9,000 additional acres in Areas of Mutual Interest (as defined below) on some of those same salars (the “Third Parties Properties” and, together with the Master Lacus Properties, the “Lacus Properties”) that may be acquired upon exercise of two options (collectively, the “Third Parties Options”).

As consideration to Lacus for entering into the Master Option Agreement and as a condition to maintain the first option (“First Option”) under the Master Option Agreement in good standing until duly exercised, the Company paid Lacus $200,000 which was capitalized as mineral rights in the consolidated balance sheet as of March 31, 2010.

Also on March 12, 2010, the Company entered into a certain Share Purchase Agreement with the Noto Shareholders (the “Share Purchase Agreement”) for the acquisition of one hundred percent (100%) of the issued and outstanding shares of Noto, an Argentinean corporation which beneficially owns a one hundred percent (100%) interest over 2,995 acres also situated on brine salars in Argentina, known as Cauchari (the “Noto Properties” and, together with the Lacus Properties, the "Argentina Properties").

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the quarterly period ended March 31, 2010
 (Unaudited)

Under the Share Purchase Agreement, the Company shall acquire upon closing, one hundred percent (100%) of the issued and outstanding shares of Noto, for aggregate cash consideration of $300,000.

These Argentina Properties are located mid-way between SQM’s producing brine mines on Salar de Atacama in Chile and FMC’s producing mine on Hombre Muerto Salar in Argentina, the fifth largest lithium producer in the world.

Under the Master Option Agreement, the Company shall acquire upon closing, the options thereunder for an aggregate amount of $700,000 and the obligation to complete a minimum of $3.7 million in work commitments with respect to the Lacus Properties through the one year anniversary of the closing date. The Master Option Agreement contains customary representations, warranties and indemnifications by Lacus, and closing thereunder is subject to customary conditions to closing, which is expected to occur on or prior to June 10, 2010. Provided that the Company successfully acquires and maintains the Lacus Options, the Company will be given the rights, respectively: (i) subject to certain conditions, to acquire (the “First Option”), within 30 days of the Company’s delivery of the Feasibility Plan (as defined in the Master Option Agreement) to Lacus (which is due no later than 18 months after the closing), a 55% beneficial interest in the Argentina Properties in exchange for $650,000 and the grant to Lacus of a 45% beneficial interest in any other acreage outside the Properties but within the Centenario, Pocitos and Rincón Salars which only include lithium and potash mining properties which are in an early stage of exploration (any “Area of Mutual Interest”); (ii) subject to certain conditions, to acquire, within 60 days of the Company’s delivery of the Feasibility Study (as defined in the Master Option Agreement) to Lacus, an additional 20% beneficial interest in the Argentina Properties and any Areas of Mutual Interest in exchange for $2.2 million; and (iii) subject to certain conditions, to acquire, within 30 days of the Company providing certain evidence of sufficient financing to commence Commercial Production (as defined in the Master Option Agreement), an additional 10% beneficial interest in the Argentina Properties and any Areas of Mutual Interest in exchange for $5 million. In the event the First Option is terminated without the Company exercising it, the Company will be required to transfer the entire interest in any Areas of Mutual Interest to Lacus for no consideration and take certain other actions in connection with the transfer of operational control of the prospects from the Company to Lacus.

The Assignment Agreement and Share Purchase Agreement are expected to be closed during the fourth quarter of fiscal year 2010.

NOTE 12. SUBSEQUENT EVENTS

On April 22, 2010, the Company’s Board of Directors granted under the 2009 Equity Incentive Plan options to purchase 200,000 shares of its Common Stock to a consultant. These options vest immediately and have a 5 year term. They were granted with an exercise price equal to $0.32 per share. The fair value of the options is $114,783 at the grant date.

On April 5, 2010, pursuant to a consulting agreement with Mirador Consulting, Inc., the Company issued 375,000 shares of its Common Stock to Mirador for a total purchase price of $375.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” included in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2010 (the “May 14 Form 8-K”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations is based on our condensed consolidated financial statements as of March 31, 2010, and for the three and nine months ended March 31, 2010 and 2009, which are unaudited. In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in these financial statements as of March 31, 2010 and for the three and nine months ended March 31, 2010 and 2009.

You should read this discussion and analysis together with such financial statements and the notes thereto.

Background and Recent Developments

Li3 Energy, Inc. (the “Company,” “we,” “us,” or “our”) is an exploration stage mining company. We were incorporated on June 24, 2005, in Nevada as Mystica Candle Corp. We were originally in the business of manufacturing, marketing and distributing soy-blend scented candles and oils, but we were unable to continue that business because of a lack of financial results and resources. We have redirected our focus, therefore, towards identifying, acquiring and developing lithium brine mining properties in the Americas.

On October 19, 2009, we changed our name to Li3 Energy, Inc., to reflect our plans to focus our business strategy on the energy sector and related lithium mining opportunities in North and South America.

On February 23, 2010, we acquired certain mineral claims in Peru, as described below. Prior to this acquisition, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). We believe that as a result of the acquisition we ceased to be a shell company on that date. Since exiting “shell company” status, we have acquired certain additional assets and agreements, as described in this Report and in the May 14 Form 8-K. The information contained in the May 14 Form 8-K, together with the information contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, and our subsequent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, as filed with the Securities and Exchange Commission, constituted the current “Form 10 information” necessary to satisfy the conditions contained in Rule 144(i)(2) under the Securities Act of 1933, as amended.

Peru

On February 23, 2010, we acquired 100% of the assets of the Loriscota, Suches and Vizcachas projects located respectively in the Regions of Puno, Tacna and Moquegua, Peru. The assets consist solely of nine undeveloped mineral claims prospective for lithium and potassiumand have, and have had, no operations or revenues to date. The claims cover a total area of 19,500 acres. The aggregate purchase price for the assets was $50,000. We currently do not anticipate spending material amounts on exploration work with respect to these projects over the next 12 months.

For additional information about the terms of this acquisition and about the projects, see Item 8.01, “Description of Business—Our Projects—Peru” in the May 14 Form 8-K, which information is incorporated herein by reference.

Nevada

On March 12, 2010, we acquired, from the prior optionee, options to acquire a 100% beneficial interest in the association placer mining claims known as the CSV Placer Mineral Claims, LM Placer Mineral Claims, MW Placer Mineral Claims and BSV Placer Mineral Claims (the “Nevada Claims”), which cover up to 60,600 acres (net of certain of the Nevada Claims that are on land withdrawn by the Secretary of the Interior for a solar energy study area) in Big Smoky Valley near Tonopah in west central Nevada.

We acquired the options and associated rights in exchange for the issuance of 4,000,000 restricted shares of our common stock to the seller optionee, of which 1,500,000 shares were then assigned by the seller to the optionor and the remaining 2,500,000 shares will be held in escrow for one year against any liabilities indemnifiable by the seller that may arise.

Under the terms of the option agreements, we also paid the optionor $311,607 on the closing of the acquisition (subject to a $50,000 hold back for a period of 12 months, against certain of the Nevada Claims being unable to be registered for any reason prior to the end of such period). In addition, under the terms of the option agreements we must pay to the optionor $100,000 on July 29, 2010.

We will also have to pay the optionor $75,000 on October 30, 2010, and $75,000 on April 30, 2011. In addition, we agree to spend a minimum of $500,000 by October 30, 2010, an additional $750,000 by October 30, 2011 and an additional $750,000 by October 30, 2012, on exploration, development, reclamation and related work on certain of the Nevada Claims.

For additional information about the terms of this acquisition and the option agreements, and about the Nevada Claims, see Item 8.01, “Description of Business—Our Projects—Nevada” in the May 14 Form 8-K, which information is incorporated herein by reference.

We have begun the permitting process for an exploration program, expect to begin the program in the second half of calendar year 2010, and anticipate that such program will include surface sampling, regional and detailed seismic surveys, and diamond drilling and pumping tests. We currently anticipate spending $250,000 on future installments of acquisition costs and $500,000 on exploration costs with respect to our Nevada assets over the next 12 months.

Chile

We have signed a letter of intent to purchase an option to acquire up to an aggregate eighty percent (80%) interest in nine salars covering 123,000 acres on the Puna Plateau of Chile, including the Salar de Atacama.

The transaction is subject to legal and financial due diligence by us and negotiation of definitive documentation. There can be no assurance that this transaction will be consummated.

For additional information about the prospective Chile properties, see Item 8.01, “Description of Business—Our Projects—Chile” in the May 14 Form 8-K, which information is incorporated herein by reference.

Argentina

On March 12, 2010, we acquired the rights of a private party under a letter of intent to purchase (a) options to acquire up to an aggregate of eighty-five percent (85%) interest in (i) approximately 70,000 acres situated on prospective brine salars in Argentina, known as Rincón, Centenario and Pocitos, and (ii) salt-mining claims on approximately 9,000 additional acres on some of those same salars that may be acquired upon exercise of options, and (b) 100% of the stock of an Argentinean corporation that beneficially owns a 100% interest over 2,995 acres situated on brine salars in Argentina known as Cauchari.

At the same time, on March 12, 2010, we entered into a definitive master option agreement, with the holder of the properties and claims, covering these two options on Rincón, Centenario and Pocitos, and we entered into a share purchase agreement for the acquisition of the Argentinean corporation holding the Cuachari assets.

We acquired the letter of intent and associated rights in exchange for 8,000,000 restricted shares of our common stock, payment of which is subject – among other customary conditions – to closing under the master option agreement.

Under the master option agreement, we will acquire on closing, the two options on the Rincón, Centenario and Pocitos salars for an aggregate amount of $700,000 and the obligation to complete a minimum of $3.7 million in work commitments on the 70,000 acres by the first anniversary of the closing. The master option agreement contains customary conditions to closing, which is expected to occur on or prior to June 10, 2010. There can be no assurance, however, that the closing will occur.

These options would give us the right to acquire, subject to certain conditions: (i) within 30 days of our delivery of a feasibility plan (which is due no later than 18 months after the closing), a 55% beneficial interest in and to the 70,000 acres on Rincón, Centenario and Pocitos, in exchange for our paying $650,000 and granting to the seller a 45% beneficial interest in any other lithium and potash mining acreage we acquire outside the 70,000 acres but within the Rincón, Centenario and Pocitos salars, including the 9,000 acres mentioned above (“areas of mutual interest”); (ii) within 60 days of our delivery of a feasibility study, an additional 20% beneficial interest in the 70,000 acres and any areas of mutual interest, in exchange for our paying $2.2 million; and (iii) within 30 days of our providing evidence of sufficient financing to commence commercial production, an additional 10% beneficial interest in the 70,000 acres and any areas of mutual interest, in exchange for our paying $5 million. We are also responsible to pay all payments scheduled to be made under the seller’s options on the 9,000 acres, which will amount to $900,000, unless we and the seller determine not to exercise those options.

Under the share purchase agreement, we would acquire on closing, 100% of the issued and outstanding shares of the Argentinean corporation holding the Cuachari assets, for an aggregate of $300,000. The closing thereunder is subject, among other customary conditions to closing, to closing under the master option agreement.

For additional information about the terms of these acquisitions and the master option agreement and share purchase agreement, and about the prospective Rincón, Centenario, Pocitos and Cuachari properties, see Item 8.01, “Description of Business—Our Projects—Argentina—Puna Lithium Transaction” in the May 14 Form 8-K, which information is incorporated herein by reference.

If we succeed in acquiring these interests in Chile and Argentina, we expect to spend approximately $800,000 on future installments of our acquisition costs and $2.9 million on exploration and development work on the properties in Argentina and another $225,000 on acquisition costs and $1,000,000 on exploration and development work on the projects in Chile over the next 12 months. Similarly, if we succeed in acquiring Rincón South, then we expect to spend additional amounts on acquisition costs and exploration and development work with respect to such project as well.

The consideration we have paid and/or expect to be required to pay for our current and prospective properties are summarized in the following table:

Properties	Consideration
	Common Stock		Cash			Work Commitments
	Shares already issued	Shares to be issued at Closing	Already paid	To be paid by May 15, 2011	To be paid after May 15, 2011	Due by May 15, 2011	Due after May 15, 2011
Nevada Claims	4,000,000	—	$311,607	$250,000	$—	$500,000	$1,500,000
Argentina Properties	—	8,000,000	500,000	800,000	8,450,000	2,900,000	800,000
Peru (Loriscota, Suches and Vizcachas Projects)	—	—	50,000	—	—	—	—
Chile	—	2,000,000	25,000	225,000	—	1,000,000	6,000,000
TOTAL	4,000,000	10,000,000	$886,607	$1,275,000	$8,450,000	$4,400,000	$8,300,000

If we succeed in acquiring Rincón South or any other projects, then we would expect to incur additional financial commitments with respect to such properties that are not reflected in the above table.

Results of Operations

Results of Operations

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Revenues

We are still in our exploration stage and have generated no revenues to date.

Exploration Expenses

We incurred $506,423 of exploration expenses in the three and nine months ended March 31, 2010, compared to $0 of exploration expenses in the corresponding periods of the prior year.

Operating Expenses

We incurred general and administrative expenses of $1,717,504 and $27,453 for the three months ended March 31, 2010 and 2009, respectively. These expenses mainly consisted of consultancy fees, travel expenses, professional fees incurred in connection with the day to day operation of our business, exploration expenses on properties wherein we were granted exploration rights, and the preparation and filing of our periodic reports. The increase of $2,196,474 from the 2009 to the 2010 three month periods was due as a result of the ramping up of our business, exploration expenses on properties wherein we were granted exploration rights in properties located in Nevada and South America, expenditures incurred in connection with our review and analysis of prospective mining operation investment opportunities, the hiring by the Company of a consultant, travel expenses incurred in relation with prospective and acquired mineral rights properties, and an increase of legal and professional fees incurred in connection with the ramping up of our business.

Other Income (Expense)

Other expense for the three months ended March 31, 2010, was $4,019,413 compared to other expense of $1,000 for the three months ended March 31, 2009 primarily due to our recognition, during the three months ended 3-31-2010, of an unrealized loss from the increase in the fair value of the derivative liability related to our outstanding warrant instruments of $4,020,079. Interest income in the amount of $2,568 was earned on our cash deposits resulting from our 2009 Private Placement for the three months ended March 31, 2010 as compared to $13 during the three months ended March 31, 2009. Interest expense amounted to $1,902 during the three months ended March 31, 2010 as compared to $1,000 during the three months ended March 31, 2009, and were incurred in connection with interest bearing notes that we sold to finance our short term working capital needs.

Net Loss

Our net loss for the three months ended March 31, 2010 was $6,243,340. Net loss for the three months ended March 31, 2009 was $28,453.

Nine Months Ended March 31, 2010 Compared with Nine Months Ended March 31, 2009

Revenues

We are still in our exploration stage and have generated no revenues to date.

Operating Expenses

We incurred general and administrative expenses of $2,941,345 and $53,306 for the nine months ended March 31, 2010 and 2009, respectively. These expenses mainly consisted of consultancy fees, travel expenses, professional fees incurred in connection with the day to day operation of our business, exploration expenses on properties wherein we were granted exploration rights, and the preparation and filing of our periodic reports. The increase of $2,888,039 from the 2009 to the 2010 nine month periods was a result of the ramping up of our business, exploration expenses on properties wherein we were granted exploration rights in properties located in Nevada and South America, expenditures incurred in connection with our review and analysis of prospective mining operation investment opportunities, the hiring by the Company of consultants, travel expenses incurred in relation with prospective and acquired mineral rights properties, and an increase of legal and professional fees incurred in connection with the ramping up of our business.

Other Income (Expense)

Other expense for the nine months ended March 31, 2010, was $4,566,892 compared to other expense of $2,989 for the nine months ended March 31, 2009, primarily due to our recognition of an unrealized loss from the increase in the fair value of the derivative liability related to our outstanding warrant instruments of $4,565,419. Interest income in the amount of $4,317 was earned on our cash deposits resulting from our 2009 Private Placement for the nine months ended March 31, 2010 as compared to $13 during the nine months ended March 31, 2009. Interest expense amounted to $5,790 during the nine months ended March 31, 2010 as compared to $3,002 during the nine months ended March 31, 2009, and were incurred in connection with interest bearing notes that we sold to finance our short term working capital needs.

Net Loss

Our net losses for nine months ended March 31, 2010 and 2009 were $7,508,237 and $56,295, respectively.

Liquidity and Capital Resources

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been debt and proceeds from the issuance and sale of our securities in a private placement in 2009. Although we have begun the acquisition of certain lithium mining properties, any of such properties that we may acquire will require exploration and development that could take years to complete before it begins to generate revenues. There can be no assurances that we will be successful in acquiring such properties or that if we do complete acquisitions, properties acquired will be successfully developed to the revenue producing stage. If we are not successful in our proposed lithium mining operations, our business, results of operations, liquidity and financial condition will suffer materially.

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

In November and December 2009, we raised gross proceeds of $3,500,000 from the sale of units of our common stock and common stock purchase warrants in a private placement. We have been using the net proceeds from the private placement towards the implementation of our business development plan and for general working capital purposes. We will require additional capital to execute our exploration and development plans for our existing lithium mining properties and any others that we may be successful in acquiring. We plan to seek to raise such capital through additional sales of our equity or debt securities. There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs. If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans or meet our ongoing operational working capital needs.

At March 31, 2010, we had cash and cash equivalents of $635,003, as compared to $9,703 at June 30, 2009. This increase in cash and cash equivalents resulted from the $3,339,524 of net proceeds from the 2009 private placement, offset by approximately $2.7 million of cash used in operations and acquisition of mineral rights.

Accounts payable and accrued expenses increased by $321,561 to $330,319 at March 31, 2010, from $8,758 at June 30, 2009. The increase was attributable to the additional legal and professional fees associated with the ramping up of our business and costs related to the 2009 private placement.

If we are successful in acquiring the various projects that we have discussed above, then we expect to require an aggregate of approximately $6.8 million over the next 12 months to pay our acquisition costs and exploration and development costs associated with such projects as well as our currently anticipated general and administrative and other costs. We will require substantial additional funds to execute our planned activities over the next 12 months. While we may seek to raise such funds through the sale of our equity or debt securities, there can be no assurance that we will be able to do so in a timely manner, on reasonably favorable terms or at all. If our financing efforts are unsuccessful, then we will need to reduce our planned activities or cease operations altogether.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosure under this Item 3.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of March 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes primarily due to limited financial accounting staff resources. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have increased our personnel resources and technical accounting expertise within the accounting function by hiring an independent consulting firm to assist us in the preparation of our financial statements and an experienced interim Chief Financial Officer, and, as a result of these hires, we expect to be able to create a segregation of duties consistent with control objectives. We have appointed three outside directors to our board of directors and expect to appoint at least one additional outside director in 2010. We expect to establish a separate audit committee made up exclusively of outside directors, including an “audit committee financial expert,” which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

We anticipate that these additional initiatives will be at least partially, if not fully, implemented by June 30, 2010, the end of our current fiscal year.

Changes in Internal Controls over Financial Reporting

Except for the appointment of independent directors resulting in a majority of our Board of Directors being independent, during the quarterly period ended March 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the May 14 Form 8-K under Item 8.01, “Risk Factors,” therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2010, pursuant to a consulting agreement with Mirador Consulting, Inc., we issued 375,000 shares of common stock to Mirador for a total purchase price of $375. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption from the registration requirements thereof under Section 4(2) of the Act, in a transaction that did not involve any public offering.

On March 16, 2010, in connection with the closing of our Nevada APA, we issued an aggregate of 4,000,000 shares of common stock. The shares were issued without registration in reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) and Regulation D of the Act. The transaction did not involve any public offering, and the recipients of the shares made customary representations regarding their status as accredited investors, as defined in Rule 501 of Regulation D.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference.

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

Exhibit Number	SEC Report Reference Number	Description
10.1*	10.1	Asset Purchase Agreement, dated as of February 16, 2010, among the Registrant, Next Lithium Corp. and Next Lithium (Nevada) Corp.

10.2*	10.2
Option Agreement, dated October 30, 2009, among GeoXplor Corp. and the Registrant (as successor to Next Lithium Corp. and Next Lithium (Nevada) Corp.), relating to the CSV Placer Mineral Claims, LM Placer Mineral Claims and MW Placer Mineral Claims

10.3*	10.3	Option Agreement, dated October 30, 2009, among GeoXplor Corp. and the Registrant (as successor to Next Lithium Corp. and Next Lithium (Nevada) Corp.), relating to the BSV Placer Mineral Claims

10.4*	10.4	Amendment to CSV, LM and MW Option Agreement, dated as of February 16, 2010, among GeoXplor Corp. and the Registrant (as successor to Next Lithium Corp. and Next Lithium (Nevada) Corp.)

Exhibit Number	SEC Report Reference Number	Description

10.5*	10.5	Amendment to BSV Option Agreement, dated as of February 16, 2010, among GeoXplor Corp. and the Registrant (as successor to Next Lithium Corp. and Next Lithium (Nevada) Corp.)

10.6*	10.6
Consent to Assignment Agreement, dated as of February 16, 2010, among GeoXplor Corp., Next Lithium Corp., Next Lithium (Nevada) Corp. and the Registrant, relating to the CSV, LM and MW Option Agreement and the BSV Option Agreement

10.7*	10.7	Registration Rights Agreement, dated as of February 16, 2010, among the Registrant, Next Lithium Corp. and Next Lithium (Nevada) Corp.

10.8*	10.8	Escrow Agreement, dated as of February 16, 2010, among the Registrant, Next Lithium Corp., Next Lithium (Nevada) Corp. and Gottbetter & Partners, LLP, as escrow agent

10.9**†	10.14	Engagement Letter, dated January 7, 2010, between the Registrant and Marin Management Services, LLC

10.10**	10.15	Assignment Agreement, dated as of March 12 , 2010, between Puna Lithium Corporation and the Registrant

10.11**	10.16	Master Option Agreement, dated as of March 12, 2010, between Lacus Minerals S.A. and the Registrant

10.12**	10.17	Share Purchase Agreement, dated as of March 12, 2010, among the Registrant, Beatriz Silvia Vasques Nístico and Daniel Boris Gordon

31.1		Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1¶		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2¶		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed with the SEC on March 18, 2010, as an exhibit, numbered as indicated above, to the Registrant’s Current Report (SEC File No. 333-127703) on Form 8-K, which exhibit is incorporated herein by reference.

**
Filed with the SEC on May 14, 2010, as an exhibit, numbered as indicated above, to the Registrant’s Current Report (SEC File No. 333-127703) on Form 8-K, which exhibit is incorporated herein by reference.

†	Management contract or compensatory plan or arrangement

¶
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Name: Luis F. Saenz
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Eric E. Marin
Name: Eric E. Marin
Title: Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1¶	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2¶	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

¶
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.