Form 10-K
period 2010-06-30
Li3 Energy, Inc.
filed 2010-11-04
CIK 1334699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2010
or
  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number:  333-149338

Li3 Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-3061907
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Av. Pardo y Aliaga 699 Of. 802 San Isidro, Lima, Peru
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (51) 1-212-1040

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

On December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter,  48,113,767 shares of its common stock, par value $0.001 per share (its only class of voting or non-voting common equity), were held by non-affiliates of the registrant.  The aggregate market value of such shares was approximately $32,236,224, based on the price at which the registrant’s common stock was last sold at such time (i.e., $0.67 per share on December 31, 2009).  For purposes of making this calculation, shares beneficially owned at such time by each executive officer and director of the registrant and by each beneficial owner of greater than 10% of the voting stock of the registrant have been excluded because such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 29, 2010, there were 87,109,033 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Various statements in this Annual Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are “forward-looking statements.”  The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. Forward-looking statements are often (but not always) accompanied by words such as “believe,” “intend,” “expect,” “seek,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” “target,” “goal,” “objective” or other similar expressions. These statements are likely to address our growth strategy, financial results and exploration and development programs, among other things.

Forward-looking statements are subject to risks and uncertainties that may change at any time. The forward-looking statements contained in this Annual Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward looking events and circumstances will occur.  There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those anticipated or implied in the forward-looking statements, including, but not limited to, those described in the “Risk Factors” section and elsewhere in this Annual Report.

All forward-looking statements are based upon information available to us on the date of this Annual Report. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

ITEM 1.	BUSINESS

Overview of Our Business

Li3 Energy, Inc. (“Li3 Energy,” the “Company,” “we,” “us” or “our”) is an emerging exploration company, focused on the discovery and development of lithium and potassium brine and nitrate and iodine deposits in Chile, Argentina and Peru.

•	In the course of the fiscal year ended June 30, 2010, we acquired, or signed definitive agreements to acquire, several properties in Nevada, Argentina, Peru and Chile.

•
During the course of our evaluation of the properties, we determined that the Nevada and Chile properties did not meet the requirements of our technical and business strategy criteria and decided not to pursue or maintain these claims.

•
The results of the exploration work completed over the past year on the various Argentina properties were encouraging; however, based on the advice of our technical team, we have determined that most of the projects do not meet our integration and deposit criteria, and the options for these properties were terminated, as further discussed below.

•
We have also acquired mineral claims prospective for lithium and potassium that cover a total area of 19,500 acres in Peru. We continue to evaluate these properties to determine if they meet our criteria.

•
Subsequent to the end of the fiscal year, we acquired all of the outstanding share capital of Alfredo Holdings, Ltd. (“Alfredo”), which, through its Chilean subsidiary, Pacific Road Mining Chile S.A. (“PRMC”), has an option to purchase mining concessions on approximately 6,670 acres of mining tenements near Pozo Almonte, Chile, from which we expect to produce saleable iodine and (aided by the potassium we expect to generate from our prospective lithium carbonate brine properties) nitrate products.

•
In the course of the year and the interim period since the end of the fiscal year, we have focused on evaluating and seeking other opportunities that will enhance the opportunities of the Alfredo properties, including lithium brine projects and potassium projects.

Our strategic plan is to explore and develop our existing projects and to identify additional opportunities and generate new projects with near-term production potential, with the goal of becoming a significant player in the lithium and industrial minerals industry.

We were incorporated on June 24, 2005, as Mystica Candle Corp. and were originally in the business of manufacturing, marketing and distributing soy-blend scented candles and oils. We determined that we could not continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, we redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. In July 2008 we changed our name from Mystica Candle Corp. to NanoDynamics Holdings, Inc., to facilitate discussions with NanoDynamics, Inc., a Delaware corporation, regarding a possible business combination. However, we determined not to proceed with that business combination.  In October 2009 we changed our name from NanoDynamics Holdings, Inc., to Li3 Energy, Inc., as we refocused our business strategy on the energy sector and lithium mining opportunities.

Plan of Operation for the Remainder of Fiscal 2011

Our primary objective is to become a low cost lithium producer as well as a significant producer of potassium nitrate. The key to achieving this objective is to become an integrated chemical company through the strategic acquisition and development of lithium assets as well as other assets that have by-product synergies.

Recently, we acquired an option on the Alfredo project near Pozo Almonte in Chile (the “Alfredo Property”).  We believe that this is a very important and economically significant acquisition for us on the road to becoming a low cost lithium producer.  The property is prospective for potassium nitrate and iodine, which we believe will be important as part of our integration as a significant chemical producer. The Alfredo Property hosts caliche mineralization. Caliche deposits are sources of sodium nitrate and iodine. Sodium nitrate can be reacted with potash (KCl) to produce potassium nitrate (KNO3), a valuable product used in fertilizers, rocket propellants and fireworks and as a food additive. The property is located in a region of caliche mining and processing, and we believe it demonstrates reasonable prospects for development.  We are in the process of obtaining a Canadian National Instrument 43-101 report (“NI 43-101”) on the Alfredo Property.  The NI 43-101 is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned or explored by companies which generally report these results on stock exchanges within Canada.   We are not listed on any stock exchanges within Canada.

We are currently pursuing an advanced lithium and potassium chloride project in Chile, although there can be no assurance that this project will meet our technical and other due diligence requirements or that we will successfully negotiate an acquisition, and we continue to explore other lithium and industrial minerals prospects in the region, located to complement the Alfredo project, in order to achieve integration of operations to produce metallurgical grade lithium, commercial grade fertilizer and pharmaceutical grade iodine.

Lithium and Lithium Mining

Lithium is the lightest metal.  It is a soft, silver white metal and belongs to the alkali group of elements, which includes sodium, potassium, rubidium, caesium and francium. The chemical symbol for lithium is “Li,” and its atomic number is 3.

Like the other alkali metals, lithium has a single valence electron that is easily given up to form a cation (positively charged ion). Because of this, it is a good conductor of both heat and electricity and highly reactive, though it is the least reactive of the alkali metals.  Lithium possesses a low coefficient of thermal expansion (which describes how the size of an object changes with a change in temperature) and the highest specific heat capacity (a measure of the heat, or thermal energy, required to increase the temperature of a given quantity of a substance by one unit of temperature) of any solid element.

No other metal is as lightweight, better at holding a charge or as good at dissipating heat as Lithium. These properties make lithium an excellent material for manufacturing batteries (lithium-ion batteries).  According to the U.S. Geological Survey’s “Mineral Commodity Summaries 2010,” batteries accounted for 23% of lithium end-usage globally, and we expect demand for lithium from the battery segment to grow along with demand for such batteries.  Although lithium markets vary by location, global end-usage was estimated by the U.S. Geological Survey as follows:  ceramics and glass, 31%; batteries, 23%; lubricating greases, 10%; air treatment, 5%; continuous casting, 4%; primary aluminum production, 3%; and other uses, 24%.  Lithium use in batteries expanded significantly in recent years, because rechargeable lithium batteries are being used increasingly in portable electronic devices and electrical tools.

As mentioned earlier, lithium belongs to the alkali group of metals. This group of metals is typically extracted from solutions called brines, which are associated with evaporite deposits.  Lithium is also contained in the mineral spodumene, which occurs in a rock called pegmatite.  To a lesser extent lithium occurs as a component of certain clay minerals

Historically, and especially during the period leading up to and during World War II, lithium was designated a strategic metal, heavily used in the aircraft industry because it is light and strong. During this period the mineral spodumene (a lithium aluminum silicate) was mined by open pit hard rock mining methods and processed to recover the lithium.  During the post-war period, lithium production from the higher cost hard rock mines was replaced by the lower cost extraction of lithium from the mineral rich brines associated with evaporite deposits. Evaporite deposits occur in environments characterized by arid conditions with extremely high evaporation rates. This environment typically occurs at high altitudes, greater than 12,000 feet above sea level, so evaporite deposits occur in only a very few locations in the world, including China (the province of Qinghai and the Autonomous Region of Tibet); the Puna Plateau, a high altitude plateau covering part of Argentina, Chile, Bolivia and the southern portion of Peru; and in a small region in Nevada, which is the core of what is called the Great Basin of the western United States.  Over 70% of the world’s lithium is produced from the brines associated with the evaporite deposits on the Puna Plateau of South America.

Brine extraction (mining) and the recovery of lithium and other economic compounds is analogous to pumping water from an aquifer, but instead of fresh water, the water contains a variety of mineral salts in solution, including lithium, potassium (K), magnesium (Mg) and sodium (Na).  This form of “mining” is much more efficient, cost effective and environmentally friendly than open pit mining.  Lithium production from spodumene can typically cost in the range of $4,300 to $4,800 per metric ton of lithium carbonate and is a process that is highly sensitive to energy costs.  On the other hand, lithium production from brines can be accomplished at costs in the range of $2,200 to $2,600 per metric ton of lithium carbonate.  However, the processing cost can vary by a wide range, depending largely on:

•	lithium concentration in the particular brine;

•	evaporation rates at the site, which determine how quickly the brine can be concentrated; and

•	the balance of other minerals in the brine, which effects the degree of processing needed to remove impurities.

Lithium in Batteries

Lithium demand is being driven by its increasing use in the batteries of portable consumer electronics, including mobile phones and laptop computers, and in a range of industrial applications including ceramics and lubricants.  The most dramatic increase in demand is being spurred by auto makers racing to bring lithium-ion battery powered and hybrid electric cars to market.

A lithium-ion battery (Li-ion battery) is a type of rechargeable battery in which lithium ions move from the anode (negative terminal) to the cathode (positive terminal) during discharge, and from the cathode to the anode when charging.  Lithium-ion batteries are one of the most popular types of battery, because they have one of the best energy-to-weight ratios, no memory effect (the effect in which certain other rechargeable batteries lose their maximum energy capacity if they are repeatedly recharged after being only partially discharged) and a slow loss of charge when not in use.

Rechargeable battery materials used in electric vehicles include lead-acid (traditional “wet” and gel or “valve regulated”), nickel-cadmium, nickel-metal-hydride, lithium-ion, lithium-ion polymer, and, less commonly, zinc-air and molten salt.  Ideally, a battery for an electric car needs to be light, small, energy dense, quick to recharge, relatively inexpensive, long lasting, and safe.  Today’s electric and hybrid vehicles are primarily powered by nickel-metal-hydride (NiMH) batteries.  NiMH batteries are safe, abuse-tolerant and offer much longer life cycles than older lead-acid batteries, while providing reasonable energy density.   However, NiMH batteries are more expensive than lead-acid batteries, as a result of the high nickel content.

Li-ion batteries have a higher energy density than most other types of rechargeables.  A Li-ion battery can achieve power density of 100-170 watt hours (Wh) per kilogram (kg) of weight, versus NiMH’s 30-80 Wh/kg.  This means that for their size or weight they can store more energy than other rechargeable batteries. Li-ion batteries also operate at higher voltages than other rechargeables, typically about 3.7 volts for Li-ion vs. 1.2 volts for NiMH or NiCd.  This means a single cell can often be used rather than multiple NiMH or NiCd cells.

Finally, Li-ion batteries have a lower self discharge rate than other types of rechargeable batteries.  This means that once they are charged they will retain their charge for a longer time than other types of rechargeable batteries.  NiMH and NiCd batteries can lose anywhere from 1-5% of their charge per day, (depending on the storage temperature) even if they are not installed in a device. Li-ion batteries, on the other hand, can retain most of their charge even after months of storage.

Ideal Brine Conditions

The most important metrics when evaluating lithium brine resources are:

1)	lithium content;

2)	evaporation rate;

3)	magnesium to lithium ratio;

4)	potassium content; and

5)	sulphate to lithium ratio.

The boron content is also important, as it allows for the production of another saleable product, boric acid.

The lithium concentration in the brines is typically measured in parts per million (ppm) or weight percentage. The higher the lithium concentration the better.  However, high local evaporation rates can compensate for lower lithium concentrations.

Providing that lithium contents are high enough, the magnesium to lithium (Mg:Li) ratio is another important chemical feature in assessing favorable brine chemistry and the ultimate economic viability of a site at an early stage.  The lower the ratio the better, as a high ratio means that, during the evaporation process, an increasing amount of lithium will be trapped (“entrained”) in the magnesium salts when they crystallize early.  This will ultimately lead to a lower lithium recovery rate and thus less profitability.  High Mg:Li ratios also generally mean that more soda ash (Na2CO3) reagent is required during the processing of the brine (as described below) and, therefore, may add significantly to costs.

The potassium (K) concentration in the brines is typically measured as a weight percentage.  The higher the K concentration the better.

The lower the sulphate (SO4) to lithium ratio in the final lithium brine pond, the more the brine will be amenable to lithium extraction via the conventional solar evaporation process.  This is because lithium sulphate (Li2SO4) is highly soluble and so, to the extent that it is able to form, the lithium recovery will suffer.

Key Stages of Lithium Recovery

The most economic way to recover lithium from a salar (a dry lake or salt flat) is by solar evaporation.  However, the process is subject to natural conditions, and the evaporation rate, relative humidity, wind velocity, temperature and brine composition have a tremendous influence on the solar pond requirements and in turn on pumping and settling rates to meet production quotas.

Each lithium recovery process has a unique design based on the concentrations of Li, Na, K, Mg, calcium (Ca) and SO4 in the brine, and, although there may be some similarities, each salar has its own customized methodology for optimum recovery due to the varying ionic concentrations.  Wells are drilled, and the mineral rich brine is pumped to the surface into a series of large shallow ponds of increasing concentration.  As water evaporates, the concentration of minerals in solution increases.  The brine evaporates over an 18-24 month period until it has a sufficient concentration of lithium salts.  At that point, the concentrate is shipped by truck or pipelined to processing plants where it is converted to usable salt products.  In the plant, sodium carbonate (soda ash) is added to precipitate lithium carbonate, which is dried and shipped to end users to be further processed into pure lithium metal.  The by-products such as potassium chloride (potash), sodium borate (borax) and other salts may also be recovered and sold to end users.

The primary reagents used to produce lithium from brine are lime and soda ash. Both substances are natural materials, commonly used in many processes and have no detrimental environmental effect when used properly. Other than solar energy, only minor amounts of fuels are consumed in the production process (pumping the brines into the ponds, etc.).

Potentially economic salts produced from the salar brine are NaCl, carnallite, sylvinite and bischoffite, as well as the final end-point brine.  The chemical pond to pond process from the brine feed from the salar to the end-point brine ready for the processing plant is as follows:

•
Calcium Chloride (CaCl2) is added at the beginning in the first pond in order to precipitate out most of the sulphate (SO4) in the form of gypsum (CaSO4).  Removal of the sulphate is important, as it is detrimental in downstream processing.  Furthermore, the gypsum itself has multiple uses from agriculture to construction.

•
In the next two ponds and after solar evaporation, sylvinite will begin to precipitate, which is a combination of table salt and potash (KCl).  The sylvinite can be harvested and sent to a froth flotation circuit to produce potash.

•
Finally, the sequential ponding process moves to the lithium ponds until the end-point brine is sufficiently rich in lithium.  The lithium is still largely in the final ponds, because it is extremely soluble (likes to stay dissolved in solution), although there will be some lithium entrained in Mg and K salts in previous ponds.

Global Market

We believe that the lithium mining industry is just under $1 billion in market size in terms of annual sales of lithium carbonate, and is characterized by a high degree of geographic and corporate concentration. In 2008, Chile produced 46% of the lithium carbonate worldwide, while Argentina and Australia produced 14% and 23%, respectively.

At the World Lithium Supply and Markets 2009 conference in Santiago, Chile, the world’s top three lithium producers, Sociedad Quimica y Minera de Chile SA (“SQM”), Chemetall Lithium and FMC Lithium, along with research groups TRU Group and Roskill, presented an outlook for lithium. According to the forecast, world lithium demand is expected to grow as much as three-fold in just over ten years. Growth is driven by secondary (rechargeable) batteries and electric vehicle (EV) batteries. Current demand for lithium, measured as lithium carbonate equivalent (LCE), is around 110,000 metric tons per annum (tpa).  This is expected to rise to around 250,000 to 300,000 tpa in 2020 driven by rechargeable batteries and EV batteries, according to the outlook.  Lithium carbonate is approximately 18.9% lithium by weight, so each metric ton of LCE includes approximately 189 kilograms of lithium.

According to the U.S. Geological Survey (“USGS”), Chile is the leading lithium producer in the world. Argentina, China, and the United States are also major producers.  The 2010 edition of the USGS Mineral Commodity Summaries gives the following estimated world lithium mine production and reserves (in metric tons of lithium content), including the footnoted information :

	Mine production				Reserves[1]
	2008		2009 (est.)
United States	Withheld		Withheld		38,000
Argentina	3,170		2,200		800,000
Australia	6,280		4,400		580,000
Brazil	160		110		190,000
Canada	690		480		180,000
Chile	10,600		7,400		7,500,000
China	3,290		2,300		540,000
Portugal	700		490		Not available
Zimbabwe	500		350		23,000
World total (rounded)	325,400	[2]	318,000	[2]	9,900,000

Identified lithium resources3 total 2.5 million metric tons in the United States and approximately 23 million metric tons in other countries. Among the other countries, identified lithium resources for Bolivia and Chile total 9 million metric tons and in excess of 7.5 million metric tons, respectively. Argentina and China each contain approximately 2.5 million metric tons of identified lithium resources.

1
Reserves means that part of the reserve base which could be economically extracted or produced. The term reserves need not signify that extraction facilities are in place and operative. Reserves include only recoverable materials. The reserves base is that part of an identified resource that meets specified minimum physical and chemical criteria related to current mining and production practices, including those for grade, quality, thickness, and depth. The reserve base is the in-place demonstrated (measured plus indicated) resource from which reserves are estimated. It may encompass those parts of the resources that have a reasonable potential for becoming economically available within planning horizons beyond those that assume proven technology and current economics. The reserve base includes those resources that are currently economic (reserves), marginally economic (marginal reserves), and some of those that are currently subeconomic (subeconomic resources).

2	Excludes U.S. production.

3
Identified resources are resources whose location, grade, quality, and quantity are known or estimated from specific geologic evidence. Identified resources include economic, marginally economic, and subeconomic components.

Iodine Market and Mining

Iodine is a chemical element that has the symbol “I,” and its atomic number is 53. It belongs to the halogen group of elements and is considered to be the heaviest essential element utilized biologically. In nature, Iodine is a relatively rare element, ranking 47th in abundance.

Under standard conditions, iodine is a bluish black solid that dissolves easily in most organic solvents due to its lack of polarity. Iodine salts are often very soluble in water and are found in greater concentrations in seawater than in rocks. On the other hand, minerals containing iodine include caliche, which are found in Chile.

Caliche is one of the two sources used for the production of iodine, the other being the brines of gas and oil fields. The caliche contains sodium nitrate, which is the main product of mining activities, and small amounts of iodate minerals, sodium chloride and sodium sulfate, which are extracted during leaching and production of pure sodium nitrate.

Mining operations for iodine salt extraction from caliche include drilling, blasting, loading and hauling to heap leach pads. These pads are constructed with an impervious membrane and a leached solution collection system. The minerals in the leach pads are then sprinkled with water in order to dissolve the salts, leaving brine that contains nitrate and iodine salts as well as sodium sulfate salt. At the end of the process iodine is packaged after being removed from the brine via a reaction with sulfur dioxide gas.

One of the uses of iodine is as a co-catalyst for the production of acetic acid and for the production of ethylenediammonium diiodide (EDDI), a nutritional supplement provided to livestock. Elemental iodine is also used as a disinfectant for use in dairies, food processing plants, hospitals and laboratories. The National Aeronautics and Space Administration (NASA) uses iodine in its water disinfection process on all manned space flights and in the international space station. Iodine is a cost-efficient, effective and simple means of water disinfection. In addition, iodine is used for nutrition purposes (iodized salt), as iodine deficiency can cause increased child mortality, irreversible mental retardation, and reproductive failure. Other uses for iodine are for pharmaceutical purposes and for the manufacture of liquid crystal displays (LCD), which are used for electronic equipments including appliances, computers, digital cameras, personal handheld devices, and televisions.

According to the U.S. Geological Survey Minerals Yearbook (2008), world consumption of iodine and its derivatives was estimated to be about 20% for x-ray contrast media, 13% for pharmaceuticals, 10% of LCD manufacture, 9% each for animal nutrition and iodophors, 5% each for biocides and nylon manufacture, 3% for human nutrition, and 26% for other applications.

The leading consumption regions for iodine was Western Europe with 39% of world consumption, followed by the Unites States with 24%, China with 8%, Japan with 7%, India with 6%, and other regions with the remaining 16%.

Prices for iodine and its derivatives have continued to increase over the years. During 2008, the average free alongside ship for exported crude iodine was $18.30 per kilogram, an increase from $18.16 per kilogram from 2007. The average declared cost, insurance and freight value imported from Chile, the major source of imported iodine for the United States, was $23.58 per kilogram in 2008, representing a 7% increase from 2007. Actual prices for iodine are negotiated on long and short term contracts between buyers and sellers.

The U.S. Geological Survey (USGS) report titled “Mineral Commodity Summaries 2010,” states that demand for iodine in applications such a biocides, iodine salts, liquid crystal displays (LCD), synthetic fabric treatments, and x-ray contrast media are expected to increase at a rate of 3.5% to 4% per year over the next decade. Global shipments of LCD televisions were expected to double by 2012, which would in turn result in the consumption of iodine by LCD producers. In addition, as more countries implement legislation mandating salt iodization in order to combat iodine deficiency, the global demand for iodized salt would be expected to increase.

Chile is the leading iodine producer in the world and is followed by Japan and the United States. Chile accounted for more than 50% of world production, with two of the leading iodine producers in the world based in Chile. A large portion of the Chilean iodine was produced as a byproduct or co-product of nitrates. Japanese iodine was extracted from underground natural gas brines.

The 2010 edition of the USGS Mineral Commodity Summaries gives the following estimated world iodine mine production and reserves (in metric tons of iodine content), including the footnoted information:

	Mine production				Reserves[1]
	2008		2009 (est.)
United States	Withheld		Withheld		250,000
Azerbaijan	300		300		170,000
Chile	15,500		16,000		9,000,000
China	570		580		4,000
Indonesia	75		75		100,000
Japan	9,500		9,300		4,900,000
Russia	300		300		120,000
Turkmenistan	270		300		170,000
Uzbekistan	2		2		Not available
World total (rounded)	26,500	[2]	27,000	[2]	15,000,000

In addition to the reserves shown above, seawater contains 0.05 parts per million iodine, or approximately 34 million tons. Seaweeds of the Laminaria family are able to extract and accumulate up to 0.45% iodine on a dry basis. Although not as economical as the production of iodine as a byproduct of gas, nitrate and oil, the seaweed industry represented a major source of iodine prior to 1959 and remains a large resource.

1	See definition of “reserves” above.

2	Excludes U.S. production.

Nitrate Market and Production

Potassium nitrate is a chemical compound with the formula KNO3. It occurs as a mineral niter and is a natural solid source of nitrogen. Its common names include saltpeter and nitrate of potash.  Major uses of potassium nitrate are in fertilizers, rocket propellants and fireworks. When used as a food additive in the European Union, the compound is referred to as E252.

Potassium nitrate can be produced through various chemical reactions, including:

NH4NO3 (ammonium nitrate) + KCl (potash) → NH4Cl (ammonium chloride) + KNO3
NH4NO3 + KOH (potassium hydroxide) → NH3 (ammonia) + KNO3 + H2O
NaNO3 (sodium nitrate) + KCl  → NaCl  (table salt) + KNO3

Potassium nitrate is mainly used in fertilizers, as a source of nitrogen and potassium, two of the macro nutrients for plants. Potassium nitrate is also one of the three components of black powder (gunpowder), along with powdered charcoal (substantially carbon) and sulfur, where it acts as an oxidizer.

In the process of food preservation, potassium nitrate, more commonly known as saltpeter, has been a common ingredient of salted meat since the Middle Ages, but its use has been mostly discontinued due to inconsistent results compared to more modern nitrate and nitrite compounds. Even so, saltpeter is still used in some food applications, such as charcuterie and the brine used to make corned beef.

Potassium nitrate is an efficient oxidizer, which produces a lilac flame upon burning due to the presence of potassium. It is therefore used in amateur rocket propellants and in fireworks.  It is also added to pre-rolled cigarettes to maintain an even burn of the tobacco.

Potassium nitrate is the main component (usually about 98%) of tree stump remover, as it accelerates the natural decomposition of the stump. It is also commonly used in the heat treatment of metals as a solvent in the post-wash. The oxidizing, water solubility and low cost make it an ideal short-term rust inhibitor.

Potassium nitrate can also be found in some toothpastes for sensitive teeth.  Recently, the use of potassium nitrate in toothpastes for treating sensitive teeth (dentine hypersensitivity) has increased dramatically, even though studies to this effect have been inconclusive.

World population growth and its effects on the scarcity of water and increased competition on land use for living, industry, nature and agriculture, increase the need for agriculture efficiency. The amount of land in agriculture per capita will further decrease in the future as world population is expected to grow faster than the growth of arable land. Therefore, crop productivity has to increase in order to provide the same amount of food in relation to the growing world population. The growing importance of specialty plant nutrition products, such as potassium nitrate, has been driven by these factors as one of its main uses is for premium crops.

Our Projects

Peru

In February 2010, we acquired 100% of the assets of the Loriscota, Suches and Vizcachas Projects located respectively in the Regions of Puno, Tacna and Moquegua, Peru, from a private owner. The aggregate purchase price for these assets was $50,000.

These projects are prospective for lithium and potassium and comprise nine mineral claims that cover a total area of 19,500 acres at an elevation of 14,000 feet (approximately 4,300 meters) above sea level. The projects are in recently reinterpreted areas previously studied by the Peruvian Mining Ministry in 1981, whose survey concluded that the projects contain high lithium and potassium values. Subsequent to the Mining Ministry’s survey, preliminary sampling was conducted on these projects and was found to contain similar lithium values to those reported in the evaporite deposits in the southern parts of the Puna, some of which are currently under development for commercial production.

To date there has been no systematic brine sample reported on these properties, and we continue to evaluate them to determine if they meet our development criteria.

The maps below show the project area and the locations of the Loriscota, Suches and Vizcachas mineral claims.

Chile

Alfredo

On August 3, 2010, we acquired all of the outstanding share capital of Alfredo from Pacific Road Resources Fund A (“Fund A”), Pacific Road Capital B Pty. Limited, as trustee for Pacific Road Resources Fund B (“Fund B”), and Pacific Road Capital Management G.P. Limited, as General Partner of Pacific Road Resources Fund L.P. (“PR Partnership” and, together with Fund A and Fund B, “Sellers”).  Alfredo, through its Chilean subsidiary PRMC, has an option to purchase mining concessions with respect to approximately 6,670 acres of mining tenements near Pozo Almonte, Chile, pursuant to an Option to Purchase Agreement between PRMC and Sociedad Contractual Minera La Fortaleza (the “OPA”).

We do not expect to extract any lithium from the Alfredo Property.  Provided that we successfully develop the Alfredo Property, we expect it to produce saleable iodine and (by combining sodium nitrate (NaNO3) from Alfredo with potassium chloride (potash) that we expect to generate from our prospective lithium brine properties) potassium nitrate (KNO3).

The Alfredo Property is located in the Tarapacá Region in northern Chile, which is southeast of the city of Iquique and has excellent infrastructure access, as it is situated near the mining community of Pozo Almonte, which is the base of operations of Chile’s three primary iodine-nitrate production companies. Pozo Almonte holds a significant pool of experienced caliche mining personnel, who could be transported by shuttle to and from the property, removing the necessity of a remote camp. Water and electricity are also available by purchase from water utility ESSAT and from the Chilean national grid substation, respectively.

Alfredo comprises six mining concessions that cover a total area of 2,700 hectares (6,670 acres) at an elevation between 870 and 1,070 meters above sea level. The Project occupies the southern extension of a rich iodine nitrate belt and is also located near the operating caliche mines of Sociedad Química y Minera de Chile S.A. (SQM) and ACF Minera S.A., both of which are producing both iodine and nitrates. Below is a map showing the location of Alfredo.

The property is classified as a shallow caliche deposit mineralized by layers of sand, gravel and clay, which contain iodine and nitrates. This potassium-iodine caliche deposit has a similar chemical composition and grade to the deposits currently mined by SQM and Cosayach Nitratos SA. The deposition of the nitrates and iodine in Alfredo is such that the higher grade iodine is generally separate from the high nitrates, thus facilitating selective mining. PRMC has previously conducted certain work on Alfredo to define a nitrate-iodine inferred resource, and we have engaged an independent qualified person for purposes of preparing an NI 43-101 report on the property.

We have estimated that three years will be required for feasibility and engineering studies and have established a 21-year mine plan that would require capital expenditures of $117 million, which consists of a two phase approach that delays the production of potassium nitrate until the sixth year, with the higher grade iodine areas being mined first.

We believe the Alfredo project would create the following synergies:

•
We are pursuing brine projects that have the potential to produce lithium as well as a significant amount of potassium chloride. Production of potassium would significantly improve the economics of the Alfredo nitrate operation, as sodium nitrate from the caliche deposits can be reacted with potassium chloride (potash) to produce potassium nitrate (KNO3).

•
Surrounding the Alfredo property are similar deposits with limited resources, but comparable grade, which are too small to be economic.  However, if we construct a processing plant at Alfredo, we could seek to acquire these properties and/or provide processing capacity to the owners.

Pursuant to the stock purchase agreement (“SPA”), we issued an aggregate of 10,000,000 shares of our common stock (the “Purchase Price Shares”) to the Sellers and their designees.  Of the Purchase Price Shares, 8,800,000 that we issued directly to the Sellers are subject to an 18-month lock-up period.  If and when the following milestones are achieved with respect to a mine that we may dig on the Alfredo Property to recover iodine or nitrate (the “Alfredo Mine”), the SPA requires us to make the following additional payments to the Sellers:

•	$1,000,000 upon our Board of Directors’ resolution to commence final engineering and design of the Alfredo Mine;

•	A further $2,000,000 upon our Board of Directors’ resolution to commence construction of the Alfredo Mine; and

•	A further $2,500,000 upon commencement of commercial production from the Alfredo Mine (meaning production at a rate of 75% of design capacity for 3 months).

Sellers have the right to take any or all of the above milestone payments in shares of our common stock instead of cash, valued at the greater of (i) $0.25 per share and (ii) the average of the closing price for our common stock on the 30 trading days immediately preceding the relevant payment date.  We are under no obligation to achieve or pursue any of the milestones.

The SPA provides Sellers with the right to designate one or more persons to be nominated for election to our Board of Directors if Sellers hold at least 10% of our outstanding common stock.  The number of such nominees that Sellers may designate will be the greater of (i) one and (ii) a portion of our full Board that is proportional to Sellers’ ownership of our outstanding common stock (rounding down). This right would allow the Sellers to nominate one Board member at the date of this filing.  To date, the Sellers have not exercised their right to nominate Board members.

The SPA provides Sellers with preemptive rights in certain future financing transactions by us, provided that Sellers still own at least 50% of the Purchase Price Shares.  Such preemptive rights are subject to customary exceptions, and generally give Sellers the right to purchase up to 25% of the securities that we sell in any offering to which they apply.

The SPA also grants Sellers two interrelated options to purchase additional shares of our common stock.

•
First, within 60 days of closing under the SPA, Sellers may purchase between $2,500,000 and $10,000,000 of Units (as defined below) at a price of $25,000 per Unit.  Each “Unit” would have consisted of (i) 100,000 shares of our common stock; and (ii) five-year warrants to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share.  This option has expired.

•
Second, upon our completion of Canadian National Instrument 43-101 Inferred Resource Reports on the Alfredo Property and on at least one lithium property in Argentina, Sellers will have the right to subscribe for shares of our common stock having an aggregate purchase price of at least $2,500,000 if the first option was not exercised, and in any event not less than $1,000,000, up to a maximum of $10,000,000 less any amounts subscribed for pursuant to the first option.  If Sellers exercise this second option, then Sellers will pay a price per share equal to the greater of (i) $0.25 per share, and (ii) the thirty day volume-weighted average price of our common stock on its principal market at the time we notify Sellers of our having completed the relevant 43-101 Inferred Resources Reports.

The OPA gives us the option to acquire 100% of the six mining concessions constituting the Alfredo Property.  Under the OPA, we must make periodic payments aggregating $360,000 between June 30, 2010 and December 30, 2010. We paid $80,000 in August 2010 and must make payments of $100,000 by October 30, 2010 and $180,000 by December 30, 2010 in order to maintain our option rights.  Then, in order to exercise the option and purchase the Alfredo Property, we must pay the option exercise price of $4,860,000 by March 30, 2011.

Puna

We had signed a letter of intent to acquire the assets of Puna Lithium Corporation (“Puna”), which has an option to acquire up to an aggregate 80% interest in nine salars covering 123,000 acres on the Puna Plateau of Chile.  The transaction was subject to legal and financial due diligence by us and negotiation of definitive documentation. We have determined that these properties did not meet the requirements of our technical and business strategy criteria and have decided not to pursue this acquisition.

Argentina

Puna Lithium Corporation, Lacus Minerals S.A and Noto Energy S.A Transactions

On March 12, 2010, the Company entered into an assignment agreement (the “Assignment Agreement”) whereby the Company would purchase all of Puna Lithium Corporation’s (“Puna”) interests in and rights under a letter of intent dated November 23, 2009, as amended (the “Letter of Intent”), entered into by Puna, Lacus Minerals S.A. (“Lacus”), and the shareholders of Noto Energy S.A..  The Company entered into a Master Option Agreement with Lacus (the “Master Option Agreement”), for the acquisition of three options (collectively, the “Options”), to acquire up to an 85% interest in: (a) approximately 70,000 acres situated on prospective brine salars in Argentina, known as Rincón, Centenario and Pocitos (the “Master Lacus Properties”); and (b) salt-mining claims on approximately 9,000 additional acres in certain other areas of mutual interest on some of those same salars (the “Third Parties Properties” and, together with the Master Lacus Properties, the “Lacus Properties”) that may be acquired upon exercise of the two options (collectively, the “Third Parties Options”).

In accordance with the Assignment Agreement, the Company was also required to issue 8,000,000 shares of common stock to Puna upon the date of the closing (“Closing”) as defined in the Master Option Agreement.  As the Closing did not occur, the Company did not issue the 8,000,000 shares of common stock.

In March 2010, we also entered into an agreement to acquire 100% of the issued and outstanding shares of Noto Energy S.A., an Argentinean corporation ("Noto"), which beneficially owns a 100% interest over 2,995 acres situated on brine salars in Argentina, known as Cauchari. In July 2010, we closed on the acquisition of Noto.

In July 2010, we entered into a preliminary and non-binding Letter of Intent (the “LOI”) with the shareholders of Lacus  (the “Lacus Shareholders”) for a proposed transaction that would have involved the restructuring of our existing Master Option Agreement with Lacus, pursuant to which we would have acquired 100% of the issued and outstanding shares of Lacus, and salt-mining claims on approximately 156,000 acres on the Centenario, Rincón and Pocitos salars would be added to our portfolio of mining properties under option.

However, our Board of Directors has since determined that the brine chemistry results from surface pit sampling on the Rincon, Pocitos and Centerario salars, received after signing the LOI, did not meet our criteria for economic brine reserves, that the work plan recommended by Lacus was not acceptable and that funding of a drilling program should be suspended.  Subsequently, we received a notice from Lacus purporting to terminate the Master Option Agreement and the Services Agreement because of our failure to pay certain amounts alleged to be due under these agreements.  Accordingly, we have made no further payments under the Master Option Agreement.  We have notified the Lacus Shareholders that, based on the unsatisfactory results of our due diligence, we do not intend to execute any definitive agreements for the transaction detailed in the LOI, and the LOI has terminated.

As consideration for entering the Master Option Agreement and as a condition to maintain the first Option in good standing until exercised, we have paid $942,178 to Lacus (of which $700,000 pertained to work commitments), and were to pay $500,000 to Lacus on or before March 12, 2011.  We were to complete $1,688,000 in work commitments on or before August 31, 2010, and an additional $1,312,000 in work commitments a year from closing. However, following termination of the Master Option Agreement, we have made no further payments. We have recorded $965,000 of exploration expenses related to our obligations under the Master Option Agreement.

Rincón South

We signed a letter of intent in January 2010 with a private Argentinean company to acquire additional lithium brine assets in the Puna region of Argentina. The prospective location, known as the Rincón South Property, covers approximately 4,250 acres, comprising 18 claims on the southern portion of the Salar de Rincón. The proposed transaction was subject to our geological, engineering, legal and financial due diligence. We have subsequently determined that these properties do not meet the requirements of our technical and business strategy criteria and have decided not to pursue this acquisition.

Nevada

In March 2010, we purchased all of Next Lithium Corp.’s interests in (a) an option agreement (the “CSV, LM and MW Option Agreement”), pursuant to which Geoxplor Corp, a Nevada corporation (“Geoxplor”), granted to Next Lithium the option to acquire a 100% beneficial interest in the placer mining claims known as the CSV Placer Mineral Claims, LM Placer Mineral Claims and MW Placer Mineral Claims; and (b) an option agreement (the “BSV Option Agreement,” and, together with the CSV, LM and MW Option Agreement, the “Nevada Option Agreements”), pursuant to which Geoxplor granted to Next Lithium the option to acquire a 100% beneficial interest in the placer mining claims known as the BSV Placer Mineral Claims; as well as all associated rights and records.  The CSV Placer Mineral Claims, LM Placer Mineral Claims, MW Placer Mineral Claims and BSV Placer Mineral Claims (the “Nevada Claims”) cover up to approximately 60,600 acres in Big Smoky Valley near Tonopah in west central Nevada.  During the 1970’s and 1980’s, the USGS carried out a series of reconnaissance geological programs in Big Smoky Valley, including one hole drilled on the property covered by the Nevada Claims that intersected geochemically anomalous concentrations of lithium in the brines, and gravity surveys over the region also confirmed the existence of various structures that may have created a favorable environment, which potentially could host commercially viable lithium-rich brines. However, there has been no systematic brine sampling on the Nevada Claims in Big Smoky Valley.

We acquired the options on the Nevada Claims in exchange for 4,000,000 restricted shares of our common stock.  2,500,000 of these shares of our common stock are being held in escrow until March 2011 against any indemnifiable liabilities that may arise.  If the shares of our common stock retained by Next Lithium cannot be resold under Rule 144 under the Securities Act of 1933 without restriction at any time following the 13th month after closing due to our status as a former “shell” company and our failure to file required reports with the Securities and Exchange Commission, and not because of any fault of Next Lithium, then we must register such shares for resale under the Securities Act. Next Lithium assigned to Geoxplor 1,500,000 of the 4,000,000 restricted shares of our common stock received by Next Lithium.  These 1,500,000 shares assigned to Geoxplor will carry “piggyback” registration rights until the earlier of: (a) February 16, 2012, or (b) the date on which all such shares may immediately be sold under Rule 144 during any 90-day period.

Under the CSV, LM and MW Option Agreement, we paid to Geoxplor $236,607.  We also agreed to pay additional amounts totaling $75,000 contingent upon future events which had not occurred as of the date of our financial statements or this filing.  Further, under the BSV Option Agreement, we were required to pay to Geoxplor $100,000 on June 30, 2010.   The $100,000 owed to GeoXplor is recorded in accrued expenses as of June 30, 2010.  Under both the Nevada Option Agreements, we would have paid Geoxplor a 3.0% net smelter return royalty on the proceeds from production of all ores, minerals, metals, concentrates and mineral resources (an “NSR”) derived from mining operations on the related properties.

We have subsequently determined that these properties do not meet the requirements of our technical and business strategy criteria and have decided not to pursue these options.  We have not paid the $100,000 payable under the BSV Option Agreement on June 30, 2010.

Subsequent to June 30, 2010, we were also obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes, which we have not paid.

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing, personnel and equipment and for the acquisition of mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and/or development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

Research and Development Expenditures

We have incurred no research and development expenditures over the last fiscal year and do not anticipate significant future research and development expenditures.

Employees

Our only current full-time employee is our Chief Operating Officer.  We currently have six part-time employees, including our Chief Executive Officer, and we engage several consultants, including our Interim Chief Financial Officer.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries

We currently have four subsidiaries:

•	Li3 Energy Peru SRL, a private limited company organized under the laws of Peru

•	Alfredo Holdings, Ltd., an exempted limited company incorporated under the laws of the Cayman Islands

•	Pacific Road Mining Chile, SA, a Chilean corporation (“PRMC”). PRMC is a subsidiary of Alfredo

•	Noto Energy S.A., an Argentinean corporation.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark nor any material license, and are not dependent on any such rights.

ITEM 1A.	RISK FACTORS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, MANY OF WHICH CANNOT CONTROL OR PREDICT.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS.  IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER, AMONG OTHER THINGS, THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE MATTERS SET FORTH BELOW.  IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, THEN OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

We are an exploration stage company and have no revenues. Our business plan depends on our ability to explore for and develop mineral reserves and place any such reserves into extraction. Because we have a limited operating history, it is difficult to predict our future performance.

Although we were formed in June 2005, we have been and continue to be an exploration stage company. Therefore, we have limited operating and financial history available to help potential investors evaluate our past performance and the risks of investing in us. Moreover, our limited historical financial results may not accurately predict our future performance. Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. As a result of the risks specific to our new business and those associated with new companies in general, it is possible that we may not be successful in implementing our business strategy.

We have generated no revenues to date and do not anticipate generating any revenues for the foreseeable future. Our activities to date have been limited to capital formation, organization, and development of our business. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our success is significantly dependent on a successful exploration, mining and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate exploitable quantities of mineral resources or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our Company.

Our past losses raise doubt about our ability to continue as a going concern.

The Consolidated Financial Statements contained in our report on Form 10-K for the year ended June 30, 2010 have been prepared assuming we will continue as a going concern. We have incurred losses since inception, resulting in cumulative losses of $16,242,392 through June30, 2010. We do not anticipate positive cash flow from operations before 2013 and cannot predict if and when we may generate profits.  We expect to finance our operations primarily through future financings. However, as discussed in Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K, there exists substantial doubt about our ability to continue as a going concern because there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all.  The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not made certain scheduled payments under agreements with respect to prospective properties.  If we are deemed to be liable for such payments (and/or damages arising out of their non-payment), then our business, financial condition and prospects could be materially adversely affected.

Pursuant to our Master Option Agreement with Lacus, we have paid $942,178 to Lacus (of which $700,000 pertained to work commitments), and were to pay an additional $500,000 to Lacus on or before March 12, 2011.  Furthermore, we were to complete $1,688,000 in additional work commitments on or before August 31, 2010, and a further $1,312,000 in work commitments a year from closing.  On August 24, 2010, we received a notice from Lacus purporting to terminate the Master Option Agreement and the Services Agreement because of our failure to pay certain amounts alleged to then be due under such agreements.  We have recorded $965,000 of exploration expenses related to our obligations under the Master Option Agreement, however, there can be no assurance that we will not ultimately pay more than that amount with respect to this matter.

Pursuant to our Option Agreements with GeoXplor Corp. on the Nevada Claims, we were required to make periodic and milestone payments and also to maintain the relevant mineral claims in good standing for certain time periods.  We failed to make a periodic payment of $100,000 due on June 30, 2010.  Subsequent to year-end, we were also obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes, which we have not paid.

If and to the extent we are found liable for, or deliver value in settlement of, any claims that may arise from the foregoing, and/or our expenses related to those matters become significant, then our business, financial condition and prospects could be materially adversely affected and the value of our stockholders' interests in us could be impaired.

Proposed transactions discussed in our Exchange Act reports that have not been consummated are subject to various conditions and/or further agreement among the parties, and may ultimately not be consummated on the terms described herein, or at all.

We discuss in our Exchange Act reports certain proposed transactions that have not yet been consummated, including letters of intent and definitive purchase agreements to acquire mineral interests. There can be no assurance that any such letter of intent will progress to definitive agreements or that the conditions to closing of any such definitive agreement will be satisfied and a closing held. For reasons that may be within or beyond our control, such transactions may never come to fruition. Nonetheless, we spend funds and management’s attention on pursuing such transactions which may materially adversely affect our liquidity and results of operations.

All of our properties are in the exploration stage. Investment in exploration projects increases the risks inherent in our mining activities. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities, and our mining operations may not be successful.

We have not established that any of our mineral properties contains any meaningful levels of mineral reserves. There can be no assurance that that future exploration and mining activities will be successful.

A mineral reserve is defined by the SEC in its Industry Guide 7 (which can be viewed at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. There can be no assurance that we will ever establish any mineral reserves.

Even if we do eventually discover a meaningful mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines. Furthermore, we cannot be sure that an overall exploration success rate or extraction operations within a particular area will ever come to fruition and, in any event, production rates inevitably decline over time. The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

We have limited financial resources and may not be able to fund our anticipated exploration activities. If we are unable to fund our exploration activities, our potential profitability will be adversely affected.

Our anticipated exploration activities will require financial resources substantially in excess of our current working capital. If we are not able to finance our exploration activities, then we will be unable to identify commercially exploitable resources even if present on our properties. If we fail to adequately support our exploration activities, it could have a material adverse effect on our results of operations and the market price of our shares. There can be no assurance that capital will be available to us when needed, on favorable terms or at all.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we are unable to obtain additional funding, our business operations will be harmed and if we do obtain additional financing, existing shareholders may suffer substantial dilution.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis.

We have raised some capital to date, including through the sale of equity securities, but we currently do not have any contracts or firm commitments for additional financing. There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all. An inability to obtain additional capital would restrict our ability to grow and could diminish our ability to continue to conduct our business operations. If we are unable to obtain additional financing, we will likely be required to curtail exploration and development plans and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

Newer battery and/or fuel cell technologies could decrease demand for lithium over time.

Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging and less expensive. Some of these technologies could be successful and could impact demand for lithium batteries in personal electronics, electric and hybrid vehicles and other applications. Advances in nanotechnology, in particular, offer the prospect of significantly better batteries in the future. For example, researchers at Stanford University have recently demonstrated ultra-lightweight, bendable batteries and supercapacitors made from paper coated with ink made of carbon nanotubes and silver nanowires; the material charges and discharges very quickly, making it potentially especially useful in hybrid and electric vehicles, which need rapid power for acceleration and would benefit from quicker charging than is available with current technologies. We cannot predict which new technologies may ultimately prove to be commercializable and on what time horizon. While lithium battery technology is currently among the best available for electronics, vehicles and other applications, commercialized battery technologies that offer superior weight, capacity, charging time and/or cost could significantly adversely affect the demand for lithium in the future and thus could significantly adversely impact our prospects and future revenues.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which could have an adverse impact on us.

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on us.

Lithium, iodine and nitrates prices are subject to unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of lithium, iodine and potassium nitrate, as well as other potentially economic salts produced from the lithium salar brines. The price of these commodities may fluctuate widely, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products. The effect of these factors on the price of these minerals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

Market conditions deteriorated for lithium-based products in 2009. Among other things:

•	sales volumes for the major lithium producers were reported to be down between 15% and 42% by mid-2009;

•	consumption by lithium end-use markets for batteries, ceramics and glass, grease, and pharmaceuticals all decreased;

•	a major spodumene producer in Canada closed its mine owing to market conditions; and

•	the leading lithium producer in Chile announced it would lower its lithium prices by 20% in 2010.

There can be no assurance that market conditions will rebound in the near term or ever, or that they will not deteriorate further.

The mining industry is highly competitive, and we face competition from many established domestic and foreign companies.  We may not be able to compete effectively with these companies.

The markets in which we operate are highly competitive.  The mineral exploration, development, and production industry is largely un-integrated.  We compete against numerous well-established national and foreign companies in every aspect of the mineral mining industry.  Some of our competitors have longer operating histories and greater technical facilities, and significantly greater recognition in the market and financial and other resources, than we.  We may not compete effectively with other exploration companies in locating and acquiring mineral resource properties, and customers may not buy any or all of the mineral products that we expect to produce.

Because we are small and do not have much capital, we may have to limit our exploration and developmental mining activity which may result in a loss of your investment.

Because we are a small exploration stage company and do not have much capital, we must limit our exploration and production activity.  As such, we may not be able to complete an exploration program that is as thorough as we would like.  In that event, existing reserves may go undiscovered.  Without finding reserves, we cannot generate revenues and you may lose any investment you make in our shares.

Compliance with environmental and other government regulations could be costly and could negatively impact production.

Our operations are subject to numerous federal, state and local laws and regulations governing the operation and maintenance of our facilities and the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may:

•	require that we acquire permits before commencing extraction operations;

•	restrict the substances that can be released into the environment in connection with mining and extraction activities;

•	limit or prohibit mining activities on protected areas such as wetland or wilderness areas; and

•	require remedial measures to mitigate pollution from former operations, such as dismantling abandoned production facilities.

Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties.  We do not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost, and we do not maintain any such insurance.  Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages is available at a reasonable cost.  Accordingly, we may be subject to liability or we may be required to cease production (subsequent to any commencement) from properties in the event of environmental damages.

We may be unable to amend the mining claims that we are seeking to acquire to cover the primary minerals that we plan to develop.

Our business plan includes acquisition, exploration and development of lithium brine properties.  However, we may pursue this goal by acquiring salt-mining claims and/or options or other interests in salt-mining claims or other types of claims, that we intend to seek to have amended to cover lithium extraction.  There can be no assurance that we will be successful in amending any such claims timely, economically or at all.

We may have difficulty managing growth in our business.

Because of the relatively small size of our business, growth in accordance with our long-term business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources.  As we increase our activities and the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical, operational and management resources.  The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of required personnel could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

If we are unable to keep our key management personnel, then we are likely to face significant delays at a critical time in our corporate development and our business is likely to be damaged.

Our success depends upon the skills, experience and efforts of our management and other key personnel, including our Chief Executive Officer.  As a relatively new company, much of our corporate, scientific and technical knowledge is concentrated in the hands of a few individuals.  We do not have employment agreements with any of our employees other than our Chief Operating Officer.  We do not maintain key-man life insurance on any of our management or other key personnel.  The loss of the services of one or more of our present management or other key personnel could significantly delay our exploration and development activities as there could be a learning curve of several months or more for any replacement personnel.  Furthermore, competition for the type of highly skilled individuals we require is intense and we may not be able to attract and retain new employees of the caliber needed to achieve our objectives.  Failure to replace key personnel could have a material adverse effect on our business, financial condition and operations.

Each of our Chief Executive Officer, our Chief Operating Officer and our Interim Chief Financial Officer has other substantial business activities that limit the amount of time that he can devote to managing our business.

Our Chief Executive Officer, Luis Saenz, currently serves as the President of another publicly traded company – Loreto Resources Corporation – and our Interim Chief Financial Officer, Eric E. Marin, currently serves as the Interim Chief Financial Officer of that same company.  Accordingly, these officers are only able to devote a portion of their time to our activities.  Our Chief Operating Officer, R. Thomas Currin, Jr., also has other business interests.  This may make it more difficult for our management to respond quickly and completely to challenges and opportunities that we may encounter, may limit our ability to timely consummate strategic transactions and may have an adverse effect on our results of operations.

Difficult conditions in the global capital markets may significantly affect our ability to raise additional capital to continue operations.

The ongoing worldwide financial and credit upheaval may continue indefinitely.  Because of reduced market liquidity, we may not be able to raise additional capital when we need it.  Because the future of our business will depend on our ability to explore and develop the mineral resources on our existing properties and to complete the acquisition of one or more additional mineral resource properties for which, most likely, we will need additional capital, we may not be able to complete such development and acquisition projects or develop or acquire revenue producing assets.  As a result, we may not be able to generate income and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely.

Being a public company has increased our expenses and administrative workload.

As a public company, we must comply with various laws and regulations, including the Sarbanes-Oxley Act of 2002 and related rules of the SEC.  Complying with these laws and regulations requires the time and attention of our board of directors and management, and increases our expenses.  Among other things, we must:

•
maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	maintain policies relating to disclosure controls and procedures;

•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•	institute a more comprehensive compliance function, including with respect to corporate governance; and

•	involve to a greater degree our outside legal counsel and accountants in the above activities.

In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance.  In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage.  These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors, particularly directors willing to serve on an audit committee which we expect to establish.

RISKS RELATED TO OUR COMMON STOCK

There is not now, and there may not ever be, an active market for our common stock.

There currently is a limited public market for our common stock.  Further, although our common stock is currently quoted on the OTC Bulletin Board (the “OTCBB”), trading of our common stock may be extremely sporadic.  For example, several days may pass before any shares may be traded.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time.  There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained.  This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq National Market, we expect our common stock to remain eligible for quotation on the OTCBB, or on another over-the-counter quotation system.  In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock.  In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.  This would also make it more difficult for us to raise capital.

Our common stock is subject to the “penny stock” rules of the SEC and FINRA’s sales practice requirements, and the trading market in our common stock is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

In addition to the "penny stock" rules promulgated by the SEC, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us, our strategic partners or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such company.  Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

Compliance with U.S. securities laws, including the Sarbanes-Oxley Act, will be costly and time-consuming.

We are a reporting company under U.S. securities laws and are obliged to comply with the provisions of applicable U.S. laws and regulations, including the Securities Act of 1933, the Securities Exchange Act of 1934, and the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, and the rules and regulations of the relevant U.S. market, in each case, as amended from time to time.  Preparing and filing annual and quarterly reports and other information with the SEC, furnishing audited reports to stockholders and other compliance with these rules and regulations will involve a material increase in regulatory, legal and accounting expenses and the attention of management, and there can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

We do not anticipate dividends to be paid on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future.  We expect to use future earnings, if any, to fund business growth.  Therefore, stockholders will not receive any funds absent a sale of their shares.  We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

If securities analysts do not initiate coverage or continue to cover our common stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our common stock.

The trading market for our common stock may be affected by, among other things, the research and reports that securities analysts publish about our business and the Company.  We do not have any control over these analysts.  There is no guarantee that securities analysts will cover our common stock.  If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price.  If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline.  If one or more of these analysts ceases to cover us or fails to publish regular reports on us, then we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

State Blue Sky registration – potential limitations on resale of the shares.

The holders of the shares of our common stock and persons who desire to purchase the shares in any trading market that might develop in the future, should be aware that there may be significant state law restrictions upon the ability of investors to resell the securities.  Accordingly, investors should consider the secondary market for our securities to be a limited one.  It is the intention of our management to seek coverage and publication of information regarding us in an accepted publication which permits a “manuals exemption.”  This manuals exemption permits a security to be sold by shareholders in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by that state.  The listing entry must contain (i) the names of issuers, officers, and directors, (ii) an issuer’s balance sheet, and (iii) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations.  The principal accepted manuals are those published by Standard and Poor’s, and Mergent, Inc.  Many states expressly recognize these manuals.  A smaller number of states declare that they recognize securities manuals, but do not specify the recognized manuals.  Among others, the following states do not have any provisions and, therefore, do not expressly recognize the manuals exemption:  Alabama, California, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont, and Wisconsin.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby.  We are currently authorized to issue an aggregate of 300,000,000 shares of capital stock consisting of 290,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our  Board of Directors.  As of October 29, 2010, there were 87,109,033 shares of our common stock and no shares of our preferred stock outstanding.  There are 5,000,000 shares of our common stock reserved for issuance under our 2009 Equity Incentive Plan (the “2009 Plan”).  These numbers do not include shares of our common stock issuable upon the exercise of outstanding options and warrants and conversion of outstanding convertible promissory notes.

Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity.  As described above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.  We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes.  Our Board of Directors may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our certificate of incorporation.  The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect.  Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock.  There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded.

We may obtain additional capital through the issuance of preferred stock, which may limit your rights as a holder of our common stock.

Without any stockholder vote or action, our Board of Directors may designate and approve for issuance shares of our preferred stock.  The terms of any preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our common stock.  The designation and issuance of preferred stock favorable to current management or stockholders could make any possible takeover of us or the removal of our management more difficult.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include in our annual reports on Form 10-K, an assessment by management of the effectiveness of our internal control over financial reporting.  While we intend to document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management may not be able to conclude that our internal control over financial reporting is effective.  Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the price of our common stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404.  Our compliance with Section 404 will require that we incur accounting expense and expend management efforts.  We currently do not have an internal audit group, and we will need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404.

Any material weaknesses or significant deficiencies in our control systems may affect our ability to comply with SEC reporting requirements and any applicable listing standards or cause our financial statements to contain material misstatements, which could negatively affect the market price and trading liquidity of our common stock and cause investors to lose confidence in our reported financial information, as well as subject us to civil or criminal investigations and penalties.

OTHER RISKS

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.  Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Mining Properties

The information set forth above under “Business” relating to our properties is incorporated herein by reference.

Corporate Offices

We sublease approximately 800 square feet of office space in Lima, Peru from Loreto Resources Corporation, a Nevada Corporation whose Chief Executive Officer and Interim Chief Financial Officer are also our Chief Executive Officer and Interim Chief Financial Officer.  Our sublease payments, including shared office administration costs, are billed to the company at Loreto Resources Corporation’s cost in proportion to our share of the total space, and totaled $21,859 for fiscal 2010.  The lease provides for a three percent annual rent increase and expires on September 30, 2011.

ITEM 3.	LEGAL PROCEEDINGS

Other than routine litigation arising in the ordinary course of business that we do not expect, individually or in the aggregate, to have a material adverse effect on us, there is no currently pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time may harm our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

As of October 29, 2010, there were 87,109,033 shares of our common stock issued and outstanding, 20,798,460 shares of common stock issuable upon exercise of outstanding warrants, 1,800,000 shares reserved for issuance pursuant to outstanding options granted under our 2009 Equity Incentive Plan and  an award of 2,500,000 restricted shares of common stock granted pursuant under our 2009 Equity Incentive Plan.  In addition, we have an outstanding convertible note that provides that the principal and interest balance due thereon are convertible at the holder’s option pursuant to terms to be mutually agreed upon by us and the holder in writing.  As of October 19, 2010, there was an aggregate of approximately $50,462 of principal and accrued but unpaid interest on such convertible note, however, we and the holder have not yet negotiated the conversion terms thereof.  On October 29, 2010, there were approximately 52 holders of record of our outstanding common stock.  As of that date, there are no shares of our common stock outstanding or issuable upon conversion or exercise of outstanding securities that could be sold under Rule 144.

We granted registration rights to the investors purchasing “Units” consisting of shares our common stock and warrants to purchase shares of our common stock in our private placement offering that closed in June, July and September 2010 (the “2010 PPO”).  We agreed to use our commercially reasonable efforts to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering the shares of common stock included in the Units and the shares of common stock issuable upon exercise of the warrants included in the Units, within 60 days after the final closing of the 2010 PPO (the “Registration Filing Date”) and to have such registration statement declared effective within 180 days of such final closing date (the “Registration Effectiveness Date”).  We will, in certain circumstances, be obliged to pay the holders of such registrable securities liquidated damages if the registration statement is not filed by the Registration Filing Date or declared effective by the Registration Effectiveness Date, or if another Registration Event, as such term is defined in the Registration Rights Agreement, occurs, in the amount of 1% of the purchase price in the 2010 PPO of the Units which are affected by such Registration Event, for each full thirty (30) days during which such Registration Event continues to affect such shares (which shall be pro-rated for any period less than 30 days), up to a maximum of 10% of the purchase price paid in the 2010 PPO for such Units.  We are required to keep the registration statement effective until the earlier of one year from the date the registration statement is declared effective or until all of the registrable securities may be sold under Rule 144 during any 90 day period.

We also granted certain “piggy-back” registration rights covering the shares of common stock included in the Units sold in the 2010 PPO and the shares of common stock issuable upon exercise of the warrants included in such Units with respect to registration statements we may file for our own account or for the account of other security holders or both, with certain exceptions.

We granted “piggy-back” registration rights to the investors purchasing units in our private placement of common stock and warrants that we closed in November and December of 2009 (the “2009 Private Placement”).  If we determine to register for sale for cash any of our common stock for our own account or for the account of others, then the holders of the common stock and warrants issued in the 2009 Private Placement will have the right to have such shares, and the shares of common stock issuable upon exercise of such warrants, included in such registration statement, subject to customary exceptions and scale backs.

If the 2,500,000 shares of our common stock held by Next Lithium cannot be resold under Rule 144 under the Securities Act of 1933 without restriction at any time following the 13th month after closing due to our status as a former “shell” company and our failure to file required reports with the Securities and Exchange Commission, and not because of any fault of Next Lithium, then we must register such shares for resale under the Securities Act.

The 1,500,000 shares of common stock held by Geoxplor carry “piggyback” registration rights until the earlier of: (a) February 16, 2012, or (b) the date on which all such shares may immediately be sold under Rule 144 during any 90-day period.

We have no outstanding shares of preferred stock.

Since July 1, 2006, our common stock had been listed for quotation on the Over-the-Counter Bulletin Board, originally under the symbol “MYTC.”  Our symbol changed to “NNDY” in July 2008 in connection with our name change to NanoDynamics Holdings, Inc.  Our symbol changed to “LIEG” effective November 18, 2009, in connection with our name change to Li3 Energy, Inc.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  Our Common Stock is thinly traded and, thus, pricing of our common stock on the OTCBB does not necessarily represent its fair market value.

Period	High(1)	Low(1)

Fiscal Year Ending June 30, 2009
First Quarter	$0.0646	$0.0243
Second Quarter	0.0646	0.0646
Third Quarter	0.0646	0.0032
Fourth Quarter	0.0038	0.0032

Fiscal Year Ending June 30, 2010
First Quarter	$0.0038	$0.0038
Second Quarter	0.6700	0.0032
Third Quarter	1.0800	0.6700
Fourth Quarter	0.9150	0.3500

(1)
All quotations give retroactive effect to our 3.031578-for-1 forward stock split in the form of a dividend which was effected on July 29, 2008, and our 15.625-for-1 forward stock split in the form of a dividend which was effected on November 16, 2009.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Other than provisions of the Nevada Revised Statutes requiring post-dividend solvency according to certain measures, there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.  Nonetheless, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors adopted, and our stockholders approved, our 2009 Equity Incentive Plan (the “2009 Plan”) on October 19, 2009.  The 2009 Plan reserves a total of 5,000,000 shares of our common stock for issuance pursuant to awards granted thereunder.  If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan.

As of the date of this report, we have outstanding 1,800,000 nonqualified stock options under the 2009 Plan, with a weighted average exercise price of approximately $0.35 per share.  In addition, we have granted an award of restricted stock to MIZ Comercializadora, S. de R.L. under the 2009 Plan with respect to 2,500,000 shares of restricted stock and have granted such entity an option under the 2009 Plan to purchase an additional 1,000,000 shares of our common stock in connection with our employment of R. Thomas Currin, Jr., as Chief Operating Officer.  For all option grants, our Board of Directors has set (or will set) the exercise price of the options at a price equal to or greater than the fair market value of our common stock on the date of grant of the options.  The 250,000 outstanding vested options under the 2009 Plan vested immediately upon their grant, and 200,000 of such options have a five year term and the other 50,000 have a two year term.  The other 600,000 outstanding options under the 2009 Plan vest in three equal installments on each of the first, second and third anniversary of the date of grant and have a ten year term.

The following table provides information as of June 30, 2010, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	800,000	$0.31	4,200,000
Equity compensation plans not approved by security holders	—	n/a	—
Total	800,000	$0.31	4,200,000

(1)	Represents the 2009 Equity Incentive Plan.

See “Executive Compensation” for information regarding individual equity compensation arrangements received by our executive officers pursuant to employment agreements with us.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

The following discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements, which have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred.

Overview and Going Concern

Li3 Energy is an emerging exploration company, focused on the discovery and development of lithium brine deposits on the Puna Plateau of Chile and Argentina and mining projects in Peru.  We have acquired mineral claims prospective for lithium and potassium that cover a total area of 19,500 acres in Peru. We continue to evaluate these properties to determine if they meet our criteria for future development.  We have also acquired an option to purchase mining concessions with respect to approximately 6,670 acres of mining tenements near Pozo Almonte, Chile, from which we expect to produce saleable iodine (aided by the potassium we expect to generate from our prospective lithium carbonate brine properties) nitrate products.  We are currently evaluating additional exploration and production opportunities.

We were incorporated on June 24, 2005, as Mystica Candle Corp. and were originally in the business of manufacturing, marketing and distributing soy-blend scented candles and oils. We determined that we could not continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, we redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. In July 2008 we changed our name from Mystica Candle Corp. to NanoDynamics Holdings, Inc., to facilitate discussions with NanoDynamics, Inc., a Delaware corporation, regarding a possible business combination. However, we determined not to proceed with that business combination.  In October 2009, we changed our name from NanoDynamics Holdings, Inc., to Li3 Energy, Inc., as we refocused our business strategy on the energy sector and lithium mining opportunities.

Going Concern

In the course of our development activities, we have sustained and continue to sustain losses.  We do not anticipate positive cash flow from operations before 2013 and cannot predict if and when we may generate profits.  In the event we identify commercial reserves of minerals and lithium, we will require substantial additional capital to develop those resources. We expect to finance our operations primarily through future financings. However, there exists substantial doubt about our ability to continue as a going concern because there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.   Therefore, there is substantial doubt as to our ability to continue as a going concern. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.

Our ability to complete additional equity or debt offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of us and the offering terms. In addition, our ability to complete an offering may be dependent on the status of our exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary in the event we are unable to continue as a going concern.

Chile

On August 3, 2010, we acquired all of the outstanding share capital of Alfredo, which, through its Chilean subsidiary PRMC, has an option to purchase mining concessions with respect to approximately 6,670 acres of mining tenements near Pozo Almonte, Chile, pursuant to an Option to Purchase Agreement. We issued an aggregate of 10,000,000 shares of our common stock (the “Purchase Price Shares”) to the Sellers and their designees.  Of the Purchase Price Shares, 8,800,000 that we issued directly to the Sellers are subject to an 18-month lock-up period.  If and when the following milestones are achieved with respect to a mine that we may dig on the Alfredo Property to recover iodine or nitrate (the “Alfredo Mine”), we will be required to make the following additional payments to the Sellers:

•	$1,000,000 upon our Board of Directors’ resolution to commence final engineering and design of the Alfredo Mine;

•	A further $2,000,000 upon our Board of Directors’ resolution to commence construction of the Alfredo Mine; and

•	A further $2,500,000 upon commencement of commercial production from the Alfredo Mine (meaning production at a rate of 75% of design capacity for 3 months).

Sellers have the right to take any or all of the above milestone payments in shares of our common stock instead of cash, valued at the greater of (i) $0.25 per share and (ii) the average of the closing price for our common stock on the 30 trading days immediately preceding the relevant payment date.  We are under no obligation to achieve or pursue any of the milestones.

We granted the Sellers preemptive rights in certain future financing transactions by us, provided that Sellers still own at least 50% of the Purchase Price Shares.  Such preemptive rights are subject to customary exceptions, and generally give Sellers the right to purchase up to 25% of the securities that we sell in any offering to which they apply.

Upon our completion of Canadian National Instrument 43-101 Inferred Resource Reports on the Alfredo Property and on at least one lithium property in Argentina, Sellers will have the right to subscribe for shares of our common stock having an aggregate purchase price of at least $2,500,000 up to a maximum of $10,000,000.  If Sellers exercise this option, then Sellers will pay a price per share equal to the greater of (i) $0.25 per share, or (ii) the thirty day volume-weighted average price of our common stock on its principal market at the time we notify Sellers of our having completed the relevant 43-101 Inferred Resources Reports.

Through PMRC, we have the option to acquire 100% of the six mining concessions constituting the Alfredo Property.  We must make periodic payments aggregating $360,000 between June 30, 2010 and December 30, 2010.  We paid $80,000 in August 2010 and must make payments of $100,000 by October 30, 2010 and $180,000 by December 30, 2010 in order to maintain our option rights.  If we fail to make the required payments, our option rights will be lost.  Then, in order to exercise the option and purchase the Alfredo Property, we must pay the option exercise price of $4,860,000 by March 30, 2011.

In addition, we estimate that we would require approximately $8.5 million in order to develop the Alfredo Property to the stage of a completed feasibility study.

Argentina

Puna Lithium Corporation, Lacus Minerals S.A and Noto Energy S.A Transactions

On March 12, 2010, the Company entered into an assignment agreement (the “Assignment Agreement”) whereby the Company would purchase all of Puna Lithium Corporation’s (“Puna”) interests in and rights under a letter of intent dated November 23, 2009, as amended (the “Letter of Intent”) entered into by Puna, Lacus Minerals S.A. (“Lacus”), and the shareholders of Noto Energy S.A..  The Company entered into a Master Option Agreement with Lacus (the “Master Option Agreement”), for the acquisition of three options (collectively, the “Options”) to acquire up to an 85% interest in: (a) approximately 70,000 acres situated on prospective brine salars in Argentina, known as Rincón, Centenario and Pocitos (the “Master Lacus Properties”); and (b) salt-mining claims on approximately 9,000 additional acres in certain other areas of mutual interest on some of those same salars (the “Third Parties Properties” and, together with the Master Lacus Properties, the “Lacus Properties”) that may be acquired upon exercise of the two options (collectively, the “Third Parties Options”).

In accordance with the Assignment Agreement, the Company was also required to issue 8,000,000 shares of common stock to Puna upon the date of the closing (“Closing”) as defined in the Master Option Agreement.  As the Closing did not occur, the Company did not issue the 8,000,000 shares of common stock.

In March 2010, we also entered into an agreement to acquire 100% of the issued and outstanding shares of Noto Energy S.A., an Argentinean corporation ("Noto"), which beneficially owns a 100% interest over 2,995 acres situated on brine salars in Argentina, known as Cauchari. In July 2010, we closed on the acquisition of Noto.

As consideration for entering the Master Option Agreement and as a condition to maintain the first Option in good standing until exercised, we have paid $942,178 to Lacus (of which $700,000 pertained to work commitments), and were to pay $500,000 to Lacus on or before March 12, 2011.  We were to complete $1,688,000 in additional work commitments on or before August 31, 2010, and a further $1,312,000 in work commitments a year from closing. However, following termination of the Master Option Agreement, we have made no further payments.

In August 2010, our Board of Directors determined that the brine chemistry results from surface pit sampling on the Rincon, Pocitos and Centerario salars did not meet our criteria for economic brine reserves and that funding of a drilling program should be suspended.  Subsequently, we received a notice from Lacus purporting to terminate the Master Option Agreement and a related services agreement because of our failure to pay certain amounts alleged to be due under these agreements. Accordingly, we have made no further payments under the Master Option Agreement.  We have recorded $965,000 of exploration expenses related to our obligations under the Master Option Agreement.

Nevada

Under the CSV, LM and MW Option Agreement, we paid to Geoxplor $236,607. We also agreed to pay additional amounts totaling $75,000 contingent upon future events which had not occurred as of the date of our financial statements or this filing.  Under the BSV Option Agreement, we were required to pay to Geoxplor $100,000 on June 30, 2010.   The $100,000 owed to GeoXplor is recorded in accrued expenses as of June 30, 2010.  Under both the Nevada option agreements, we would have paid Geoxplor a 3.0% net smelter return royalty on the proceeds from production of all ores, minerals, metals, concentrates and mineral resources (an “NSR”) derived from mining operations on the related properties.

We acquired the options on the Nevada Claims in exchange for 4,000,000 restricted shares of our common stock.   2,500,000 of these shares of our common stock are being held in escrow until March 2011 against any indemnifiable liabilities that may arise.

We have subsequently determined that these properties do not meet the requirements of our technical and business strategy criteria and have decided not to pursue these options.  As of the date of this filing, we have not paid the $100,000 payable under the BSV Option Agreement on June 30, 2010.

Subsequent to year-end, we were also obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes, which we have not paid.

Peru

On February 23, 2010, we acquired 100% of the assets of the Loriscota, Suches and Vizcachas Projects for an aggregate purchase price of $50,000.  We currently do not anticipate spending material amounts on exploration work with respect to these projects over the next 12 months.

If we succeed in acquiring any other projects, then we would expect to incur additional financial commitments with respect to such properties that are not reflected in the above discussion.

Results of Operations

The following is a comparison of our results of operations for the years ended June 30, 2010 and 2009.

Revenues

We had no revenues during the years ended June 30, 2010 and 2009, respectively.

Operating Expenses

Mineral Rights Impairment Expense

During the years ended June 30, 2010 and 2009, mineral rights impairment expense was $4,718,785, and $0, respectively.  The increase for the year ended June 30, 2010 is a result of the impairment of the Puna ($742,178) and Nevada ($3,976,607) projects.  In each of these projects, after further review, we determined that the projects did not meet our requirements for additional mining development activities.

Exploration expenses

During the years ended June 30, 2010 and 2009, we incurred exploration expenses of $2,335,779 and $0, respectively.  The expenses incurred during the year ended June 30, 2010 related to our efforts to secure strategic mineral rights in North and South America and include direct expenses, consulting expenses in connection with prospective mining operation investment opportunities, and travel.

General and administrative Expenses

During the years ended June 30, 2010 and 2009, we incurred general and administrative expenses of $2,762,102 and $63,364, respectively.  The increase in expenses incurred related primarily to consultancy fees, travel expenses and professional fees incurred in connection with the day-to-day operation of our business.

Other Income (Expense)

Other expense for the year ended June 30, 2010, was $6,232,016 compared to other expense of $4,541 for the year ended June 30, 2009, and increased primarily due to our recognition, during the year ended June 30, 2010, of an unrealized loss from the increase in the fair value of the derivative liability related to our outstanding warrant instruments of $6,223,547. Interest income in the amount of $4,404 was earned on our cash deposits during the 2010 fiscal year as compared to $11 during the 2009 fiscal year. Interest expense amounted to $7,713 during the year ended June 30, 2010 as compared to $4,552 during the year ended June 30, 2009, and were incurred in connection with interest bearing notes that we sold to finance our short-term working capital needs.  During the years ended June 30, 2010 and 2009, we incurred a loss on foreign currency translation of $5,160 and $0, respectively, and such losses related to our operations in Peru.

Liquidity and Capital Resources

Overview

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been debt and proceeds from the sale of Units in two private placements.

Although we have begun the acquisition of certain mining properties, any of such properties that we may acquire will require exploration and development that could take years to complete before it begins to generate revenues.  There can be no assurances that we will be successful in acquiring such properties or that if we do complete acquisitions, properties acquired will be successfully developed to the revenue producing stage.  If we are not successful in our proposed mining operations, our business, results of operations, liquidity and financial condition will suffer materially.

Various factors outside of our control, including the price of lithium and other minerals, overall market and economic conditions, the downturn and volatility in the US equity markets and the trading price of our common stock may limit our ability to raise the capital needed to execute our plan of operations.  We recognize that the US economy is currently experiencing a period of uncertainty and that the capital markets have been depressed from recent levels.  These or other factors could adversely affect our ability to raise additional capital.  As a result of an inability to raise additional capital, our short-term or long-term liquidity and our ability to execute our plan of operations could be significantly impaired.

In November and December 2009, we raised gross proceeds of $3,500,000 ($3,339,524 after offering expenses) from the sale of units of our equity securities in our 2009 Private Placement.  We sold an aggregate of 14,000,000 units, each consisting of (i) one share of our common stock, (ii) five-year warrants to purchase one-half of one (0.5) share of common stock at an exercise price of $0.50 per whole share and (iii) five-year warrants to purchase one-half of one (0.5) share of common stock at an exercise price of $1.00 per whole share. Under the anti-dilution provisions of these warrants, as a result of the 2010 offering described below, the exercise prices of the warrants were adjusted to $0.4788 and $0.9026 per whole share, respectively.

In June, July and September 2010, we raised gross proceeds of $1,540,000 ($1,237,906 after offering expenses) from the sale of units of our equity securities in our 2010 Private Placement.  We sold an aggregate of 6,160,000 units, each consisting of (i) one share of our common stock and (ii) a warrant to purchase one share of common stock at an exercise price of $0.50 per share. The warrants will be exercisable until September 13, 2015.

In addition to utilizing our capital to acquire properties and pay other corporate costs, we periodically issue shares of our common stock as consideration in lieu of cash to conserve our cash and meet our obligations.  We likely will continue to issue common stock for these purposes where feasible, if we determine that it is in our economic best interests.

We have been using the net proceeds from the 2009 and 2010 private placements towards the implementation of our business development plan and for general working capital purposes.  We will require additional capital to pay our obligations and to execute our exploration and development plans for our existing lithium mining properties and any others that we may be successful in acquiring.  We plan to seek to raise such capital through additional sales of our equity or debt securities.  There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs.  If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans or meet our ongoing operational working capital needs.

At June 30, 2010, we had cash and cash equivalents of $302,821, as compared to $9,703 at June 30, 2009.  The increase in cash and cash equivalents from June 30, 2009 to June 30, 2010 was due to cash provided from the net proceeds from the issuance of common stock of ($4,089,320), partially offset by cash used in operating activities ($2,377,417) and cash used in investing activities ($1,418,785).

Accounts payable and accrued expenses increased by $1,630,892 to $1,639,650 at June 30, 2010, from $8,758 at June 30, 2009.  The increase was primarily attributable to mineral acquisition costs and the additional legal and professional fees associated with the ramping up of our business and costs related to the 2009 and 2010 private placements.

Our liquidity could be materially adversely affected by claims related to the termination of the Argentinean and Nevada projects if we are required to fulfill the obligations contemplated in these agreements.

We expect to require an aggregate of approximately $11 million over the next 12 months to pay our acquisition costs and exploration and development costs and other liabilities associated with the various projects described above as well as our currently anticipated general and administrative and other costs.  Furthermore, if we succeed in acquiring any other projects, then we would expect to incur additional financial commitments with respect to such projects.  We will require substantial additional funds to execute our planned activities over the next 12 months.  While we may seek to raise such funds through the sale of our equity or debt securities, there can be no assurance that we will be able to do so in a timely manner, on reasonably favorable terms or at all.  If our financing efforts are unsuccessful, then we will need to reduce our planned activities or cease operations altogether.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred.  Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If we do not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Share-based Payments

We determine the fair value of stock option awards granted to employees in accordance with FASB ASC Topic No. 718 – 10 (formerly SFAS No. 123(R), “Share-Based Payments”) and to non-employees in accordance with FASB ASC Topic No. 505 – 50 (formerly EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”).

Fair Value of Equity Transactions

Many of or equity transactions require us to determine the fair value of an equity instrument in order to properly record the transaction in our financial statements. Fair value is generally determined by applying widely acceptable valuation models, (e.g., the Black Scholes and binomial lattice valuation models) using the trading price of the underlying instrument or by comparison to instruments with comparable maturities and terms.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM , (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it issues Accounting Standards Updates (ASU’s). The FASB does not consider ASU’s as authoritative in their own right; rather these updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles.  We adopted SFAS No. 168 in the first quarter of 2010, and we will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

Effective July 1, 2009, we adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock). The adoption of FASB ASC Topic No. 815 – 40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity.  Down-round provisions reduce the exercise price of a warrant or convertible instrument and/or modify the potential shares issuable if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluate whether warrants or convertible instruments contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective debt, warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of, and for the years ended, June 30, 2010 and 2009, and for the period from June 24, 2005 (inception) through June 30, 2010, are included beginning on Page F-1 immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

The chief executive officer and the chief financial officer have concluded, based on their evaluation as of June 30, 2010 that, as a result of the material weaknesses described below, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company.

(b) Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, (as defined in the Exchange Act) Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this report (the “Evaluation Date”). The following material weaknesses were noted in the evaluation of our internal controls over financial reporting:

•	There are inadequate controls over the creation and posting of journal entries to ensure they are authorized, accurate, complete and timely.

•	There are inadequate controls over the timely quantification, recording and disclosure of amounts due under contractual obligations.

•	There are inadequate controls over the valuation of financial instruments.

•	We have not established an Audit Committee independent of management.

•	We did not maintain proper financial statement close procedures to ensure our financials statements were filed with the SEC on a timely basis.

These material weaknesses have been disclosed to our Board of Directors, and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to consult with our auditors to ensure that our controls and procedures are adequate and effective.

As a result of the existence of these material weaknesses as of June 30, 2010, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2010, based on the criteria set forth by the COSO in Internal Control-Integrated Framework.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our independent registered public accounting firm because smaller reporting companies are exempt from this requirement.

(c) Changes in Internal Controls.

There were no changes in our internal controls over financial reporting, known to the chief executive officer or to the chief financial officer that occurred during the fourth quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On October 25, 2010, Antonio Ortúzar resigned as a member of our Board of Directors.  Mr. Ortúzar did not have any disagreement with us on any matter relating to our operations, policies or practices.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed
Luis Francisco Saenz	40	Chief Executive Officer and Director	October 19, 2009
David Rector	63	President, Treasurer, Secretary and Director	June 6, 2008
Eric E. Marin	48	Interim Chief Financial Officer	January 13, 2010
R. Thomas Currin, Jr.	54	Chief Operating Officer	August 11, 2010
Anthony Hawkshaw	57	Director	December 10, 2009
Kjeld Thygesen	63	Director	December 10, 2009
David G. Wahl	66	Director	February 18, 2010

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Our executive officers are appointed by the Board of Directors and serve at its pleasure.

The SPA with the Alfredo Sellers provides the Sellers with the right to designate one or more persons to be nominated for election to our Board of Directors if Sellers hold at least 10% of our outstanding common stock.  The number of such nominees that Sellers may designate will be the greater of (i) one and (ii) a portion of our full Board that is proportional to Sellers’ ownership of our outstanding common stock (rounding down).  This right would allow the Sellers to nominate one Board member at the date of this filing.  To date, the Sellers have not exercised their right to nominate Board members.

Certain biographical information for each of our executive officers and directors is set forth below.

Luis Francisco Saenz joined our Board of Directors on October 19, 2009.  Mr. Saenz has been our Chief Executive Officer since October 19, 2009.  Mr. Saenz does not have an employment agreement with us and receives no cash compensation for his services to us.  Mr. Saenz has over 18 years of experience in the mining industry.  He is currently, and has been since July 21, 2008, the CEO and President and a Director of the publicly traded Loreto Resources Corporation (LRTC.OB).  Mr. Saenz was formerly employed at Standard Bank (“Standard”) with Standard’s investment banking unit, Standard Americas, Inc.  Mr. Saenz joined Standard in New York in 1997 and relocated to Peru in 1998 to establish Standard’s Peru representative office.  While in Peru, Mr. Saenz led Standard’s mining and metals organization effort in the Latin America region.  Mr. Saenz returned to New York in 2007 to head Standard’s mining and metals team in the Americas.  Mr. Saenz previously worked for Pechiney World Trade in the base metals trading area before joining Merrill Lynch as Vice-President for Commodities in Latin America.  Mr. Saenz graduated from Franklin and Marshall College in 1991 with a Bachelor of Arts degree in economics and international affairs.

As a result of Mr. Saenz’s outside activities, in particular his service as President of Loreto Resources Corporation, Mr. Saenz only devotes his part-time efforts to our activities.

David Rector joined our board of directors on June 6, 2008.  Mr. Rector has served as our President, Treasurer and Secretary since June 6, 2008, and he also served as our Chief Executive Officer from June 6, 2008 until October 19, 2009 and as our Chief Financial Officer from June 6, 2008 until January 13, 2010.  Mr. Rector served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Nevada Gold Holdings, Inc. (formerly known as Nano Holdings International, Inc.) from April 19, 2004 through December 31, 2008.  He has served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Standard Drilling, Inc. since November 2007, and of Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.) since September 30, 2008.  Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience from June 2004 to December 2006, when he resigned as an officer and Director of Nanoscience.  Mr. Rector also served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of California Gold Corp. (f/k/a US Uranium, Inc.) from June 15, 2007 to July 11, 2007 and again from August 8, 2007 to November 12, 2007.  Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From January 1995 until June 1995, Mr. Rector served as the General Manager of the Consumer Products Division of Bemis-Jason Corporation. Mr. Rector was employed by Sunset Designs Inc., a manufacturer and marketer of consumer product craft kits from June 1980 until June 1985. From June 1983 until June 1985, Mr. Rector served as President and General Manager of Sunset, from August 1981 until May 1985, Mr. Rector served as an Administrative and International Director of Sunset, and from June 1980 until August 1981, Mr. Rector served as Group Product Manager for Sunset.

Mr. Rector currently serves, or has served during the last five years, on the Board of Directors of each of the following public companies for the respective tenures indicated below.

Public Company Name	Tenure as Director
Senesco Technologies, Inc. (AMEX:SNT)	February 2002-present
Dallas Gold & Silver Exchange (AMEX:DSG)	May 2003-present
Nevada Gold Holdings, Inc. (NGHI.OB)	April 2004-present
US Uranium, Inc. (USUI.OB)	June 2007-present
California Gold Corp. (CLGL.OB)	June 2007-present
Standard Drilling, Inc.(STDR.PK)	November 2007-present
Universal Gold Mining Corp. (FEDS.PK)	September 2008-present
RxElite, Inc. (RXEI.OB)	September 2007-February 2009
Superior Galleries, Inc. (SPGR.OB)	May 2003-May 2007
Nanoscience Technologies, Inc. (NANS.OB)	June 2004-December 2006

Mr. Rector obtained his Bachelor’s Degree in Business Administration from Murray State University in 1969.

Eric E. Marin has been our interim Chief Financial Officer since January 13, 2010.  Since March of 2009, Mr. Marin has been the interim chief financial officer of Loreto Resources Corporation.  Mr. Marin has worked in the Management and Information Technology Consulting business for almost 20 years.  Mr. Marin is the President and CEO of Marin Management Services, a privately-held consultancy firm offering management, financial, and information technology consulting services to companies.  From April 2006 to April 2009, Mr. Marin was a vice president of Quorum Business Solutions where he was responsible for building and managing client relations and overseeing operational budget, strategic planning, business development and organizational leadership services for various Fortune 500 companies.  Prior to that, from December 2003 through March 2006, Mr. Marin was the president and founder of Marin Medical Services LLC, a company providing front and back-office services to the healthcare industry.  From April 1996 to November 2003, Mr. Marin was a partner with Accenture Ltd. where Mr. Marin was responsible for providing management and IT consulting services to Fortune 100 companies.  From February 1994 to April 1996, Mr. Marin was project manager of Insource Management Group, where he managed IT consulting services for a number of companies.  Mr. Marin received a Masters of Business Administration degree from the University of Houston in 1992, and a Bachelor of Science degree in Computer Science from Texas A&M University in 1986.

As a result of Mr. Marin’s outside activities, in particular his service as Interim Chief Financial Officer of Loreto Resources Corporation, the amount of time that Mr. Marin has to devote to our activities is limited.

R. Thomas Currin, Jr., has been our interim Chief Operating Officer since August 11, 2010.  Mr. Currin is the founder and President, since 1993, of Limtech Technologies, Inc., a privately held company providing engineering services, lithium chemical products and recycling services to the lithium chemical industry.  From June 2004 to June 2009, Mr. Currin served as Chairman of Limtech Carbonate, Inc., a privately held Canadian company which declared bankruptcy in June 2009 and was liquidated in August 2009.  From 1981 to 1993, Mr. Currin served in various capacities with FMC, Inc., a diversified chemicals, mining and machinery company, including as Division Planning Coordinator for FMC’s Lithium Division.  Prior to FMC, Mr. Currin was Production and Process Engineer from 1978 to 1981 of Reynolds Metals Company, an international mining and chemical company.  Mr. Currin earned a Bachelor of Science degree in Chemical Engineering from North Carolina State University in 1978.  Mr. Currin holds or has held memberships in the Combustible Metals Committee of the National Fire Protection Association, in the Metals Section Executive Committee of the National Safety Council and in the American Institute of Chemical Engineers.

Anthony Hawkshaw was appointed to our Board of Directors on December 10, 2009.  Mr. Hawkshaw is the current CFO and a director of Rio Alto Mining Limited (TSX.V: RIO), and has been a director of Statesman Resources Ltd (TSX.V: SRR) since 2006.  Mr. Hawkshaw has over 25 years experience in the mining industry, and has extensive experience in the marketing of metals in refined and concentrate form and in metals trading.  He has arranged debt, equity and convertible debt financings with institutional investors, commercial banks and multilateral lending agencies.  From 2005 to 2007, Mr. Hawkshaw was the CFO of Grove Energy Limited, a London and Toronto listed oil and gas development company.  In 2004, Mr. Hawkshaw was the CFO of Chariot Resources Limited for a period of 12 months.  Prior to Chariot, Mr. Hawkshaw was CFO of Pan American Silver Corp from 1995 to 2003.  Mr. Hawkshaw is a Chartered Accountant and holds a Bachelor Degree in Business Management from the Ryerson University in Toronto.

Kjeld Thygesen was appointed to our Board of Directors on December 10, 2009.  Mr. Thygesen has been a director of Ivanhoe Mines, Ltd. (TSX: IVN - News) since 2001, and has over 30 years experience as a resource analyst and fund manager within the mining industry.  Mr. Thygesen co-founded Lion Resource Management, a specialist investment manager in the mining and natural resources sector, in May 1989 and is currently a Managing Director.  In 1979, Mr. Thygsen joined N.M. Rothschild & Sons Limited as manager of its Commodities and Natural Resources Department with overall responsibility for strategy and management of commodity trusts and precious metal funds.  Mr. Thygesen became an executive director of N.M. Rothschild Asset Management Limited in 1984 and N.M. Rothschild International Asset Management Limited from 1987 until May 1989.  Mr. Thygesen previously worked for James Capel & Co. as part of that company's highly rated research team.  Mr. Thygesen is a graduate of the University of Natal in South Africa and a member of the Institute of Corporate Directors.

David G. Wahl was appointed to our Board of Directors on February 18, 2010.  From 2005 to the present, Mr. Wahl has been the President and CEO of Southampton Associates - Consulting Engineers & Geoscientist, a private consulting concern specializing in mining and technical issues for corporate clients, financial institutions and governments.  From May 2002 to the present, Mr. Wahl has served as a member of the Board of Directors of Temex Resources Corp. (TSX.V: TME, Frankfurt: TQ1), a precious metals and minerals company.  From July 2006 to the present, Mr. Wahl has served as a member of the Board of Directors of Dumont Nickel, Inc., (TSX.V: DNI, Frankfurt: DG7), a holding company for mining properties in certain Canadian provinces.  From August, 2006 to the present, Mr. Wahl has served as a member of the Board of Directors of Latin American Minerals Inc. (TSX.V: LAT), a mineral exploration company.  Mr. Wahl also has served in a technical advisory capacity to certain financial institutions, government agencies, and national legal and accounting firms.  Mr. Wahl is a graduate of the Colorado School of Mines and received a degree as an Engineer of Mines in 1968.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”  Accordingly, our Board of Directors has not determined whether any of its members are “Independent Directors.”

Board Committees

We have not yet established any committees of our Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.  We do not have a nominating committee or a nominating committee charter.  The entire Board of Directors performs all functions that would otherwise be performed by committees.  Given the present size of our board, we do not believe that it is practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee Financial Expert

We have no separate audit committee at this time.  The entire Board of Directors oversees our audits and auditing procedures.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics please make written request to our President c/o Av. Pardo y Aliaga 699 Of. 802, San Isidro, Lima, Peru.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended June 30, 2010 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2010; and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2010 that received annual compensation during such fiscal year in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)

Luis Francisco Saenz	2010	—	—	4,800	—	—	—	—	4,800
Chief Executive Officer (1)

David Rector
President, Treasurer,	2010	6,000	—	—	—	—	—	—	6,000
Secretary and Former Chief	2009	6,000	—	—	—	—	—	—	6,000
Executive Officer (2)

Eric E. Marin
Interim Chief Financial	2010	21,600	—	—	—	—	—	—	21,600
Officer (3)
__________________
(1)
Mr. Saenz was appointed our Chief Executive Officer as of October 19, 2009.  Mr. Saenz does not have an employment agreement with us.  We granted Mr. Saenz 1,500,000 shares of our restricted common stock upon his initial hire, and we have not paid him any other compensation for his services to us as our Chief Executive Officer.

(2)
Mr. Rector has served as our President, Treasurer and Secretary since June 6, 2008.  In addition, from June 6, 2008 until October 19, 2009, Mr. Rector was our Chief Executive Officer.  We pay Mr. Rector a salary of $500 per month for his services to us as our President, Treasurer and Secretary.

(3)
Mr. Marin was appointed our Interim Chief Financial Officer on January 13, 2010.  Mr. Marin is compensated through our Engagement Letter with Marin Management Services, LLC, dated January 7, 2010 (the “Marin Agreement”), pursuant to which we pay $200 per hour for Mr. Marin’s services to us as Interim Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2009 Equity Incentive Plan. (See “Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance under Equity Compensation Plans,” above).  The following table sets forth information regarding stock options held by the Company’s Named Executive Officers at June 30, 2010.

Outstanding Equity Awards at Fiscal Year-End

Option Awards

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date

Luis Saenz, Chief Executive Officer	-	-	-	-	-

David Rector, President, Treasurer, Secretary and Former Chief Executive Officer	-	-	-	-	-

Eric E. Marin, Interim Chief Financial Officer	-	-	-	-	-

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement, including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements with Executive Officers

We do not have employment agreements with any of our executive officers.  However, each of our Interim Chief Financial Officer and our Chief Operating Officer is compensated through an agreement between us and his affiliate.

Engagement Letter with Marin Management Services

Pursuant to the terms of the Marin Agreement, we pay Marin Management Services, LLC, an affiliate of Eric Marin, at the rate of $200 per hour for providing us with Mr. Marin’s services as our Interim Chief Financial Officer.  In addition, the Marin Agreement provides that we shall pay all expenses incurred in providing such services.

Employment Services Agreement with MIZ Comercializadora

We have retained Mr. Currin’s services as our Chief Operating Officer under an Employment Services Agreement, dated as of August 11, 2010, with MIZ Comercializadora, S. de R.L. (“MIZ”), a corporation owned in part by Mr. Currin.  Under the Employment Services Agreement, we will pay MIZ a base fee of $200,000 per year (the “Base Fee”), in monthly installments.  After the first year, the base fee may be increased on each anniversary of the Employment Services Agreement at the sole discretion of our Board of Directors.  We will pay MIZ a signing bonus of $100,000, payable as $10,000 in cash and $90,000 in 236,842 restricted shares of our common stock valued at $0.38 per share, the fair market value on August 11, 2010.  MIZ will be eligible to receive an annual cash bonus.  With respect to the first annual bonus, up to $100,000 will be payable upon the achievement of certain milestones set forth in the Employment Services Agreement, and up to $50,000 will be payable as the Board may determine in its sole discretion, based upon both Mr. Currin’s performance and our performance overall.  The annual bonus in subsequent years will be in such amount (up to 75% of the then applicable base fee) as the Board may determine in its sole discretion, based upon both Mr. Currin’s achievement of certain performance milestones to be established annually by the Board in discussion with MIZ and our performance overall.  In the event the Board and MIZ are unable to agree to milestones, the amount of the bonus shall be determined by the Board on a discretionary basis.

Pursuant to the Employment Services Agreement, we have granted to MIZ an award under the 2009 Plan pursuant to which we shall issue 2,500,000 restricted shares of our common stock (the “Restricted Stock”).  The shares of Restricted Stock vest in installments of between 300,000 and 1,000,000 shares upon the achievement of certain milestones set forth in the Employment Services Agreement, subject to acceleration upon a change of control or a termination of Mr. Currin’s employment by MIZ for Good Reason (as defined in the Employment Services Agreement) or by us for any reason other than for Cause (as defined in the Employment Services Agreement).  If his employment is terminated by us for Cause, or by Mr. Currin for any reason other than Good Reason, then all unvested Restricted Stock will immediately expire.

Pursuant to the Employment Services Agreement, we have granted to MIZ an option to purchase an aggregate of 1,000,000 shares of our common stock under the 2009 Plan, exercisable at a price of $0.38 per share, the fair market value per share of common stock on August 11, 2010, with a term of ten years.  One third of such options vest on each of August 11, 2011, 2012 and 2013.  If we terminate Mr. Currin’s employment for Cause, then all such options, whether or not vested, will immediately expire.  If his employment is terminated voluntarily by MIZ without Good Reason, then all unvested options will immediately expire.  Vested options, to the extent unexercised, will expire one month after the termination of employment (or nine months in the case of his death or permanent disability).  If his employment is terminated (a) in connection with a Change of Control (as defined in the Employment Services Agreement), (b) by us without Cause or (c) by MIZ for Good Reason, then all unvested options will immediately vest and will expire nine months after such event.

Mr. Currin’s employment with the Company is “at-will” and terminable at any time for any reason or for no reason.  If Mr. Currin’s employment is terminated by us without Cause, we must continue to pay MIZ the base fee at the rate then in effect for a period of 18 months and, with respect to the first annual bonus, to the extent the milestones therefor are achieved, pay MIZ a pro rata portion of the annual bonus.  If MIZ terminates the Employment Services Agreement for Good Reason, or in the event of a termination of employment due to a permanent disability, we will continue to pay MIZ the base fee at the rate then in effect for a period of 18 months.

For the duration of the employment period and, unless we terminate Mr. Currin’s employment without Cause, for a period of 18 months thereafter, both MIZ and Mr. Currin have agreed not to directly or indirectly compete with us anywhere within the countries in which we are at that time operating; provided, however, that Mr. Currin may continue to participate in the following previously established business activities through MIZ:  supply of lithium recovery systems (including brine to carbonate systems); lithium recovery from commercial by-products in the United States; technology fees from the development of a high purity lithium carbonate; and agriculture and energy projects in Honduras.

The foregoing is a summary of the principal terms of the Employment Services Agreement, the Restricted Stock and the options granted pursuant thereto, and is qualified in its entirety by the detailed provisions of the relevant documents, which are filed as exhibits to this Annual Report and are incorporated herein by reference.

Compensation of Non-Employee Directors

As of June 30, 2010, we had no formal policy for compensation of our non-employee directors.  Certain of our directors were compensated for their services in shares of common stock or by stock option grants.  Also, their expenses in attending meetings were reimbursed.

Equity Compensation Plan Information

On October 19, 2009, our Board of Directors adopted, and our stockholders approved, the 2009 Equity Incentive Plan (the “2009 Plan”), which reserves a total of 5,000,000 shares of our common stock for issuance under the 2009 Plan.  If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan.

In addition, the number of shares of Common Stock subject to the 2009 Plan, any number of shares subject to any numerical limit in the 2009 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

It is expected that the Compensation Committee of our Board of Directors, or the Board of Directors in the absence of such a committee, will administer the 2009 Plan.  Subject to the terms of the 2009 Plan, the Compensation Committee would have complete authority and discretion to determine the terms of awards under the 2009 Plan.

Grants

The 2009 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (as amended, the “Code”) and stock appreciation rights, as described below:

•
Options granted under the 2009 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless agreed to otherwise at the time of the grant.

•
Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•
The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•
The 2009 Plan authorizes the granting of stock awards. The compensation committee will establish the number of shares of our common stock to be awarded and the terms applicable to each award, including performance restrictions.

•
Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of our common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR.

Duration, Amendment and Termination

The Board has the power to amend, suspend or terminate the 2009 Plan without stockholder approval or ratification at any time or from time to time.  No change may be made that increases the total number of shares of our common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2009 Plan would terminate ten years after its adoption.

Grants to Officers and Directors

On December 9, 2009, the Board approved non-incentive stock option grants under the 2009 Plan to the individual non-employee directors, and in the amounts, listed in the table below.  These options can be exercised at a price of $0.25 per share, the fair market value of our common stock on the date of grant, as determined by the Board, based on the offering price of our common stock sold in relatively contemporaneous private placement transactions, vest in three equal installments on each of the first, second and third anniversaries of the date of grant and expire after ten years.

Name of Optionee	Number of Shares
Douglas Perkins	50,000
Anthony Hawkshaw	50,000
Kjeld Thygesen	500,000

In connection with Mr. Perkins’s departure from our Board on February 18, 2010, the options granted to him on December 9, 2009, terminated.  At such time, Mr. Perkins entered into a consulting arrangement with us, and the Board granted him non-statutory stock options under the 2009 Plan to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share, which option vested immediately and expires after two years.

In addition, the Chief Executive Officer gave Anthony Hawkshaw 50,000 of his common stock shares for services rendered during the year ended June 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of October 29, 2010 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.  Information given with respect to beneficial owners who are not officers or directors of ours is to the best of our knowledge.  However, as we do not have a class of stock registered under the Exchange Act, beneficial owners of our securities are not required to file Williams Act or Section 16 reports, which limits our ability to determine whether a person or entity is a beneficial owner of more than 5% of our common stock and the extent of any such beneficial owner’s holdings or the relationships among beneficial owners.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Li3 Energy, Inc., Av Pardo y Aliaga 699 Of. 802, San Isidro, Lima, Peru.

Title of Class: Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)

David Rector	0		*
Luis Francisco Saenz	1,325,000		1.5%
Eric E. Marin	0		*
Anthony Hawkshaw	66,667	(3)	*
Kjeld Thygesen	566,667	(4)	*
David G. Wahl	0		*

All directors and executive officers as a group (7 persons)	4,695,176	(3)(4)(5)	5.2%

Aton Select Fund Ltd. 3076 Sir Francis Drake's Highway Road Town, Tortola British Virgin Islands	4,357,906	(6)	5.0%

Grafton Resource Investments, Ltd. 11 Albermarle Street London W1S 4HH	12,000,000	(7)	12.9%

Pacific Road Capital Management G.P. Limited, as General Partner of Pacific Road Resources Fund L.P. 89 Nexus Way Camana Bay Grand Cayman KY1-9007 Cayman Islands	7,052,320	(6)(8)	8.1%

Paramount Strategy Corp. Ky1-1303 West Bay Grand Cayman Cayman Islands	6,226,328	(6)	7.1%

Tangocorp, Inc. 802 Grand Pavilion PO Box 10335 APO West Bay Rd. Grand Cayman, Cayman Islands	5,636,844	(6)	6.5%

Mark Tompkins Villa Principe Leopoldo Hotel Via Montalbano 5 6900 Lugano Switzerland	5,684,219	(6)	6.5%

VP Bank (Schweiz) AG Bleicherweg 50 CH-8027 Zurich	4,736,844	(6)	5.4%

*	Indicates less than one percent.

[1]
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes having or sharing voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 29, 2010, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

[2]
Percentages are based upon 87,109,033 shares of Common Stock issued and outstanding as of October 29, 2010, which does not, however, include an additional 2,500,000 shares that we are obligated to issue pursuant to an award of restricted stock granted under the 2009 Plan that was outstanding at such time.

[3]
Includes 16,667 shares of our common stock issuable upon exercise of options granted under the 2009 Plan, which are exercisable within 60 days.  Does not include 33,333 shares of our common stock issuable upon the exercise of options granted under the 2009 Plan, which are not exercisable within 60 days.

[4]
Includes 200,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.  Includes 166,667 shares of our common stock issuable upon exercise of options granted under the 2009 Plan, which are exercisable within 60 days.  Does not include 333,333 shares of our common stock issuable upon the exercise of options granted under the 2009 Plan, which are not exercisable within 60 days.

[5]
Includes 2,500,000 shares of Restricted Stock we are obligated to issue to MIZ Comercializadora, S. de R.L. (“MIZ”) pursuant to a restricted stock grant made under the 2009 Plan.  While such shares are subject to various vesting milestones, MIZ has voting power with respect to such shares unless and until they are forfeited.  Our Chief Operating Officer, R. Thomas Currin, Jr., may be deemed beneficially to own the securities held by MIZ.  Does not include (a) 1,000,000 shares of our common stock issuable upon exercise of options granted under the 2009 Plan which are not exercisable within 60 days.

[6]
Estimate of beneficial ownership, based on information available to us.  The shares indicated as beneficially owned may include shares held in street name, which may have been disposed of and/or acquired without our knowledge.

[7]	Includes 6,000,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.

[8]
Does not include 873,840 shares of our common stock held by each of (a) Pacific Road Capital A Pty. Limited, as trustee for Pacific Road Resources Fund A (“Fund A”) and (b) Pacific Road Capital B Pty. Limited, as trustee for Pacific Road Resources Fund B (“Fund B”), which we believe may be deemed affiliates of the listed stockholder.  Also does not include shares of common stock that may be acquired by the listed stockholder, Fund A and Fund B (collectively, “PR Sellers”) pursuant to an option to subscribe for shares of our common stock having an aggregate purchase price of at least $2,500,000 and up to $10,000,000.  Such option would become exercisable upon our completion of Canadian National Instrument 43-101 Inferred Resource Reports on the Alfredo Property and on at least one lithium property in Argentina.  If this option becomes exercisable, the exercise price per share thereof will be equal to the greater of (i) $0.25 per share, and (ii) the thirty day volume-weighted average price of our common stock on its principal market at the time we notify PR Sellers of our having completed the relevant 43-101 Inferred Resources Reports.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Board of Directors adopted, and our stockholders approved, the 2009 Plan on October 19, 2009.  The 2009 Plan reserves a total of 5,000,000 shares of our common stock for issuance pursuant to awards granted thereunder.  If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan.  As of the date hereof, we have granted option awards under the 2009 Plan exercisable for an aggregate of 1,800,000 shares of our common stock.  In addition, we have granted a restricted stock award under the 2009 Plan pursuant to which we shall issue 2,500,000 shares of common stock.  We have not maintained any other equity compensation plans since our inception.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

We sublease approximately 800 square feet of office space in Lima, Peru, from Loreto Resources Corporation, a Nevada Corporation whose Chief Executive Officer and Interim Chief Financial Officer are also our Chief Executive Officer and Interim Chief Financial Officer.  Our sublease payments, including shared administrative costs, are billed to the company at Loreto Resources Corporation’s cost in proportion to our share of the total space, and will total $21,859 for 2010.

Pursuant to the terms of the Marin Agreement, we pay Marin Management Services, LLC, an affiliate of Eric Marin, at the rate of $200 per hour for providing us with Mr. Marin’s services as our Interim Chief Financial Officer.  In addition, the Marin Agreement provides that we shall pay all expenses incurred in providing such services.

Antonio Ortúzar, who served on our Board of Directors from February 18, 2010, to October 25, 2010, is a Partner in Baker & McKenzie, a law firm that we have engaged to perform certain legal services for us.  We pay for such legal services at the standard rates that the firm charges its unrelated clients.  For our fiscal year ending June 30, 2010, the total legal fees we have incurred to such firm was approximately $30,000.  We have continued to incur legal fees payable to such firm in fiscal 2011.

We have retained Mr. Currin’s services as our Chief Operating Officer under an Employment Services Agreement, dated as of August 11, 2010, with MIZ Comercializadora, S. de R.L. (“MIZ”), a corporation owned in part by Mr. Currin.  The description of such agreement set forth above under “Item 11, Executive Compensation - Employment Services Agreement with MIZ Comercializadora” is incorporated herein by reference.

See “Directors, Executive Officers, and Corporate Governance—Executive Officers and Directors” above for information regarding certain rights of the Alfredo Sellers to designate one or more persons to be nominated for election to our Board of Directors.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”  Accordingly, our Board of Directors has not determined whether any of its members are “Independent Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2010 and 2009 are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2010	Fiscal year ended June 30, 2009
Audit fees (1)	$86,425	$10,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$86,425	$10,000

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Our Board currently has no separate Audit Committee.  Accordingly, the entire Board of Directors functions as our audit committee.  Our Board is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such registered public accounting firm must report directly to the Board.  It is our Board’s policy to approve in advance all audit, review and attest services and all non-audit services (including, in each case, the engagement fees there for and terms thereof) to be performed by our independent auditors, in accordance with applicable laws, rules and regulations.  During fiscal 2010 and 2009, all such services were pre-approved by the Board in accordance with this policy.

Our Board selected GBH CPAs, PC as our independent registered public accounting firm for purposes of auditing our financial statements for the year ended June 30, 2010.  In accordance with Board’s practice, GBH CPAs, PC was pre-approved by the Board to perform these audit services for us prior to its engagement.

Chang G. Park, CPA was our independent registered public accounting firm for purposes of auditing our financial statements for the year ended June 30, 2009, and was pre-approved to perform such audit services for us prior to its engagement.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of Li3 Energy, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

In reviewing the agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about us may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on June 24, 2005 (1)

3.2	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 11, 2008 (2)

3.3	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on October 19, 2009 (4)

3.4	Bylaws of the Registrant (1)

4.1	Form of Investor A Warrant of the Registrant, issued in connection with a private placement of which several closings were held in November and December of 2009 (5)

4.2	Form of Investor B Warrant of the Registrant, issued in connection with a private placement of which several closings were held in November and December of 2009 (5)

4.3	Form of Warrant of the Registrant, issued in connection with a private placement of which several closings were held in June, July and September of 2010 (10)

10.1 †	Registrant’s 2009 Stock Incentive Plan adopted October 19, 2009 (5)

10.2 †	Form of Stock Option Agreement under the Registrant’s 2009 Equity Incentive Plan (5)

10.3	Form of Subscription Agreement between the Registrant and each subscriber in a private placement offering of units (5)

10.4	Split-Off Agreement between the Registrant and John Suk, dated as of October 19, 2009 (8)

10.5	General Release Agreement between the Registrant and John Suk, dated as of October 19, 2009 (8)

10.6	Asset Purchase Agreement, dated as of February 16, 2010, among the Registrant, Next Lithium Corp. and Next Lithium (Nevada) Corp. (7)

10.7
Option Agreement, dated October 30, 2009, among GeoXplor Corp. and the Registrant (as successor to Next Lithium Corp. and Next Lithium (Nevada) Corp.), relating to the CSV Placer Mineral Claims, LM Placer Mineral Claims and MW Placer Mineral Claims (7)

10.8	Option Agreement, dated October 30, 2009, among GeoXplor Corp. and the Registrant (as successor to Next Lithium Corp. and Next Lithium (Nevada) Corp.), relating to the BSV Placer Mineral Claims (7)

10.9	Amendment to CSV, LM and MW Option Agreement, dated as of February 16, 2010, among GeoXplor Corp. and the Registrant (as successor to Next Lithium Corp. and Next Lithium (Nevada) Corp.) (7)

10.10	Amendment to BSV Option Agreement, dated as of February 16, 2010, among GeoXplor Corp. and the Registrant (as successor to Next Lithium Corp. and Next Lithium (Nevada) Corp.) (7)

10.11
Consent to Assignment Agreement, dated as of February 16, 2010, among GeoXplor Corp., Next Lithium Corp., Next Lithium (Nevada) Corp. and the Registrant, relating to the CSV, LM and MW Option Agreement and the BSV Option Agreement (7)

10.12	Registration Rights Agreement, dated as of February 16, 2010, among the Registrant, Next Lithium Corp. and Next Lithium (Nevada) Corp. (7)

10.13	Escrow Agreement, dated as of February 16, 2010, among the Registrant, Next Lithium Corp., Next Lithium (Nevada) Corp. and Gottbetter & Partners, LLP, as escrow agent (7)

10.14 †	Engagement Letter, dated January 7, 2010, between the Registrant and Marin Management Services, LLC (8)

10.15	Assignment Agreement, dated as of March 12 , 2010, between Puna Lithium Corporation and the Registrant (8)

10.16	Master Option Agreement, dated as of March 12, 2010, between Lacus Minerals S.A. and the Registrant (8)

10.17	Share Purchase Agreement, dated as of March 12, 2010, among the Registrant, Beatriz Silvia Vasques Nístico and Daniel Boris Gordon (8)

10.18	Form of Subscription Agreement between the Registrant and each subscriber in the private placement of which several closings were held in June, July and September of 2010 (10)

10.19	Form of Registration Rights Agreement between the Registrant and the subscribers in the private placement of which several closings were held in June, July and September of 2010 (9)

10.20 *	Addendum to Master Option Agreement between Lacus Minerals S.A. and the Registrant, dated as of July 29, 2010

10.21
Stock Purchase Agreement, dated as of August 3, 2010, among the Registrant, Pacific Road Capital A Pty. Limited, as trustee for Pacific Road Resources Fund A, Pacific Road Capital B Pty. Limited, as trustee for Pacific Road Resources Fund B, and Pacific Road Capital Management G.P. Limited, as General Partner of Pacific Road Resources Fund L.P. (11)

10.22 *†	Employment Services Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L.

10.23 *†	Form of Restricted Stock Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L.

14.1	Code of Ethics (3)

16.1	Letter from Chang G. Park, CPA, dated January 22, 2010, to the Securities and Exchange Commission regarding statements included in the Registrant’s Form 8-K, dated January 13, 2010. (6)

21.1 *	List of Subsidiaries

(1)
Filed with the Securities and Exchange Commission on August 19, 2005 as an exhibit to the Registrant’s registration statement on Form SB-2 (SEC File No. 333-127703), which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on July 29, 2008 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on September 25, 2009 as an exhibit to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on October 23, 2009 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on November 16, 2009 as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on January 25, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on March 18, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on May 14, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(9)	Filed with the Securities and Exchange Commission on June 15, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(10)	Filed with the Securities and Exchange Commission on July 19, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(11)	Filed with the Securities and Exchange Commission on August 9, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

*       Filed herewith.

**     This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if and to the extent that the Registrant specifically incorporates it by reference.

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Li3 ENERGY, INC.

Dated: November 3, 2010	By:	/s/ Luis Saenz
Luis Saenz
Chief Executive Officer

	By:	/s/ Eric E. Marin
Eric E. Marin
Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luis Saenz	Chief Executive Officer (principal	November 3, 2010
Luis Saenz	executive officer), and Director

/s/ Anthony Hawkshaw	Director	November 3, 2010
Anthony Hawkshaw

/s/ David Rector	Director	November 3, 2010
David Rector

/s/ Kjeld Thygesen	Director	November 3, 2010
Kjeld Thygesen

/s/ David G. Wahl	Director	November 3, 2010
David G. Wahl

LI3 ENERGY, INC.
(An Exploration Stage Company)
INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of June 30, 2010 and 2009	F-4

Consolidated Statements of Operations for the years ended June 30, 2010 and 2009 and for the period from June 24, 2005 (Inception) through June 30, 2010	F-5

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period from June 24, 2005 (Inception) through June 30, 2010	F-6

Consolidated Statements of Cash Flows for the years ended June 30, 2010 and 2009 and for the period from June 24, 2005 (Inception) through June 30, 2010	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Li3 Energy, Inc.
(formerly NanoDynamics Holdings, Inc.)
(An Exploration Stage Company)
San Isidro, Lima, Peru

We have audited the accompanying consolidated balance sheet of Li3 Energy, Inc. (formerly NanoDynamics Holdings, Inc.) (an Exploration Stage Company) as of June 30, 2010, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 24, 2005 (inception of the exploration stage) to June 30, 2010. These consolidated financial statements are the responsibility of Li3 Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the period from June 24, 2005 (inception) through June 30, 2009 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from June 24, 2005 (inception) through June 30, 2009 include total revenues and net loss of $2,278 and $193,710, respectively. Our opinion on the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from June 24, 2005 (inception) through June 30, 2010, insofar as it relates to amounts for prior periods through June 30, 2009, is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Li3 Energy, Inc., as of June 30, 2010, and the results of its operations and its cash flows for the year then ended and for the period from June 24, 2005 (inception of the exploration stage) to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has negative working capital and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

www.gbhcpas.com
Houston, Texas
October 27, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NanoDynamics Holdings, Inc.
(Formerly Mystica Candle Corp.)
(A Development Stage company)

We have audited the accompanying balance sheet of NanoDynamics Holdings, Inc. (formerly Mystica Candle Corp. (A Development Stage “Company”)) as of June 30, 2009 and the related statements of operations, changes in shareholders’ equity and cash flows for the year then ended and for the period from June 24, 2005 (inception) to June 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NanoDynamics Holdings, Inc. (formerly Mystica Candle Corp.) as of June 30, 2009, and the results of its operations and its cash flows for the year then ended and for the period from June 24, 2005 (inception) to June 30, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Chang G. Park

CHANG G. PARK, CPA

September 2, 2009
San Diego, CA. 92108

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Li3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	As of	As of
	June 30, 2010	June 30, 2009
Assets
Current Assets:
Cash	$302,821	$9,703
Prepaid expenses and advances	56,476	-
Total current assets	359,297	9,703

Mineral rights	340,000	-
Property and equipment, net of accumulated depreciation of $15,249 and $11,350, respectively	3,946	7,845
Total non- current assets	343,946	7,845
Total assets	$703,243	$17,548

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$657,100	$3,921
Accrued expenses	982,550	4,837
Payable to related party	10,671	-
Loans payable	95,000	95,000
Total current liabilities	1,745,321	103,758

Derivative liabilities - warrant instruments	8,029,728	-
Total Liabilities	9,775,049	103,758

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2010 and 2009	-	-

Common stock, $0.001 par value, 290,000,000 shares authorized; 74,625,095 and 121,052,721 shares issued and outstanding as of June 30, 2010 and 2009, respectively	74,625	121,052
Additional paid-in capital	7,095,961	(13,552)
Deficit accumulated during exploration stage	(16,242,392)	(193,710)
Total stockholders' deficit	(9,071,806)	(86,210)
Total liabilities and stockholders' deficit	$703,243	$17,548

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations

			June 24, 2005
	Years Ended		(Inception)
	June 30,		through
	2010	2009	June 30, 2010

Revenues	$-	$-	$2,278

Cost of goods sold	-	-	1,182

Gross profit	-	-	1,096

Operating expenses:
Inventory impairment	-	-	1,469
Mineral rights impairment expense	4,718,785	-	4,718,785
Exploration expenses	2,335,779	-	2,335,779
General and administrative expenses	2,762,102	63,364	2,950,613
Total operating expenses	9,816,666	63,364	10,006,646

Other income (expense):
Unrealized loss – change in fair value of warrant derivative liabilities	(6,223,547)	-	(6,223,547)

Foreign currency – gains/(losses)	(5,160)	-	(5,160)
Interest income	4,404	11	4,415
Interest expense	(7,713)	(4,552)	(12,550)

Net loss	$(16,048,682)	$(67,905)	$(16,242,392)

Basic and diluted loss per share	$(0.19)	$0.00

Weighted average number of common shares outstanding - basic and diluted	83,014,592	121,052,721

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
From June 24, 2005 (Inception) through June30, 2010

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-In	Exploration
	Stock	Amount	Capital	Stage	Total
Balance at June 24, 2005 (Inception)	-	$-	$-	$-	$-
Stock issued for cash on June 24, 2005 at $0.000105 per share	35,526,336	35,526	(31,776)	-	3,750
Stock issued for cash on June 24, 2005 at $0.000105 per share	35,526,336	35,526	(31,776)	-	3,750
Net loss, period ended June 30, 2005	-	-	-	-	-
Balance, June 30, 2005	71,052,672	71,052	(63,552)	-	7,500

Stock issued for cash on March 14, 2006 at $0.0019 per share	47,368,454	47,368	2,632	-	50,000
Net loss, year ended June 30, 2006	-	-	-	(14,068)	(14,068)
Balance, June 30, 2006	118,421,126	118,420	(60,920)	(14,068)	43,432
Net loss, year ended June 30, 2007	-	-	-	(16,081)	(16,081)
Balance, June 30, 2007	118,421,126	118,420	(60,920)	(30,149)	27,351

Stock issued for cash on February 7, 2008 at $0.019 per share	2,631,595	2,632	47,368	-	50,000
Net loss, year ended June 30, 2008	-	-	-	(95,656)	(95,656)
Balance, June 30, 2008	121,052,721	121,052	(13,552)	(125,805)	(18,305)
Net loss, year ended June 30, 2009	-	-	-	(67,905)	(67,905)
Balance, June 30, 2009	121,052,721	121,052	(13,552)	(193,710)	(86,210)

October 2009, cancellation of former officer's shares	(71,052,626)	(71,052)	71,052	-	-

October 2009, stock issued to the chief executive officer for services at $0.0032 per share	1,500,000	1,500	3,300	-	4,800

November 10, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $42,392	6,400,000	6,400	1,018,222	-	1,024,622

November 12, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $5,350	2,120,000	2,120	299,447	-	301,567

November 17, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $31,243	1,820,000	1,820	234,944	-	236,764

December 15, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $4,859	1,900,000	1,900	260,222	-	262,122

December 23, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $76,632	1,760,000	1,760	167,361	-	169,121

December 2009, stock issued to a consultant for services at $0.61 per share	750,000	750	456,750	-	457,500
February 2010, stock issued to a consultant for services at $0.93 per share	375,000	375	348,375	-	348,750

March 12, 2010, stock issued for acquisition of mineral rights at $0.91 per share	4,000,000	4,000	3,636,000	-	3,640,000
June 9, 2010 common stock sold in private placement offering at $0.25 per share, less offering cost totaling $253,204	4,000,000	4,000	284,943	-	288,943

Stock options issued to consultant for services	-	-	114,783	-	114,783

Amortization of stock-based compensation expense	-	-	84,614	-	84,614

Stock issued by CEO to employees and director for services			129,500	-	129,500

Net loss, year ended June 30 , 2010	-	-	-	(16,048,682)	(16,048,682)
Balance, June 30, 2010	74,625,095	$74,625	$7,095,961	$(16,242,392)	$(9,071,806)

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flow

			June 24, 2005
			(inception)
	Year Ended June 30,		through
	2010	2009	June 30,2010
Cash Flows from Operating Activities
Net loss	$(16,048,682)	$(67,905)	$(16,242,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,899	3,900	15,554
Stock-based compensation	1,139,947	-	1,139,947
Unrealized loss on change in fair value of warrant derivative liabilities	6,223,547	-	6,223,547
Inventory impairment	-	-	1,469
Mineral rights impairment expense	4,718,785	-	4,718,785
Changes in operating assets and liabilities:
Increase in inventory	-	-	(1,469)
Increase in prepaid expenses and advances	(56,476)	-	(56,476)
Increase (decrease) in accounts payable	653,179	(644)	657,100
Increase in accrued expenses	977,713	4,552	982,550
Increase in payable to related party	10,671	-	10,671
Net cash used in operating activities	(2,377,417)	(60,097)	(2,550,714)

Cash Flows from Investing Activities
Acquisition of mineral rights	(1,418,785)	-	(1,418,785)
Acquisition of equipment	-	-	(9,500)
Increase in leasehold improvement	-	-	(10,000)
Net cash used in investing activities	(1,418,785)	-	(1,438,285)

Cash Flows from Financing Activities
Increase in loans payable	-	45,000	95,000
Proceeds from issuance of common stock, net of offering costs	4,089,320	-	4,196,820
Net cash provided by financing activities	4,089,320	45,000	4,291,820

Net increase (decrease) in cash	293,118	(15,097)	302,821

Cash at beginning of year	9,703	24,800	-

Cash at end of year	$302,821	$9,703	$302,821

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
Non-cash investing and financing transactions:
Common stock cancelled	$71,052	$-	$71,052
Issuance of common stock for acquisition of mineral rights	$3,640,000	$-	$3,640,000
Fair value of derivative warrant instruments in private offerings	$1,806,181	$-	$1,806,181

See accompanying notes to the consolidated financial statements.

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Li3 Energy, Inc. (“Li3 Energy” or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2005.  Initially, the Company’s principal products were soy-blend wax candles (the “Legacy Business”). In 2009, the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in lithium and industrial minerals mining in North and South America.

On October 19, 2009, the Company filed an amendment to its articles of incorporation with the Secretary of State of the State of Nevada, pursuant to which it changed its name from NanoDynamics Holdings, Inc. to Li3 Energy, Inc., to reflect the Company’s plans to focus its business strategy on the energy sector and related lithium mining opportunities in North and South America.

As of June 30, 2010, the Company had one subsidiary, Li3 Energy Peru SRL, a wholly owned subsidiary in Peru, to explore mining opportunities in Peru and in South America. Subsequently, the Company has established three additional subsidiaries: Alfredo Holdings, Ltd., an exempted limited company incorporated under the laws of the Cayman Islands; Pacific Road Mining Chile, SA, a Chilean corporation (“PRMC”).  PRMC is a subsidiary of Alfredo; and Noto Energy S.A., an Argentinean corporation.

Split-off of Legacy Business

In connection with the discontinuation of the Company’s previous business and the redirecting of its business strategy to focus on lithium and industrial minerals mining in North and South America, the Company split off and sold all of the assets and liabilities of the Legacy Business (the “Split-Off”) to Jon Suk, the Company’s founding stockholder. The Split Off closed on October 19, 2009. As more fully described in a Form 8-K filed by the Company with the SEC on December 14, 2009, the Company contributed all of its assets and liabilities relating to the Legacy Business, whether accrued, contingent or otherwise, and whether known or unknown, to a newly organized, wholly-owned subsidiary, Mystica Candle, Inc., a Nevada corporation (“Split-Off Sub”), and immediately thereafter sold all of the outstanding capital stock of Split-Off Sub to Mr. Suk in exchange for 71,052,626 shares of the Company’s common stock, $0.001 par value per share that Mr. Suk then owned. The 71,052,626 shares surrendered by Mr. Suk have been cancelled.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Principles of Consolidation

The consolidated financial statements include the accounts of Li3 Energy Peru SRL, the Company’s wholly owned subsidiary, after the elimination of significant intercompany accounts and transactions.

b.  Exploration Stage Company

The Company is in the exploration stage in accordance with SEC guidance and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (formerly Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”).  Its activities to date have been limited to capital formation, organization, and development of its business, including acquisition of mineral assets.

c.  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At June 30, 2010, the Company had cash deposits of approximately $298,681 in a single account at a U.S. bank, which is $48,681 in excess of the FDIC’s $250,000 current insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

d.  Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

e.  Property and Equipment

Property and equipment are stated at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated useful lives ranging from 3 to 7 years.

f.   Income Taxes

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

h.   Earnings (Loss) per Share

The Company accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 – 10 (formerly SFAS No. 128, “Earnings per Share”), which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding over the reporting period.  In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation as the effect would be anti-dilutive.  The effects of the 15.625 for 1 forward stock split on October 19, 2009 have been reflected in the Company’s calculation of basic and diluted net loss per share.

i. Foreign Currency

The U.S. dollar is the functional currency of our foreign operating subsidiaries.  The books and records of  our foreign operating subsidiary are remeasured to our functional currency.  Foreign currency transaction gains and losses are included in the statements of operations in accordance with ASC 830.

j.  Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has made significant estimates related to the fair value of the warrant derivative liability, accrued expenses and contingencies.

k.  Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 ” (“SFAS 168”). The FASB Accounting Standards Codification™ , (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles.  The Company adopted SFAS No. 168 in the first quarter of 2010, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

Effective January 1, 2009, the Company adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock). The adoption of FASB ASC Topic No. 815 – 40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity.  Down-round provisions reduce the exercise price of a warrant or convertible instrument and/or modify the potential shares issuable if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluates whether warrants or convertible instruments contain provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective debt, warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

l. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, June 30, 2010, and through the date when the consolidated financial statements were issued.

m. Reclassifications

Certain reclassifications have been to the 2009 financial statements to conform to the current year presentation.

NOTE 3.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company currently has no sources of recurring revenue and has generated net losses of $16,242,392 and negative cash flows from operations of $2,550,714 during the period from June 24, 2005 (inception) through June 30, 2010.

In the course of its development activities, the Company has sustained and continues to sustain losses.  The Company does not anticipate positive cash flow from operations before 2013 and cannot predict if and when the Company may generate profits.  In the event we identify commercial reserves of lithium or other minerals, we will require substantial additional capital to develop those reserves.  The Company expects to finance its operations primarily through future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern because there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, then the Company’s operations would be materially negatively impacted.

The Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of its exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until such time as it can generate sources of recurring revenues and to ultimately attain profitability.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.  MINERAL RIGHTS

Year ended June 30, 2010
Acquisition costs	$5,058,785
Less: impairments	(4,718,785)
Net mineral rights	$340,000

Peru Acquisition

On February 23, 2010, the Company acquired, through a new wholly-owned subsidiary, Li3 Energy Peru SRL, 100% of the assets of the Loriscota, Suches and Vizcachas Projects (the “Projects”) located in the Provinces of Puno, Tacna and Moquegua, Peru.  The assets consist solely of undeveloped mineral rights and were recorded as an asset purchase.  The aggregate purchase price for the assets was $50,000 which was paid in cash and recorded in mineral rights in the consolidated balance sheet as of June 30, 2010.

Alfredo

In connection with our acquisition activities related to the Alfredo property, the Company capitalized $90,000 as mineral rights, which was paid prior to June 30, 2010, but pursuant to the acquisition which closed after June 30, 2010.

Noto Acquisition

Pursuant to an Assignment Agreement dated as of March 12, 2010 (the “Assignment Agreement”), the Company purchased all of Puna Lithium Corporation’s (“Puna”) interests in and rights for the acquisition of Noto Energy S.A. (”Noto”) under a letter of intent dated November 23, 2009, as amended (the “Letter of Intent”), entered into by and among Puna, Lacus Minerals S.A., and the shareholders of Noto Energy S.A. (“Noto Shareholders”), an Argentinian corporation.

On March 12, 2010, the Company entered into a Share Purchase Agreement with the Noto Shareholders (the “Share Purchase Agreement”) for the acquisition of one hundred percent (100%) of the issued and outstanding shares of Noto, an Argentinean corporation which beneficially owns a one hundred percent (100%) undeveloped mineral interest in over 2,995 acres situated on brine salars in Argentina, known as Cauchari (the “Noto Properties”).

Under the Share Purchase Agreement, the Company acquired upon closing on July 30, 2010, one hundred percent (100%) of the issued and outstanding shares of Noto, for $300,000 in cash, of which $200,000 was paid during the year ending June 30, 2010 and recorded in mineral rights in the consolidated balance sheet, and $100,000 was paid subsequent to year-end on July 30, 2010 when the transaction closed. Noto’s only asset was the mineral interest in the Noto Properties.  Accordingly, the entire acquisition price was recorded as mineral rights in July 2010.

Nevada Impairment

On March 12, 2010, pursuant to an Asset Purchase Agreement (the “Nevada APA”) between the Company, Next Lithium Corp., an Ontario corporation, and Next Lithium (Nevada) Corp., a Nevada corporation (together, “Next Lithium”), the Company acquired all of Next Lithium’s interests in and rights under (a) an agreement dated October 30, 2009 and a subsequent amendment (the “CSV, LM and MW Option Agreement, as amended”), pursuant to which GeoXplor Corp., a Nevada corporation (“GeoXplor”), granted to Next Lithium the sole right and option (the “CSV, LM and MW Option”), to acquire a 100% interest in the associated placer mining claims known as the CSV Placer Mineral Claims, LM Placer Mineral Claims and MW Placer Mineral Claims; and (b) an agreement dated October 30, 2009 (the “BSV Option Agreement,” and, together with the CSV, LM and MW Option Agreement, the “Option Agreements”), pursuant to which GeoXplor granted to Next Lithium the sole right and option (the “BSV Option,” and, together with the CSV, LM and MW Option, the “Nevada Options”), to acquire a 100% interest in the association placer mining claims known as the BSV Placer Mineral Claims.

Under the terms of the Nevada APA, the Company acquired the Nevada Options in exchange for 4,000,000 shares of its common stock with a fair value of $3,640,000 on the date of acquisition based on our stock price.  As of June 30, 2010, the 4,000,000 shares are issued, and 2,500,000 of these shares are held in escrow for one year against any indemnifiable liabilities that may arise.

Under the CSV, LM and MW Option Agreement, as amended, the Company paid GeoXplor $236,607. The Company also is obligated to pay amounts totaling $75,000 contingent upon future events which had not occurred as of the date of June 30, 2010.

Under the BSV Option Agreement, as amended, the Company was required to pay to GeoXplor $100,000 on June 30, 2010, which the Company has not paid.  The $100,000 owed to GeoXplor is recorded in accrued expenses as of June 30, 2010.

Upon further analysis of the mineral composition of the Nevada Claims, the Company determined that the Nevada Claims did not meet the Company’s requirements for mining operations planned by the Company, thus the Company terminated the Nevada Options and recorded impairment expense of $3,976,607 for all amounts previously capitalized as mineral rights in the consolidated balance sheet.

These amounts consisted of cash of $236,607 paid to GeoXplor on the closing of the acquisition under the Nevada APA, and common stock issued in connection with the acquisition valued at $3,640,000, and $100,000 owed in connection with the BSV Option Agreement as of June 30, 2010.

Subsequent to year-end, the Company was obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes, which the Company has not paid.

Puna Lithium Impairment

On March 12, 2010, the Company entered into an assignment agreement (the “Assignment Agreement”) whereby the Company would purchase all of the Puna Lithium Corporation’s (“Puna”) interests in and rights under a letter of intent dated November 23, 2009, as amended (the “Letter of Intent”) entered into by Puna, Lacus Minerals S.A. (“Lacus”), and the shareholders of Noto Energy S.A., and the Company entered into a certain Master Option Agreement with Lacus (the “Master Option Agreement”), for the acquisition of three options (collectively, the “Options”), to acquire up to an 85% interest in: (a) approximately 70,000 acres situated on prospective brine salars in Argentina, known as Rincón, Centenario and Pocitos (the “Master Lacus Properties”); and (b) salt-mining claims on approximately 9,000 additional acres in certain other areas of mutual interest on some of those same salars (the “Third Parties Properties” and, together with the Master Lacus Properties, the “Lacus Properties”) that may be acquired upon exercise of the two options (collectively, the “Third Parties Options”).

As consideration to Lacus for entering into the Master Option Agreement (“MOA”), the Company paid Lacus aggregate payments of $942,178, which included $242,178 for acquisition costs and $700,000 for exploration related expenses.  The Company is also required to pay Lacus $500,000 on March 12, 2011 as consideration for the agreement.  As further consideration for entering the MOA and as a condition to maintain the first option under the MOA in good standing until exercised, the Company was to pay $3,000,000 for work commitments on dates to be determined at closing.  The MOA did not close as of June 30, 2010.  On July 30, 2010, the Company and Lacus amended the MOA (“Amended MOA”) to clarify that the work commitment payments were due as follows:  $237,000 due on or before July 30, 2010; $1,079,000 due on or before August 15, 2010; $372,000 due on or before August 31, 2010 and $1,312,000 due over the one year period subsequent to closing of the MOA on a schedule to be determined by the MOA executive committee.

In August 2010, the Company determined that the Rincon, Pocitos and Centerario salars did not meet the Company’s criteria for economic brine reserves, that the work plan recommended by Lacus was not acceptable and that funding of a drilling program should be suspended. Lacus subsequently terminated the Master Option Agreement on August 24 2010.  The Company expensed $742,178 of capitalized acquisition costs as impairment expense in the consolidated statement of operations during the year ended June 30, 2010. In accordance with the Assignment Agreement, the Company was also required to issue 8,000,000 shares of common stock to Puna upon the date of the closing (“Closing”) as defined in the Master Option Agreement.  As the Closing did not occur, the Company did not issue the 8,000,000 shares of common stock. As of June 30, 2010, the Company has recorded $765,000 in accrued expenses related to acquisition costs and exploration expenses under the agreements. The MOA was amended subsequent to June 30, 2010.

Contingent Obligations Related to Terminated Agreements

In connection with our obligations under the Nevada APA and the Puna MOA, the Company may be directly or contingently obligated to fulfill certain commitments for payments under the agreements related to option payments, permitting costs, maintenance costs, and funding requirements under work commitments.  Total unpaid commitments under the Nevada APA and the Lacus MOA including development costs related to these projects were $264,600 and $3,500,000, respectively.  To date, claims amounting to $275,000 have been made by Lacus.  Although the Company believes it will not be required to pay the majority of these commitments under the termination provisions of the respective agreements, it could be obligated for substantial payments.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2010	June 30, 2009
Office leasehold improvement and equipment	$19,195	$19,195
Less: Accumulated depreciation	(15,249)	(11,350)
Net property and equipment	$3,946	$7,845

Depreciation expense for the years ended June 30, 2010 and 2009 was $3,899 and $3,900, respectively.

NOTE 6.   RELATED PARTY TRANSACTIONS

Payable to Related Party

Starting in November 2009, Li3 Energy started utilizing the administrative personnel and office space of a company, with an office located in Lima, Peru in which Li3 Energy’s Chief Executive Officer and Interim Chief Financial Officer function in the same capacities (the “Related Party Company”).  As such, certain net common costs initially paid by the Related Party Company for the year ended June 30, 2010 and 2009, were allocable to Li3 Energy, as follows:

	Year Ended June 30,
	2010	2009
Administrative salaries	$5,100	$-
Rent, utilities and maintenance expenses	16,759	-
	$21,859	$-

During the year ended June 30, 2010, Li3 Energy paid $11,188 to the Related Party Company. As of June 30, 2010, the payable due to the Related Party Company arising from these net common costs amounting to $10,671 is presented as “Payable to related party” in Li3 Energy’s consolidated balance sheet.

Services

One of the Company’s directors is a Partner in a law firm that the Company has engaged to perform certain legal services.  The Company pays for such legal services at the standard rates that the firm charges its unrelated clients.  For the Company’s fiscal year ending June 30, 2010, the total legal fees that the Company incurred to such firm was approximately $30,000.

NOTE 7.  LOANS PAYABLE

The Company issued a $50,000 unsecured Promissory Note dated June 5, 2008 (the”Note”) to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such Note allow for prepayment of the principal and accrued interest any time without penalty. The interest rate is 8% per annum and the maturity date was June 5, 2010. The total interest accrued at June 30, 2010 is $8,298.  This Note is in default as of June 30, 2010 and remains payable to Milestone.

The Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) dated April 30, 2009, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due on November 8, 2010 to Milestone.  The Convertible Note provides that principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date.  The Company and Milestone have not yet negotiated such conversion terms.  The total interest accrued on the Convertible Note at June 30, 2010 is $4,252.

NOTE 8. DERIVATIVE LIABILITIES

The Company determined that warrants, initially exercisable to purchase a total of 14,203,000 shares of common stock, issued in the 2009 Unit Offering and warrants, initially exercisable to purchase a total of 4,000,000 shares of common stock, issued in the June 9, 2010 closing of the 2010 Unit Offering contain provisions that protect holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.  As a result, these warrants were determined to be not indexed to the Company’s own stock.

The warrants issued in connection with the 2009 Unit Offering and the 2010 Unit Offering contain anti-dilution provisions that provide for a reduction in the exercise price of such warrant in the event that future common stock (or securities convertible into or exercisable for common stock) is issued at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the relevant time. The amount of any such adjustment is determined in accordance with the provisions of the relevant warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the relevant time.  In addition, the number of shares issuable upon exercise of the 2010 Unit Offering warrants and all warrants issued to agents under both the 2009 and 2010 unit offerings will be increased inversely proportionally to any decrease in the exercise price, thus preserving the aggregate exercise price of the warrants both before and after any such adjustment.

The fair values of these 2009 Unit Offering warrants and 2010 Unit Offering warrants was recognized as derivative warrant instruments at issuance and will be measured at fair value at each reporting period.  The Company measured the fair value of these warrant instruments as of June 30, 2010, and recorded $6,223,547 unrealized loss in the statement of operations for the year ended June 30, 2010. The Company determined the fair values of these securities using a modified lattice valuation model.

Activity for derivative warrant instruments during the year ended June 30, 2010 was as follows:

	Balance at June 30, 2009	Initial valuation of derivative liabilities upon issuance of new warrants during the period	Increase (Decrease) in Fair Value of Derivative Liability	Balance at June 30, 2010
2009 Unit Offering - Derivative warrant instruments	$—	$1,345,328	$4,968,441	$6,313,769
2010 Unit Offering – Derivative warrant instruments	—	460,853	$1,255,106	1,715,959
	$—	$1,806,181	$6,223,547	$8,029,728

The fair value of the derivative warrant instruments is estimated using a modified lattice valuation model and the following assumptions provide information regarding the warrants as of the initial valuation of the 2009 Unit Offering in November and December of 2009, 2010 Unit Offering in June 2010, and as of June 30, 2010:

	2009 Unit Offering	2010 Unit Offering	June 30, 2010
Common stock issuable upon exercise of warrants	14,203,000	4,280,000	18,493,150
Market value of common stock on measurement date (1)	$0.60-$0.65	$0.38	0.39
Adjusted Exercise price	$0.50-$1.00	$0.25 - $0.50	$0.25 - $0.93
Risk free interest rate (2)	0.25% - 4.41%	1.99%	1.79%
Warrant lives in years	5	5	4.36 – 4.94
Expected volatility (3)	150%	150%	150%
Expected dividend yield (4)	0%	0%	0%
Assumed stock offerings per year over next five years (5)	1	1	1
Probability of stock offering in any year over five years (6)	100%	100%	100%
Range of percentage of existing shares offered (7)	10% - 30%	10% - 30%	10% - 30%
Offering price range (8)	$0.25 - $1.50	$0.25 - $1.50	$0.25 - $1.50

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or June 30, 2010, as applicable.
(2)
The risk-free interest rate was determined by management using the 5 year Treasury Bill as of the 2010 Unit Offering and as of June 30, 2010.  The risk free interest rate was determined by management using a forecast of 3 month Libor for the 2009 Unit Offering.

(3)
Because the Company does not have adequate trading history to determine its historical trading volatility, the volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.
(5)	Management estimates the Company will have one stock offering in each of the next 5 years.
(6)	Management has determined that the probability of a stock offering is 100% in each of the next five years.
(7)	Management estimates that the range of percentage of existing shares offered in each stock offering will be between 10% and 30% of the shares outstanding.
(8)	Management estimates that the offering price range in the future offerings will be between $0.25 and $1.50 per share.

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

Common Stock issued for services

On October 19, 2009, the Company’ Board of Directors authorized the issuance of 1,500,000 shares of its common stock to its Chief Executive Officer as compensation for services to be rendered to the Company. Management determined the fair value of the stock issued to the Chief Executive Officer at $0.0032 per share based on the last sale price of the common stock on the OTC Bulletin Board on October 19, 2009. Accordingly, stock-based compensation expense of $4,800 was recognized in the accompanying statement of operations for the year ended June 30, 2010.

On December 22, 2009, the Company’ Board of Directors authorized the issuance of 750,000 shares of its common stock in exchange for consulting services. Management determined the fair value of the stock issued to the consultant to be $0.61 per share based on the last sale price of the common stock on the OTC Bulletin Board on December 22, 2009. Accordingly, stock-based compensation expense of $457,500 was recognized in the accompanying statement of operations for the year ended June 30, 2010.

In February 2010, the Company’ Board of Directors authorized the issuance of 375,000 shares of its common stock in exchange for consulting services. Management determined the fair value of the stock issued to the consultant to be $0.93 per share based on the last sale price of the common stock on the OTC Bulletin Board on February 16, 2010. Accordingly, stock-based compensation expense of $348,750 was recognized in the accompanying statement of operations for the year ended June 30, 2010.

The Company’s chief executive officer gave certain of his common stock shares to four employees and a director for services rendered.  The Company recognized stock compensation expense of $129,500 for these services during the year ended June 30, 2010 at the fair value of the stock on the date of grant based on our trading price.

Common Stock issued for acquisition of mineral rights

On March 12, 2010, the Company’ Board of Directors authorized the issuance of 4,000,000 shares of its common stock valued at $3,640,000  as part of its acquisition of mineral rights from Next Lithium (see Note 4). Management determined the fair value of the stock issued to be $0.91 per share based on the last sale price of the common stock on the OTC Bulletin Board on that date.

Common Stock sales

On June 24, 2005, the Company issued 35,526,336 shares of common stock to a director for cash valued at approximately $0.000105 per share for total consideration of $3,750.

On June 24, 2005, the Company issued 35,526,336 shares of common stock to a director for cash valued at approximately $0.000105 per share for total consideration of $3,750.

On March 14, 2006, the Company issued 47,368,454 shares of common stock for cash valued at approximately $0.001056 per share for total consideration of $50,000.

On February 7, 2008, the Company issued 2,631,595 shares of common stock for cash valued at approximately $0.019 per share for a total consideration of $50,000.

On October 19, 2009, the Board of Directors authorized the Company to offer up to a maximum of 16,000,000 units (the “2009 Unit Offering”) at an offering price of $0.25 per 2009 Unit. Each 2009 Unit consisted of (i) one share of the Company’s common stock, (ii) warrants representing the right to purchase one-half of one (0.5) share of common stock, exercisable for a period of five years at an exercise price of $0.50 per whole share (the “A Warrants”), and (iii) warrants representing the right to purchase one-half of one (0.5) share of common stock, exercisable for a period of five years at an exercise price of $1.00 per whole share (the “B Warrants,” and together with the A Warrants, the “2009 Warrants”).

On November 10, 2009 (the “Initial Closing’), the Company sold 6,400,000 2009 Units for total proceeds to the Company of $1,600,000 ($1,557,608 net after offering expenses).  A total of $532,986 of the proceeds were allocated to the value of the warrant instruments.

On November 12, 2009, the Company completed the second closing (the “Second Closing”) of the 2009 Unit Offering. In the Second Closing, the Company sold 2,120,000 2009 Units for an aggregate of $530,000 ($524,650 net after offering expenses). A total of $223,083 of the proceeds were allocated to the value of the warrant instruments.

On November 17, 2009, the Company completed the third closing (the “Third Closing”) of the 2009 Unit Offering.  In the Third Closing, the Company sold 1,820,000 2009 Units for an aggregate of $455,000 ($423,757 after offering expenses). A total of $186,993 of the proceeds were allocated to the value of the warrant instruments.

On December 15, 2009, the Company completed the fourth closing (the “Fourth Closing”) of the 2009 Unit Offering.  In the Fourth Closing, the Company sold 1,900,000 2009 Units for an aggregate of $475,000 ($470,141 net after offering expenses). A total of $208,019 of the proceeds were allocated to the value of the warrant instruments.

On December 23, 2009, the Company completed the fifth and final closing (the “Final Closing”) of the 2009 Unit Offering.  In the Final Closing, the Company sold 1,760,000 2009 Units for an aggregate of $440,000 ($363,368 net after offering expenses). A total of $194,247 of the proceeds were allocated to the value of the warrant instruments.

In the aggregate, the Company sold 14,000,000 2009 Units for gross proceeds of $3,500,000 ($3,339,524 net after offering expenses) during the 2009 Unit Offering.  In connection with the 2009 Unit Offering, the Company issued an aggregate of 101,500 additional A Warrants and 101,500 additional B Warrants (together the “2009 Agent Warrants”) as compensation to finders and placement agents.

On June 16, 2010, Board of Directors authorized the Company to offer up to a maximum of 20,000,000 units (the “2010 Unit Offering”), plus up to an additional 8,000,000 units to cover over-allotments, at a purchase price of $0.25 per 2010 Unit.  Each 2010 Unit consisted of (i) one share of the Company’s common stock, and (ii) a warrant (a “2010 Warrant”) representing the right to purchase one share of common stock, exercisable for a period of two years at an exercise price of $0.70 per share.

On June 9, 2010, the Company sold 4,000,000 2010 Units (the “Initial 2010 Unit Offering Closing”) for total proceeds to the Company of $1,000,000 ($749,796, net after offering expenses).  In connection with the Initial 2010 Unit Offering Closing, the Company also became obligated to issue to a placement agent five-year warrants (“Agent Warrants”) to purchase an aggregate of 280,000 shares of common stock at an exercise price of $0.25 per share, and incurred placement agent fees of $175,000.    A total of $460,853 of the proceeds were allocated to the value of the warrant instruments.. On June 23, 2010, the Company revised the terms of the 2010 Warrants to decrease the warrant exercise price to $0.50/share (from $0.70/share) and increase the term to five years, from two years.

The 2009 Warrants and the 2010 Warrants each contain anti-dilution provisions that provide for a reduction in the exercise price of such warrant in the event that future common stock (or securities convertible into or exercisable for common stock) is issued at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the relevant time.  See Note 8.

The Company’s issuance of securities in connection with the 2010 Unit Offering triggered the adjustments to the exercise prices and number of shares issuable upon exercise of the 2009 Warrants pursuant to the anti-dilution provisions thereof.  Immediately following the Initial 2010 Unit Offering Closing (and the revision to the exercise price of the 2010 Warrants):  (i) the A Warrants (initially exercisable to purchase an aggregate of 7,101,500 shares of common stock at $0.50 per share) were exercisable, in the aggregate, to purchase 7,104,480 shares of common stock for approximately $0.4857 per share; and (ii) the B Warrants (initially exercisable to purchase an aggregate of 7,101,500 shares of common stock at $1.00 per share) were exercisable, in the aggregate, to purchase 7,108,663 shares of common stock for approximately $0.9341 per share.

The table below reflects the allocation of the gross proceeds from the 2009 Unit Offering:

Par value of common stock issued	$14,000
Paid-in capital	1,980,196
Derivative warrant liabilities	1,345,328
Offering expenses	160,476
Total gross proceeds	$3,500,000

The table below reflects the allocation of the gross proceeds from the Initial 2010 Unit Offering Closing:

Par value of common stock issued	$4,000
Paid-in capital	284,943
Derivative warrant liabilities	460,853
Offering expenses	250,204
Total gross proceeds	$1,000,000

Common Stock cancelled

On October 19, 2009, 71,052,626 shares of the Company’s common stock owned by the founding director, were surrendered in exchange for the Company’s interest in a wholly-owned subsidiary of the Company (“Split-Off Subsidiary”) to which the Company had contributed the assets and liabilities of the Legacy Business.  The net assets of the Split-Off Subsidiary were $0 as of October 19, 2009.  Therefore, this transaction was valued at $0.

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

Stock Option Awards

On December 9, 2009, the Company granted non-statutory options to purchase (i) 500,000 shares of its common stock to a newly appointed director and (i) 50,000 shares of its common stock to each of two newly appointed directors.  These were granted with an exercise price equal to $0.25 per share, which was the price at which the Company was selling 2009 Units in the contemporaneous 2009 Unit Offering.   The stock price on the grant date was $0.46 per share.  As a result, the intrinsic value for these options on the grant date was $126,000. These options vest in three equal installments on each of the first, second and third anniversaries of the date of grant and expire after ten years.

A director resigned on February 18, 2010 and in connection with this termination, 50,000 stock options were forfeited. The resigning director entered into a consulting arrangement with the Company at such time, and subsequently received a separate option under the 2009 Plan to purchase 50,000 shares of common stock with a two-year term and an exercise price equal to $1.00 per share that immediately vested.  The fair value of the options on the date of issuance was $37,091 and the options had no intrinsic value

On April 22, 2010, the Company’s Board of Directors granted options under the 2009 Plan to purchase 200,000 shares of its common stock to a consultant.  These options vested immediately and have a 5 year term. They were granted with an exercise price equal to $0.32 per share. The stock price on the grant date was $0.67 per share.  As a result, the intrinsic value and fair value for these options on the grant date was $70,000 and $114,783, respectively.
Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2008	—	—	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at June 30, 2009	—	—	—	—
Granted	850,000	$0.31	7.83	98,000
Exercised	—	—	—	—
Expired / Forfeited	(50,000)	$0.25	9.81	(7,000)
Outstanding at June 30, 2010	800,000	$0.31	7.73	$91,000
Exercisable at June 30, 2010	250,000	$0.46	3.96	$$14,000

During the year ended June 30, 2010, the 850,000 options that were granted had a weighted average grant-date fair value of $0.47 per share.  During the year ended June 30, 2010, the Company recognized stock-based compensation expense of $199,397 related to stock options.  As of June 30, 2010, there was approximately $150,682 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized ratably over a weighted-average period of approximately 2.44 years.

The fair value of the options granted during the year ended June 30, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date	$.46-$.91 (1)
Risk-free interest rate (1)	2.57% - 3.23%
Dividend yield	0.00%
Volatility factor	133.67% - 188.7%
Weighted average expected life (2)	2.0-6.5 years (2)
Expected forfeiture rate	5%

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

Warrants

Summary information regarding common stock warrants issued and outstanding as of June 30, 2010 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at year-ended June 30, 2009	-	$-

Issued	18,493,150	0.66
Exercised	-	-
Cancelled	-	-
Expired		-
Outstanding at June 30, 2010	18,493,150	$0.66

Warrants outstanding and exercisable as of June 30, 2010

Date	Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares

November 10, 2009	$0.4857	3,200,000	4.36 years	3,200,000
November 10, 2009	$0.9341	3,200,000	4.36 years	3,200,000
November 12, 2009	$0.4857	1,060,000	4.37 years	1,060,000
November 12, 2009	$0.9341	1,060,000	4.37 years	1,060,000
November 17, 2009	$0.4857	910,000	4.38 years	910,000
November 17, 2009	$0.9341	910,000	4.38 years	910,000
December 15, 2009	$0.4857	1,007,649	4.46 years	1,007,649
December 15, 2009	$0.9341	1,009,951	4.46 years	1,009,951
December 23, 2009	$0.4857	926,840	4.48 years	926,840
December 23, 2009	$0.9341	928,710	4.48 years	928,710
June 9, 2010	$0.50	4,000,000	4.94 years	4,000,000
June 9, 2010	$0.25	280,000	4.94 years	280,000
		18,493,150		18,493,150

The intrinsic value of warrants outstanding at June 30, 2010 was $39,200.

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

As required by FASB ASC Topic No. 820 – 10 (formerly SFAS 157), financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using a modified lattice valuation model (see Note 8).

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010:
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value
Derivative liabilities - warrant instruments	$-	$-	$8,029,728	$8,029,728

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Year Ended
	June 30,
	2010	2009
Beginning balance	$-	$-
Gains/(losses)	(6,223,547)	-
Additions	(1,806,181)	-
Ending balance	$(8,029,728)	$-

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of June 30, 2010 and 2009	$(6,223,547)	$-

NOTE 11. INCOME TAXES

The Company files a U.S. federal income tax return.  The Company’s foreign subsidiaries file income tax returns in their jurisdictions. The components of the consolidated taxable net loss  (which for the year ended June 30, 2010 exclude the unrealized loss related to the change in the fair value of derivative warrant instruments ($6,223,547), stock based compensation ($1,139,947) and common stock issued for the acquisitions of mineral rights ($3,640,000) are as follows as of the year ended June 30:

	2010	2009

U.S.	$4,725,533	$67,905
Foreign	319,655	-
Total	$5,045,188	$67,905

The components of the Company’s deferred tax assets at June 30, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$1,744,423	$29,059
Valuation allowance	(1,744,423)	(29,059)
Net Deferred tax asset	$-	$-

These net operating loss carry-forwards expire twenty years from the date the loss was incurred and are available to reduce future taxable income.  Federal tax laws limit the time during which the net operating loss carry-forwards may be applied against future taxes, and if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carry-forwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at June 30, 2010 and 2009.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Alfredo Acquisition

On April 20, 2010, the Company entered into a non-binding term sheet with Pacific Road Capital A Pty. Limited, as trustee for Pacific Road Resources Fund A (“Fund A”), Pacific Road Capital B Pty. Limited, as trustee for Pacific Road Resources Fund B (“Fund B”), and Pacific Road Capital Management G.P. Limited, as General Partner of Pacific Road Resources Fund, L.P. (“PR Partnership” and, together with Fund A and Fund B, “Sellers”), pursuant to which the Company was granted the exclusive option to acquire all of the outstanding share capital of Alfredo Holdings, Ltd. (“Alfredo”) in exchange for a cash payment of $90,000, which the Company paid during the year ended June 30, 2010.

Alfredo owns 100% of the share capital of Pacific Road Mining Chile, SA, a Chilean Corporation (“PRMC”).  PRMC is a special purpose Chilean corporation which entered into an Option to Purchase Agreement, dated June 6, 2008, that gives PRMC the option to acquire 100% of six mining concessions with respect to approximately 6,669 acres of mining tenements near Pozo Almonte, Chile (the “Alfredo Property”).  Under the Option to Purchase Agreement, PRMC must make periodic payments aggregating $360,000 between June 30, 2010 and December 30, 2010.  We paid $80,000 in August 2010 and must make payments of $100,000 by October 30, 2010 and $180,000 by December 30, 2010 in order to maintain our option rights.  Then, in order to exercise the option and purchase the Alfredo Property, PRMC must pay the option exercise price of $4,860,000 by March 30, 2011.

On August 3, 2010, the Company entered into a Stock Purchase Agreement (“SPA”) with the Sellers to acquire all of the outstanding shares of Alfredo. Pursuant to the SPA, the Company issued an aggregate of 10,000,000 shares of common stock (the “Purchase Price Shares”) to Sellers and their designees.  Of the Purchase Price Shares, 8,800,000 that the Company issued directly to Sellers are subject to an 18 month lock-up period pursuant to the SPA.  If and when the following milestones are achieved with respect to a mine that the Company may develop on the Alfredo Property to recover iodine or nitrate (the “Alfredo Mine”), the SPA requires the Company to make the following additional payments to the Sellers:

a)	$1,000,000 upon the Board of Directors’ resolution to commence final engineering and design of the Alfredo Mine;

b)	A further $2,000,000 upon the Board of Directors’ resolution to commence construction of the Alfredo Mine; and

c)	A further $2,500,000 upon commencement of commercial production from the Alfredo Mine (meaning production at a rate of 75% of design capacity for 3 months).

The Sellers have the right to take any or all of the above milestone payments in shares of the Company’s common stock instead of cash, valued at the greater of (i) $0.25 per share or (ii) the average of the closing price of the common stock on the 30 trading days immediately preceding the relevant payment date.  The Company is under no obligation to achieve or pursue any of the milestones.

The SPA provides Sellers with preemptive rights in certain future financing transactions by the Company, provided that Sellers still own at least 50% of the Purchase Price Shares.  Such preemptive rights generally give Sellers the right to purchase up to 25% of the securities that the Company sells in any offering to which they apply.

The SPA also grants Sellers two interrelated options to purchase additional shares of common stock of the Company.

1)
First, within 60 days of closing under the SPA, Sellers may purchase between $2,500,000 and $10,000,000 of Units (as defined below) at a price of $25,000 per Unit.  Each “Unit” consists of (i) 100,000 shares of common stock; and (ii) five-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share.  The option expired on October 3, 2010.

2)
Upon the Company’s completion of Canadian National Instrument 43-101 Inferred Resource Reports on the Alfredo Property and on at least one lithium property in Argentina, Sellers will have the right to subscribe for shares of the Company’s common stock having an aggregate purchase price of at least $2,500,000 if the first option was not exercised, and in any event not less than $1,000,000, up to a maximum of $10,000,000 less any amounts subscribed for pursuant to the first option.  If Sellers exercise this second option, then Sellers will pay a price per share equal to the greater of (i) $0.25 per share, and (ii) the thirty day volume-weighted average price of the Company’s common stock on its principal market at the time the Company notifies Sellers of its having completed the relevant 43-101 Inferred Resources Reports.

NOTE 13. SUBSEQUENT EVENTS

Stock transactions

On July 13, 2010, the Company held a second closing of the 2010 Unit Offering, selling a total of 2,000,000 2010 Units for aggregate gross proceeds of $500,000,$452,780 net after offering costs, at an offering price of $0.25 per 2010 Unit.  In connection with the second 2010 Unit Offering Closing, the Company also became obligated to issue to a placement agent five-year warrants to purchase an aggregate of 140,000 shares of common stock at an exercise price of $0.25 per share, and incurred placement agent fees of $35,000.

On September 13, 2010, the Company held the  final closing of the 2010 Unit Offering, selling an additional aggregate of 160,000 2010 Units for aggregate gross proceeds of $40,000, $35,330 net after offering costs, at an offering price of $0.25 per Unit.

As a result of the additional 2010 Units and Agent Warrants issued in the second 2010 Unit Offering closing and the final 2010 Unit Offering closing, the exercise prices and number of shares issuable upon exercise of the 2009 Warrants was further adjusted.  After September 13, 2010:  (i) the A Warrants were exercisable, in the aggregate, to purchase 7,106,004 shares of common stock for approximately $0.4788 per share; and (ii) the B Warrants were exercisable, in the aggregate, to purchase 7,112,456 shares of common stock for approximately $0.9026 per share.

Noto Acquisition

Under the Share Purchase Agreement, the Company acquired upon closing on July 30, 2010, one hundred percent (100%) of the issued and outstanding shares of Noto, for $300,000 in cash, of which $200,000 was paid during the year ending June 30, 2010 and recorded in mineral rights in the consolidated balance sheet, and $100,000 was paid subsequent to year-end on July 30, 2010 when the transaction closed. Noto’s only asset was the mineral interest in the Noto Properties.  Accordingly, the transaction was recorded as an asset purchase in July 2010.

MIZ

The Company retained Mr. Currin’s services as its Chief Operating Officer under an Employment Services Agreement, dated as of August 11, 2010, with MIZ Comercializadora, S. de R.L. (“MIZ”), a corporation owned in part by Mr. Currin.  The Company will pay MIZ a signing bonus of $100,000, payable as $10,000 in cash and $90,000 in 236,842 restricted shares of the Company’s common stock valued at $0.38 per share, the fair market value on August 11, 2010.

Pursuant to the Employment Services Agreement, the Company has granted to MIZ an award under the 2009 Plan pursuant to which the Company shall issue 2,500,000 restricted shares of its common stock (the “Restricted Stock”).  The shares of Restricted Stock vest in installments of between 300,000 and 1,000,000 shares upon the achievement of certain milestones set forth in the Employment Services Agreement, subject to acceleration upon a change of control or a termination of Mr. Currin’s employment by MIZ for Good Reason (as defined in the Employment Services Agreement) or by the Company for any reason other than for Cause (as defined in the Employment Services Agreement).  If his employment is terminated by the Company for Cause, or by Mr. Currin for any reason other than Good Reason, then all unvested Restricted Stock will immediately expire.

Pursuant to the Employment Services Agreement, the Company has granted to MIZ an option to purchase an aggregate of 1,000,000 shares of common stock under the 2009 Plan, exercisable at a price of $0.38 per share, the fair market value per share of common stock on August 11, 2010, with a term of ten years.  One-third of such options vest on each of August 11, 2011, 2012 and 2013.