Form 10-K/A
period 2010-06-30
Li3 Energy, Inc.
filed 2010-11-05
CIK 1334699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Li3 Energy, Inc., for the fiscal year ended June 30, 2010, is being filed solely to correct the table of persons known by us to beneficially own more than 5% of our Common Stock as of October 29, 2010, contained in Part III, Item 12, of this Report.

Except as described above, this Amendment No. 1 to Form 10-K does not revise, update or in any way affect any information or disclosure contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission on November 4, 2010, and we have not updated the disclosures contained therein to reflect any events that have occurred after that date.

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

Title of Class: Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)

David Rector	0		*
Luis Francisco Saenz	1,325,000		1.5%
Eric E. Marin	0		*
Anthony Hawkshaw	66,667	(3)	*
Kjeld Thygesen	566,667	(4)	*
David G. Wahl	0		*

All directors and executive officers as a group (7 persons)	4,695,176	(3)(4)(5)	5.2%

Grafton Resource Investments, Ltd. 11 Albermarle Street London W1S 4HH	12,000,000	(6)	12.9%

Pacific Road Capital Management G.P. Limited, as General Partner of Pacific Road Resources Fund L.P. 89 Nexus Way Camana Bay Grand Cayman KY1-9007 Cayman Islands	8,800,000	(7)(8)	10.1%

*	Indicates less than one percent.

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

[6]	Includes 6,000,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.

[7]
Estimate of beneficial ownership, based on information available to us.  The shares indicated as beneficially owned may include shares held in street name, which may have been disposed of and/or acquired without our knowledge.

[8]
Includes 873,840 shares of our common stock held by Pacific Road Capital A Pty. Limited, as trustee for Pacific Road Resources Fund A (“Fund A”) and 873,840 shares of common stock held by Pacific Road Capital B Pty. Limited, as trustee for Pacific Road Resources Fund B (“Fund B”), which we believe may be deemed affiliates of the listed stockholder. Pacific Road Capital Management G.P. Limited (“GP Limited”), Fund A and Fund B may be deemed a “group” (as that term is defined under Section 13(d) of the Securities Exchange Act of 1934 (the “Exchange Act”)) by virtue of being parties to the SPA.  Pacific Road Capital Management Holdings Pty Limited (“Holdings”) is the sole shareholder of Pacific Road Capital Management Pty Ltd (“PRCM”).  PRCM is the sole manager of Fund A and Fund B and the investment advisor to GP Limited.  Each of Holdings and PRCM may be deemed to indirectly “beneficially own” (as that term is defined in Rule 13d-3 under the Exchange Act) the shares directly owned by Fund A, Fund B and GP Limited.  Each of Holdings and PRCM disclaims beneficial ownership of such shares except to the extent of its own pecuniary interest therein.

The number of shares does not include shares of common stock that may be acquired by the listed stockholder, Fund A and Fund B (collectively, “PR Sellers”) pursuant to an option to subscribe for shares of our common stock having an aggregate purchase price of at least $2,500,000 and up to $10,000,000.  Such option would become exercisable upon our completion of Canadian National Instrument 43-101 Inferred Resource Reports on the Alfredo Property and on at least one lithium property in Argentina.  If this option becomes exercisable, the exercise price per share thereof will be equal to the greater of (i) $0.25 per share, and (ii) the thirty day volume-weighted average price of our common stock on its principal market at the time we notify PR Sellers of our having completed the relevant 43-101 Inferred Resources Reports.

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

Li3 ENERGY, INC.

Dated: November 5, 2010	By:	/s/ Luis Saenz
Luis Saenz
Chief Executive Officer

	By:	/s/ Eric E. Marin
Eric E. Marin
Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luis Saenz	Chief Executive Officer (principal	November 5, 2010
Luis Saenz	executive officer), and Director

/s/ Anthony Hawkshaw	Director	November 5, 2010
Anthony Hawkshaw

/s/ David Rector	Director	November 5, 2010
David Rector

/s/ Kjeld Thygesen	Director	November 5, 2010
Kjeld Thygesen

/s/ David G. Wahl	Director	November 5, 2010
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