Form 10-Q
period 2010-09-30
Li3 Energy, Inc.
filed 2010-11-22
CIK 1334699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

As of November 19, 2010, there were 90,872,191 shares of the registrant’s common stock outstanding.

LI3 ENERGY, INC.

TABLE OF CONTENTS

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify appropriate corporate acquisition and/or joint venture opportunities in the lithium mining sector, our ability to establish technical and managerial infrastructure, our ability to raise the required capital to take advantage of and successfully participate in such opportunities, and future economic conditions, political stability and lithium prices. Descriptions of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appear in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission (the “SEC”).

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
	As of	As of
	September 30, 2010	June 30, 2010
Assets
Current Assets:
Cash	$3,851	$302,821
Prepaid expenses and advances	20,067	56,476
Total current assets	23,918	359,297

Mineral rights	4,420,000	340,000
Property and equipment, net of accumulated depreciation of $16,224 and $15,249, respectively	2,971	3,946
Total non- current assets	4,422,971	343,946
Total assets	$4,446,889	$703,243

Liabilities & Stockholders' Deficit
Current Liabilities:
Accounts payable	625,264	$649,046
Accrued expenses	1,109,093	982,550
Common stock payable to related party	90,000	-
Payable to related parties	158,392	18,725
Loans payable	95,000	95,000
Total current liabilities	2,077,749	1,745,321

Derivative liabilities-warrant instruments	5,493,939	8,029,728
Total Liabilities	7,571,688	9,775,049

Commitments and contingencies	-	-

Stockholders' Deficit:
Preferred stock, ($0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding) as of September 30, 2010 and June 30, 2010	-	-
Common stock, ($0.001 par value, 290,000,000 shares authorized; 86,872,191 and 74,625,095 shares issued and outstanding) as of September 30, 2010 and June 30, 2010, respectively	86,872	74,625
Additional paid-in capital	11,367,178	7,095,961
Deficit accumulated during exploration stage	(14,578,849)	(16,242,392)
Total stockholders' deficit	(3,124,799)	(9,071,806)
Total liabilities and stockholders' deficit	$4,446,889	$703,243

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)
			June 24, 2005
			(inception)
	Three Months Ended September 30,		through September 30,
	2010	2009	2010

Revenues	$-	$-	$2,278

Cost of goods sold	-	-	1,182

Gross profit	-	-	1,096

Operating expenses:
Inventory impairment	-	-	1,469
Mineral rights impairment expense	-	-	4,718,785
Exploration expenses	272,642	-	2,608,421
General and administrative expenses	831,227	14,765	3,781,840
Total operating expenses	1,103,869	14,765	11,110,515

Other income (expense):
Unrealized gain (loss) – change in fair value of warrant derivative liability instruments	2,772,726	-	(3,450,821)
Foreign currency – losses	(3,437)	-	(8,597)
Interest income	67	1	4,482
Interest expense	(1,944)	(1,958)	(14,494)
Total other income (expense)	2,767,412	(1,957)	(3,469,430)

Net income (loss)	$1,663,543	$(16,722)	$(14,578,849)

Basic and diluted earnings (loss) per share	$0.02	$0.00

Weighted average number of common shares outstanding - basic and diluted	82,708,587	7,747,374

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
From June 24, 2005 (Inception) through September 30, 2010
 (Unaudited)
				Deficit Accumulated
		Common	Additional	During
	Common	Stock	Paid-In	Exploration
	Stock	Amount	Capital	Stage	Total
Balance at June 24, 2005 (Inception)	-	$-	$-	$-	$-
Stock issued for cash on June 24, 2005 at $0.000105 per share	35,526,336	35,526	(31,776)	-	3,750
Stock issued for cash on June 24, 2005 at $0.000105 per share	35,526,336	35,526	(31,776)	-	3,750
Net loss, period ended June 30, 2005	-	-	-	-	-
Balance, June 30, 2005	71,052,672	71,052	(63,552)	-	7,500
Stock issued for cash on March 14, 2006 at $0.0019 per share	47,368,454	47,368	2,632	-	50,000
Net loss, year ended June 30, 2006	-	-	-	(14,068)	(14,068)
Balance, June 30, 2006	118,421,126	118,420	(60,920)	(14,068)	43,432
Net loss, year ended June 30, 2007	-	-	-	(16,081)	(16,081)
Balance, June 30, 2007	118,421,126	118,420	(60,920)	(30,149)	27,351
Stock issued for cash on February 7, 2008 at $0.019 per share	2,631,595	2,632	47,368	-	50,000
Net loss, year ended June 30, 2008	-	-	-	(95,656)	(95,656)
Balance, June 30, 2008	121,052,721	121,052	(13,552)	(125,805)	(18,305)
Net loss, year ended June 30, 2009	-	-	-	(67,905)	(67,905)
Balance, June 30, 2009	121,052,721	121,052	(13,552)	(193,710)	(86,210)
October 2009, cancellation of former officer's shares	(71,052,626)	(71,052)	71,052	-	-
October 2009, stock issued to the chief executive officer for services at $0.0032 per share	1,500,000	1,500	3,300	-	4,800
November 10, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $42,392	6,400,000	6,400	1,018,222	-	1,024,622
November 12, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $5,350	2,120,000	2,120	299,447	-	301,567
November 17, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $31,243	1,820,000	1,820	234,944	-	236,764
December 15, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $4,859	1,900,000	1,900	260,222	-	262,122
December 23, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $76,632	1,760,000	1,760	167,361	-	169,121
December 2009, stock issued to a consultant for services at $0.61 per share	750,000	750	456,750	-	457,500
February 2010, stock issued to a consultant for services at $0.93 per share	375,000	375	348,375	-	348,750
March 12, 2010, stock issued for acquisition of mineral rights at $0.91 per share	4,000,000	4,000	3,636,000	-	3,640,000
June 9, 2010 common stock sold in private placement offering at $0.25 per share, less offering cost totaling $250,204	4,000,000	4,000	284,943	-	288,943
Stock options issued to consultant for services	-	-	114,783	-	114,783
Amortization of stock-based compensation expense	-	-	84,614	-	84,614
Stock issued by CEO to employees and director for services	-	-	129,500	-	129,500
Net loss, year ended June 30, 2010	-	-	-	(16,048,682)	(16,048,682)
Balance, June 30, 2010	74,625,095	74,625	7,095,961	(16,242,392)	(9,071,806)

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (continued)
From June 24, 2005 (Inception) through September 30, 2010
(Unaudited)
Balance, June 30, 2010	74,625,095	74,625	7,095,961	(16,242,392)	(9,071,806)

July 13, 2010, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $47,245	2,000,000	2,000	230,884	-	232,884
August 3, 2010, stock issued for acquisition of mineral rights at $0.39 per share	10,000,000	10,000	3,890,000	-	3,900,000
August 27, 2010 stock issued for services at $0.30 per share	87,096	87	26,042		26,129
September 13, 2010, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $4,757	160,000	160	18,017	-	18,177

Amortization of stock-based compensation expense	-	-	106,274	-	106,274
Net income, period ended September 30, 2010	-	-	-	1,663,543	1,663,543
Balance, September 30, 2010	86,872,191	86,872	$11,367,178	$(14,578,849)	$(3,124,799)

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flow
(Unaudited)
			June 24, 2005
	Three Months	Three Months	(inception)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash Flows from Operating Activities
Net income (loss)	$1,663,543	$(16,722)	$(14,578,849)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	975	975	16,529
Stock-based compensation	132,403	-	1,272,350
Mineral rights impairment expense	-	-	4,718,785
Unrealized (gain) loss on change in fair value of warrant derivative liabilities	(2,772,726)	-	3,450,821
Inventory impairment	-	-	1,469
Changes in operating assets and liabilities:
Increase in inventory	-	-	(1,469)
Decrease (increase) in prepaid expenses and advances	36,409	-	(20,067)
Increase (decrease) in accounts payable	(23,782)	6,151	625,264
Increase in accrued expenses	126,543	1,958	1,109,093
Increase in common stock payable	90,000	-	90,000
Increase in payable to related parties	139,667	-	158,392
Net cash used in operating activities	(606,968)	(7,638)	(3,157,682)

Cash Flows from Investing Activities
Acquisition of mineral rights	(180,000)	-	(1,598,785)
Acquisition of equipment	-	-	(9,500)
Increase in leasehold improvement	-	-	(10,000)
Net cash used in investing activities	(180,000)	-	(1,618,285)

Cash Flows from Financing Activities
Increase in loans payable	-	-	95,000
Proceeds from issuance of common stock, net of offering costs	487,998	-	4,684,818

Net cash provided by financing activities	487,998	-	4,779,818

Net increase (decrease) in cash	(298,970)	(7,638)	3,851

Cash at beginning of period	302,821	9,703	-

Cash at end of period	$3,851	$2,065	3,851

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
Non-cash investing and financing transactions:
Common stock cancelled	$-	$-	$71,052
Issuance of common stock for acquisition of mineral rights	$3,900,000	$-	$7,540,000
Fair value of derivative warrant instruments in private offerings	$236,937	$-	$2,043,118

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)
NOTE 1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The Company has four subsidiaries; Li3 Energy Peru SRL, a wholly owned subsidiary in Peru, to explore mining opportunities in Peru and in South America; Alfredo Holdings, Ltd. (“Alfredo”), an exempted limited company incorporated under the laws of the Cayman Islands; Pacific Road Mining Chile, SA, a Chilean corporation (“PRMC”), which is a subsidiary of Alfredo; and Noto Energy S.A. (“Noto”), an Argentinean corporation.

The accompanying unaudited interim consolidated financial statements of Li3 Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending June 30, 2010, as reported in Form 10-K, have been omitted.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The consolidated financial statements include the accounts of Li3 Energy Peru SRL, Alfredo, PRMC and Noto.

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

c.  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.   The Company had $0 cash equivalents at September 30, 2010 and June 30, 2010.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)
d.  Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned project including related property and equipment costs are charged to mining costs.  To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets.  As of September 30, 2010, management evaluated our capitalized mineral rights for impairment and determined no impairment was required.

e.   Earnings (Loss) per Share

The Company accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 – 10 (formerly SFAS No. 128, “Earnings per Share”), which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding over the reporting period.  Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.  There were no dilutive potential common shares as of September 30, 2010.

f.  Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Management has made significant estimates related to the fair value of the warrant derivative liability, accrued expenses and contingencies.

g. Subsequent Events

We evaluated all subsequent events from September 30, 2010 through the date of the issuance of these consolidated financial statements.

h.  Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

i. Reclassifications

Certain accounts  in the prior period were reclassified to conform with the current period financial statements presentation.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)
NOTE 3.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company currently has no sources of recurring revenue and has generated net losses of $14,578,849 and negative cash flows from operations of $3,157,682 during the period from June 24, 2005 (inception) through September 30, 2010.

In the course of its development activities, the Company has sustained and continues to sustain losses.  The Company does not anticipate positive cash flow from operations before 2013 and cannot predict if and when the Company may generate profits from operations.  In the event the Company identifies commercial reserves of lithium and/or minerals, the Company will require substantial additional capital to develop those reserves.  The Company expects to finance its operations primarily through future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern because there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, then the Company’s operations would be materially negatively impacted.

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

NOTE 4.  MINERAL RIGHTS

	September 30, 2010	June 30, 2010
Alfredo	$4,070,000	$90,000
Noto	300,000	200,000
Peru	50,000	50,000
Total	$4,420,000	$340,000

Alfredo

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

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)
Alfredo owns 100% of the share capital of Pacific Road Mining Chile, SA, a Chilean Corporation (“PRMC”).  PRMC is a special purpose Chilean corporation which entered into an Option to Purchase Agreement, dated June 6, 2008, that gives PRMC the option to acquire 100% of six mining concessions with respect to approximately 6,669 acres of mining tenements near Pozo Almonte, Chile (the “Alfredo Property”).  Under the Option to Purchase Agreement, PRMC must make additional periodic payments aggregating $360,000 between June 30, 2010 and December 30, 2010.  The Company paid $80,000 in August 2010 and was required to make payments of $100,000 by October 30, 2010 and $180,000 by December 30, 2010 in order to maintain the Company’s option rights.  Then, in order to exercise the option and purchase the Alfredo Property, PRMC must pay the option exercise price of $4,860,000 by March 30, 2011.  The Company did not have sufficient funds to make the $100,000 payment on October 30, 2010 and is currently negotiating to extend the payment due date.  In the event the Company is unable to extend its payment terms, the Company may be unable to pursue development of the Alfredo properties and could be required to impair the properties and the Company’s investment in PRMC.

On August 3, 2010, the Company entered into a Stock Purchase Agreement (“SPA”) with the Sellers to acquire all of the outstanding shares of Alfredo. Pursuant to the SPA, the Company issued an aggregate of 10,000,000 shares of common stock (the “Purchase Price Shares”) valued at $3,900,000 ($0.39 per share) to Sellers and their designees.  Of the Purchase Price Shares, 8,800,000 that the Company issued directly to Sellers are subject to an 18 month lock-up period pursuant to the SPA.  If and when the following milestones are achieved with respect to a mine that the Company may develop on the Alfredo Property to recover iodine or nitrate (the “Alfredo Mine”), the SPA requires the Company to make the following additional payments to the Sellers:

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

Noto

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

Under the Share Purchase Agreement, the Company acquired upon closing on July 30, 2010, one hundred percent (100%) of the issued and outstanding shares of Noto, for $300,000 in cash, of which $200,000 was paid during the year ending June 30, 2010, and $100,000 was paid on July 30, 2010 when the transaction closed. Noto’s only asset was the mineral interest in the Noto Properties.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)
NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2010	June 30, 2010
Leasehold improvement and equipment	$19,195	$19,195
Less: Accumulated depreciation	(16,224)	(15,249)
Net property and equipment	$2,971	$3,946

Depreciation expense for the three-month periods ending September 30, 2010 and 2009 was $975.

NOTE 6.   RELATED PARTY TRANSACTIONS

Shared Services

During the year ended June 30, 2010, Li3 Energy utilized the administrative personnel and office space of a related party entity, with an office located in Lima, Peru in which Li3 Energy’s Chief Executive Officer and Interim Chief Financial Officer functioned in the same capacities.  As such, costs (consisting of administrative salaries, rent, utilities and maintenance) were allocated to Li3 Energy from the related party entity.  This arrangement ceased on July 1, 2010.  No costs were allocated to the Company under this arrangement during the three months ended September 30, 2010 and 2009.  As of September 30, 2010 and June 30, 2010, the Company owed this related party $10,818 and $10,671, respectively.

Legal Services

Antonio Ortúzar, who served as a director of the Company from February 18, 2010, to October 25, 2010, is a Partner in a law firm that the Company has engaged to perform certain legal services.  The Company pays for such legal services at the standard rates that the firm charges its unrelated clients.  For the three months ended September 30, 2010 and 2009, the total legal fees that the Company incurred to such firm was approximately $66,000 and $0, respectively.  As of September 30, 2010 and June 30, 2010, the Company owed this law firm $66,450 and $8,054, respectively.

MIZ

At September 30, 2010 and June 30, 2010, the Company has $171,124 and $0 owed to MIZ.  Of the $171,124 owed to MIZ as of September 30, 2010, $90,000 is recorded as common stock payable and $81,124 is included in related party payables in the consolidated balance sheet.  The balances owed are for services performed in connection with the Employment Services Agreement (See Note 13) and for consulting services provided by MIZ to the Company prior to the commencement of the Employment Services Agreement.

NOTE 7.  LOANS PAYABLE

The Company issued a $50,000 unsecured Promissory Note dated June 5, 2008 (the”Note”) to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such Note allow for prepayment of the principal and accrued interest any time without penalty. The interest rate is 8% per annum and the maturity date was June 5, 2010. The total interest accrued at September 30, 2010 is $9,306.  This Note is in default as of September 30, 2010 and remains payable to Milestone.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)
The Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) dated April 30, 2009, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due on November 8, 2010 to Milestone.  The Convertible Note provides that principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date.  The Company and Milestone have not yet negotiated such conversion terms.  The total interest accrued on the Convertible Note at September 30, 2010 is $5,187.  The Company did not pay off this note on its November 8, 2010 due date, and the Note is in default.

NOTE 8. DERIVATIVE LIABILITIES

The Company determined that warrants, initially exercisable to purchase a total of 14,203,000 shares of common stock, issued in the 2009 Unit Offering and warrants, initially exercisable to purchase a total of 6,580,000 shares of common stock, issued in 2010 Unit Offering contain provisions that protect holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.  As a result, these warrants were determined to be not indexed to the Company’s own stock.

The warrants issued in connection with the 2009 Unit Offering and the 2010 Unit Offering contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the relevant time. The amount of any such adjustment is determined in accordance with the provisions of the relevant warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the relevant time.  In addition, the number of shares issuable upon exercise of the 2010 Unit Offering warrants and all warrants issued to agents under both the 2009 Unit Offering and the 2010 Unit Offering will be increased inversely proportionally to any decrease in the exercise price, thus preserving the aggregate exercise price of the warrants both before and after any such adjustment.

The fair value of these 2009 Unit Offering warrants and 2010 Unit Offering warrants was recognized as derivative warrant instruments at issuance and will be measured at fair value at each reporting period.   The Company determined the fair values of these securities using a modified lattice valuation model.

Activity for derivative warrant instruments during the three months ended September 30, 2010 was as follows:

	Balance at June 30, 2010	Initial valuation of derivative liabilities upon issuance of new warrants during the period	Decrease in Fair Value of Derivative Liability	Balance at September 30, 2010
2009 Unit Offering - Derivative warrant instruments	$6,313,769	$-	$(2,403,438)	$3,910,331
2010 Unit Offering – Derivative warrant instruments	1,715,959	236,937	(369,288)	1,583,608
	$8,029,728	$236,937	$(2,772,726)	$5,493,939

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)
Following is a summary of the assumptions used in the modified lattice valuation model as of the initial valuation of the Second 2010 Unit Offering Closing (July 13, 2010) and the Final 2010 Unit Offering Closing (September 13, 2010), and as of September 30, 2010:

	2010 Unit Offerings	September 30, 2010
Common stock issuable upon exercise of warrants	2,300,000	20,798,448

Market value of common stock on measurement date (1)	$0.30-$0.39	$0.25

Adjusted Exercise price	$0.25-$0.50	$0.25 - $0.90
Risk free interest rate (2)	1.51%-1.90%	1.27%
Warrant lives in years	5	4.11 – 4.9 5
Expected volatility (3)	151%	15 1%
Expected dividend yield (4)	0%	0%
Assumed stock offerings per year over next five years (5)	1	1
Probability of stock offering in any year over five years (6)	100%	100%
Range of percentage of existing shares offered (7)	10% - 30%	10% - 30%
Offering price range (8)	$0.25 - $1.50	$0.25 - $1.50

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or September 30, 2010, as applicable.
(2)	The risk-free interest rate was determined by management using the 5 year Treasury Bill as of the 2010 Unit Offering and as of September 30, 2010.
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

Subsequent to the end of the period, the exercise price of the 2009 Unit Offering warrants and the 2010 Unit Offering warrants and the number of shares issuable upon exercise of the 2010 Unit Offering warrants and all warrants issued to agents under both the 2009 and 2010 Unit Offerings were further adjusted as a result of the Company’s issuance of New Units (as defined below) in the New Offering (as defined below). See Note 14.

NOTE 9.  STOCKHOLDERS’ EQUITY

Common Stock issued for services

The Company issued 87,096 shares of common stock for services on August 27, 2010 and recorded compensation expense of $26,129 based on the $0.30 per share price of the Company’s common stock on the OTC Bulletin Board on that date.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)
Common Stock issued for acquisition of mineral rights

On August 3, 2010, the Company’ Board of Directors authorized the issuance of 10,000,000 shares of its common stock valued at $3,900,000  as part of its acquisition of mineral rights in connection with the Alfredo acquisition (See Note 4). Management determined the fair value of the stock issued to be $0.39 per share based on the last sale price of the Company’s common stock on the OTC Bulletin Board on that date.

Common Stock issued with performance based vesting

Pursuant to the Chief Operating Officer’s Employment Services Agreement (See Note 13), the Company has granted to MIZ an award under the 2009 Plan pursuant to which the Company shall issue 2,500,000 restricted shares of its common stock (the “Restricted Stock”).  The shares of Restricted Stock vest in installments of between 300,000 and 1,000,000 shares upon the achievement of certain milestones set forth in the Employment Services Agreement, subject to acceleration upon a change of control or a termination of Mr. Currin’s employment by MIZ for Good Reason (as defined in the Employment Services Agreement) or by the Company for any reason other than for Cause (as defined in the Employment Services Agreement).  If his employment is terminated by the Company for Cause, or by Mr. Currin for any reason other than Good Reason, then all unvested Restricted Stock will immediately expire.

The Company determined the grant date of the 2,500,000 shares was August 11, 2010.  The stock price on the grant date was $0.38 per share. Total compensation expense which may be recognized in connection with these restricted shares is $950,000 if all of the shares vest.  As of September 30, 2010, the Company has determined that the achievement of one of the milestones which will result in 500,000 shares vesting is probable and as a result has recorded $53,242 of expense based on a six month vesting service period beginning on the grant date.  The Company has not recorded any compensation expense for the remaining 2,000,000 shares as the Company has not yet determined that vesting of these shares is probable of occurring.

Common Stock sales

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

On June 9, 2010, the Company sold 4,000,000 2010 Units (the “Initial 2010 Unit Offering Closing”) for total proceeds to the Company of $1,000,000 ($749,796, net after offering expenses).  In connection with the Initial 2010 Unit Offering Closing, the Company also became obligated to issue to a placement agent five-year warrants (“Agent Warrants”) to purchase an aggregate of 280,000 shares of common stock at an exercise price of $0.25 per share, and incurred placement agent fees of $175,000.    A total of $460,853 of the proceeds were allocated to the value of the warrant instruments.  On June 23, 2010, the Company revised the terms of the 2010 Warrants to decrease the warrant exercise price to $0.50 per share (from $0.70 per share) and increase the term to five years, from two years.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)
On July 13, 2010, the Company completed the second closing (the “Second 2010 Unit Offering Closing”) of the 2010 Unit Offering. In the Second 2010 Unit Offering Closing, the Company sold 2,000,000 2010 Units for an aggregate of $500,000 ($452,755 net after offering expenses). A total of $219,871 of the proceeds were allocated to the value of the warrant instruments. In connection with the Second 2010 Unit Offering Closing, the Company also became obligated to issue to a placement agent five-year warrants to purchase an aggregate of 140,000 shares of common stock at an exercise price of $0.25 per share, and incurred placement agent fees of $35,000.

On September 13, 2010, the Company completed the third and final closing (the “Final 2010 Unit Offering Closing”) of the 2010 Unit Offering.  In the Final 2010 Unit Offering Closing, the Company sold 160,000 2010 Units for an aggregate of $40,000 ($35,243 net after offering expenses). A total of $17,066 of the proceeds were allocated to the value of the warrant instruments.

In the aggregate, the Company sold 6,160,000 2010 Units for gross proceeds of $1,540,000 ($1,237,794 net after offering expenses) during the 2010 Unit Offering.  In connection with the 2010 Unit Offering, the Company issued 420,000 Agent Warrants as compensation to the finders and placement agents.

The 2009 Warrants and the 2010 Warrants each contain anti-dilution provisions that provide for a reduction in the exercise price of such warrant in the event that future common stock (or securities convertible into or exercisable for common stock) is issued at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the relevant time.  See Note 8.

The Company’s issuance of securities in connection with the 2010 Unit Offering triggered the adjustments to the exercise prices and number of shares issuable upon exercise of the 2009 Warrants pursuant to the anti-dilution provisions thereof.  Following the Final 2010 Unit Offering Closing (and the revision to the exercise price of the 2010 Warrants):  (i) the A Warrants (initially exercisable to purchase an aggregate of 7,101,500 shares of common stock at $0.50 per share) were exercisable, in the aggregate, to purchase 7,105,994 shares of common stock for approximately $0.4788 per share; and (ii) the B Warrants (initially exercisable to purchase an aggregate of 7,101,500 shares of common stock at $1.00 per share) were exercisable, in the aggregate, to purchase 7,112,454 shares of common stock for approximately $0.9026 per share.

The table below reflects the allocation of the gross proceeds from the 2010 Unit Offering during the three months ended September 30, 2010:

Par value of common stock issued	$2,160
Paid-in capital	248,901
Derivative warrant liabilities	236,937
Offering expenses	52,002
Total gross proceeds	$540,000

Stock Option Awards

On August 26, 2010 the Company granted 1,000,000 shares of its common stock to its newly appointed Chief Operating Officer.  These were granted with an exercise price of $0.38 per share, which was also the stock price on the grant date.  As a result, the intrinsic value and fair value for these options on the grant date was $0 and $343,310, respectively. These options vest in three equal installments on each of the first, second and third anniversaries of the date of grant and expire after ten years.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)
Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	800,000	0.31	7.73	91,000
Granted	1,000,000	0.38	10.00	—
Exercised	—	—	—	—
Expired / Forfeited	—	—	—	—
Outstanding at September 30, 2010	1,800,000	$0.35	8.81	$—
Exercisable at September 30, 2010	250,000	$0.46	3.71	$—

During the three months ended September 30, 2010, the 1,000,000 options that were granted had a weighted average grant-date fair value of $0.34 per share.  During the three months ended September 30, 2010, the Company recognized stock-based compensation expense of $53,032 related to stock options.  As of September 30, 2010, there was approximately $440,960 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized ratably over a weighted-average period of approximately 2.63 years.

The fair value of the options granted during the three months ended September 30, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date	$0.38
Risk-free interest rate (1)	2.08	%(1)
Dividend yield	0.00%
Volatility factor	150%
Weighted average expected life (2)	6.5 years	(2)
Expected forfeiture rate	5%

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)
Warrants

Summary information regarding common stock warrants issued and outstanding as of September 30, 2010 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at year-ended June 30, 2010	18,493,150	$0.66

Issued	2,300,000	0.48

Warrants issued pursuant to anti-dilution provisions	5,298	0.78
Exercised	-	-
Cancelled	-	-
Expired	-	-
Outstanding at September 30, 2010	20,798,448	$0.63

Warrants outstanding and exercisable as of September 30, 2010

Date	Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares

November 10, 2009	$0.4788	3,200,000	4.11 years	3,200,000
November 10, 2009	$0.9026	3,200,000	4.11 years	3,200,000
November 12, 2009	$0.4788	1,060,000	4.12 years	1,060,000
November 12, 2009	$0.9026	1,060,000	4.12 years	1,060,000
November 17, 2009	$0.4788	910,000	4.13 years	910,000

November 17, 2009	$0.9026	910,000	4.13 years	910,000
December 15, 2009	$0.4788	1,008,480	4.21 years	1,008,480
December 15, 2009	$0.9026	1,012,043	4.21 years	1,012,043
December 23, 2009	$0.4788	927,515	4.23 years	927,515
December 23, 2009	$0.9026	930,410	4.23 years	930,410

June 9, 2010	$0.50	4,000,000	4.69 years	4,000,000
June 9, 2010	$0.25	280,000	4.69 years	280,000

July 13, 2010	$0.25	140,000	4.78 years	140,000
July 13, 2010	$0.50	2,000,000	4.78 years	2,000,000

September 13, 2010	$0.50	160,000	4.95 years	160,000
		20,798,448		20,798,448

The intrinsic value of warrants outstanding at September 30, 2010 was $0.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)
Subsequent to the end of the period, the Company issued New Units in the New Offering, which triggered the anti-dilution provisions of the Company’s outstanding warrants, resulting in reductions in the exercise prices, and, in some cases, increases in the numbers of shares issuable upon exercise, of the warrants in the above table.  See Note 14.

NOTE 10.   FAIR VALUE MEASUREMENTS

As defined in FASB ASC Topic No. 820 – 10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

As required by FASB ASC Topic No. 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using a modified lattice valuation model.

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010:

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
Description	Level 1	(Level 2)	(Level 3)	Value
Derivative liabilities - warrant instruments	$-	$-	$5,493,939	$5,493,939

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months ended
	September 30,	September 30,
	2010	2009
Beginning balance,	$(8,029,728)	$-
Unrealized Gain	2,772,726	-
Additions	(236,937)	-
Ending balance	$(5,493,939)	$-

Change in unrealized gains included in earnings relating to derivatives still held as of September 30, 2010 and 2009	$2,772,726	$-

NOTE 12. INCOME TAXES

The Company files a U.S. federal income tax return.  The Company’s foreign subsidiaries file income tax returns in their respective jurisdictions. The components of the consolidated taxable net loss (which for the three months ended September 30, 2010, exclude the unrealized gain related to the change in the fair value of derivative warrant instruments ($2,772,726) and stock based compensation ($132,403)) are as follows as of the three months ended September 30:

	2010	2009

U.S.	$872,583	$16,722
Foreign	104,197	-
Total	$976,780	$16,722

The components of the Company’s deferred tax assets at September 30, 2010 and June 30, 2010 are as follows:

	September 30, 2010	June 30, 2010
Deferred tax assets:
Net operating loss carry-forwards	$2,076,528	$1,744,423
Valuation allowance	(2,076,528)	(1,744,423)
Net deferred tax asset	$-	$-

These net operating loss carry-forwards expire twenty years from the date the loss was incurred and are available to reduce future taxable income.  Federal tax laws limit the time during which the net operating loss carry-forwards may be applied against future taxes, and if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carry-forwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at September 30, 2010 and June 30, 2010.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)
NOTE 13.  COMMITMENTS AND CONTINGENCIES

Nevada

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

Under the terms of the Nevada APA, the Company acquired the Nevada Options in exchange for 4,000,000 shares of its common stock with a fair value of $3,640,000 on the date of acquisition based on our stock price.  As of September 30, 2010, the 4,000,000 shares are issued, and 2,500,000 of these shares are held in escrow for one year against any indemnifiable liabilities that may arise.

Under the CSV, LM and MW Option Agreement, as amended, the Company paid GeoXplor $236,607. The Company also is obligated to pay amounts totaling $75,000 contingent upon future events which had not occurred as of September 30, 2010.

Under the BSV Option Agreement, as amended, the Company was required to pay to GeoXplor $100,000 on June 30, 2010, which the Company has not paid.  The $100,000 owed to GeoXplor is recorded in accrued expenses as of September 30, 2010, and such amount remains unpaid as of November 22, 2010.

Upon further analysis of the mineral composition of the Nevada Claims, the Company determined that the Nevada Claims did not meet the Company’s requirements for mining operations planned by the Company, thus the Company terminated the Nevada Options and recorded impairment expense of $3,976,607 for all amounts previously capitalized as mineral rights in the consolidated balance sheet during the year ended June 30, 2010.  These amounts consisted of cash of $236,607 paid to GeoXplor on the closing of the acquisition under the Nevada APA, and common stock issued in connection with the acquisition valued at $3,640,000, and $100,000 owed in connection with the BSV Option Agreement.

During the three months ended September 30, 2010, the Company became obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes, which the Company has recorded in accrued expenses as of September 30, 2010, and such amount remains unpaid as of November 22, 2010.

Puna Lithium

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

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)
As consideration to Lacus for entering into the Master Option Agreement (“MOA”), the Company paid Lacus aggregate payments of $942,178, which included $242,178 for acquisition costs and $700,000 for exploration related expenses.  The Company is also required to pay Lacus $500,000 on March 12, 2011 as consideration for the agreement.  As further consideration for entering the MOA and as a condition to maintain the first option under the MOA in good standing until exercised, the Company was to pay $3,000,000 for work commitments on dates to be determined at closing.  The MOA did not close.  On July 30, 2010, the Company and Lacus amended the MOA (“Amended MOA”) to clarify that the work commitment payments were due as follows:  $237,000 due on or before July 30, 2010; $1,079,000 due on or before August 15, 2010; $372,000 due on or before August 31, 2010 and $1,312,000 due over the one year period subsequent to closing of the MOA on a schedule to be determined by the MOA executive committee.

In August 2010, the Company determined that the Rincon, Pocitos and Centerario salars did not meet the Company’s criteria for economic brine reserves, that the work plan recommended by Lacus was not acceptable and that funding of a drilling program should be suspended. Lacus subsequently terminated the Master Option Agreement on August 24 2010.  The Company expensed $742,178 of capitalized acquisition costs as impairment expense in the consolidated statement of operations during the year ended June 30, 2010. In accordance with the Assignment Agreement, the Company was also required to issue 8,000,000 shares of common stock to Puna upon the date of the closing (“Closing”) as defined in the MOA.  As the Closing did not occur, the Company did not issue the 8,000,000 shares of common stock.  As of September 30, 2010, the Company has $765,000 in accrued expenses related to acquisition costs and exploration expenses under the agreements.

Contingent Obligations Related to Terminated Agreements

In connection with our obligations under the Nevada APA and the MOA, the Company may be directly or contingently obligated to fulfill certain commitments for payments under the agreements related to option payments, permitting costs, maintenance costs, and funding requirements under work commitments.  Total unpaid commitments under the Nevada APA and the MOA including development costs related to these projects were $264,600 and $3,500,000, respectively.  To date, claims amounting to $275,000 have been made by Lacus.  Although the Company believes it will not be required to pay the majority of these commitments under the termination provisions of the respective agreements, it could be obligated for substantial payments.

Employment Agreement

The Company retained Mr. Currin’s services as its Chief Operating Officer under an Employment Services Agreement with MIZ Comercializadora, S. de R.L. (“MIZ”), a corporation owned in part by Mr. Currin.  The employment agreement has a three year term which began on August 11, 2010. The employment agreement requires Mr. Currin  to devote at least 90 percent of his working time and effort to our business and affairs during the term of the agreement. The employment agreement provides for a signing bonus of $100,000 (of which $90,000 is payable in common stock and $10,000 is payable in cash), and a minimum annual base salary of $200,000 per year with bonuses payable in the first year based on certain milestones and at the discretion of the Board of Directors as set forth in the agreement and thereafter as determined by the Board of Directors.

Pursuant to such Employment Services Agreement, the Company has granted to MIZ an award under the 2009 Plan pursuant to which the Company shall issue 2,500,000 shares of Restricted Stock.  The shares of Restricted Stock vest in installments of between 300,000 and 1,000,000 shares upon the achievement of certain milestones set forth in the Employment Services Agreement, subject to acceleration upon a change of control or a termination of Mr. Currin’s employment by MIZ for Good Reason or by the Company for any reason other than for Cause.  If his employment is terminated by the Company for Cause, or by Mr. Currin for any reason other than Good Reason, then all unvested Restricted Stock will immediately expire.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)
Pursuant to the Employment Services Agreement, the Company has granted to MIZ an option to purchase an aggregate of 1,000,000 shares of Common Stock under the 2009 Plan, exercisable at a price of $0.38 per share, the fair market value per share of common stock on August 11, 2010, with a term of ten years.  One third of such options vest on each of August 11, 2011, 2012 and 2013.  If the Company terminates Mr. Currin’s employment for Cause, then all such options, whether or not vested, will immediately expire.  If his employment is terminated voluntarily by MIZ without Good Reason, then all unvested options will immediately expire.  Vested options, to the extent unexercised, will expire one month after the termination of employment (or nine months in the case of his death or permanent disability).  If his employment is terminated (a) in connection with a Change of Control (as defined in the Employment Services Agreement), (b) by the Company without Cause or (c) by MIZ for Good Reason, then all unvested options will immediately vest and will expire nine months after such event.

Mr. Currin’s employment with the Company is “at-will” and terminable at any time for any reason or for no reason.  If Mr. Currin’s employment is terminated by the Company without Cause, then the Company must continue to pay MIZ the base fee at the rate then in effect for a period of 18 months and, with respect to the first annual bonus, to the extent the milestones therefor are achieved, pay MIZ a pro rata portion of the annual bonus.  If MIZ terminates the Employment Services Agreement for Good Reason, or in the event of a termination of employment due to a permanent disability, the Company will continue to pay MIZ the base fee at the rate then in effect for a period of 18 months.

For the duration of the employment period and, unless the Company terminates Mr. Currin’s employment without Cause, for a period of 18 months thereafter, both MIZ and Mr. Currin have agreed not to directly or indirectly compete with the Company anywhere within the countries in which the Company is at that time operating, with certain exceptions.

The foregoing is a summary of the principal terms of the Employment Services Agreement and the Restricted Stock and the options granted pursuant thereto, and is qualified in its entirety by the detailed provisions of the relevant documents, which are filed as exhibits to this Report and are incorporated herein by reference.

NOTE 14. SUBSEQUENT EVENTS

Alfredo

The Company did not make the $100,000 October 30, 2010 option payment as required under the Alfredo Option to Purchase Agreement (See Note 4).  The Company is in negotiations to extend the due date of this option payment.

Loans Payable

The Company did not pay off the $45,000 Convertible Note, dated April 30, 2009, by its November 8, 2010, due date (See Note 7).  As a result, this Note is in default.

Private Placement Offering

On November 8, 2010,  the Company held an initial closing of a private placement offering (the “New Offering”) of 2,000,000 units of its securities (the “New Units”) to institutional and accredited investors and non-U.S. persons for gross proceeds of $100,000, at an offering price of $0.05 per New Unit. Each New Unit consists of (i) one share of the Company’s common stock, and (ii) a warrant to purchase one share of common stock at an exercise price of $0.05 per share (the “New Warrants”). The New Warrants will be exercisable from issuance until five years after the final closing of the New Offering.  On November 15, 2010, the Company held a second and final closing of the New Offering in which an additional 2,000,000 New Units were sold for gross proceeds of $100,000.  In the aggregate, the Company sold 4,000,000 New Units in the New Offering for aggregate gross proceeds of $200,000.  The Company plans to apply the net proceeds of this closing towards certain outstanding accounts payable.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial statements
For the quarterly period ended September 30
(Unaudited)

The Company has determined that the New Warrants contain anti-dilution provisions and will be classified as derivative liabilities.

The subscription agreements (the “Subscription Agreements”) between the Company and each investor (each “Subscriber”) in the New Offering provide each Subscriber with the right, subject to certain conditions, to purchase, at any time prior to November 8, 2011, a number of additional New Units (“Double Units”) up to the number of New Units purchased at the closing of the New Offering by such Subscriber.  The Subscription Agreements provide the Subscribers with certain “piggyback” registration rights covering the shares of Common Stock included in the Units (including any Double Units) and the shares of Common Stock issuable upon exercise of the New Warrants (including New Warrants included in any Double Units).

As a result of the New Units issued in the New Offering, the exercise prices and number of shares issuable upon exercise of the 2009 Warrants, 2010 Warrants and Agent Warrants was further adjusted.  After November 15, 2010:  (i) the A Warrants were exercisable, in the aggregate, to purchase 7,123,593 shares of common stock for approximately $0.4106 per share; (ii) the B Warrants were exercisable, in the aggregate, to purchase 7,132,318 shares of common stock for approximately $0.7671 per share; (iii) the 2010 Warrants were exercisable to purchase 7,188,035 shares of common stock for approximately $0.4285 per share; and (iv) the Agent Warrants were exercisable to purchase 481,171 shares of common stock for approximately $0.2182 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Li3 Energy, Inc. (“Li3 Energy,” the “Company,” “we,” “us” or “our”) is an emerging exploration company, focused on the discovery and development of lithium and potassium brine and nitrate and iodine deposits in Chile, Argentina and Peru.

We have acquired mineral claims prospective for lithium and potassium that cover a total area of 19,500 acres in Peru. We have also acquired an option to purchase mining concessions with respect to approximately 6,670 acres of mining tenements near Pozo Almonte, Chile, from which we expect to produce (aided by the potassium we expect to generate from our prospective lithium carbonate brine properties) saleable iodine nitrate products.  We are currently evaluating additional exploration and production opportunities.

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

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission (“SEC”) (the “Form 10-K”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements as of September 30, 2010, and for the three months ended September 30, 2010 and 2009, which are unaudited. In the opinion of management, such consolidated financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in these financial statements as of September 30, 2010, and for the three months ended September 30, 2010 and 2009.

You should read this discussion and analysis together with such financial statements and the notes thereto.

Going Concern

The Company currently has no sources of recurring revenue and has generated net losses of $14,578,849 and negative cash flows from operations of $3,157,682 during the period from June 24, 2005 (inception) through September 30, 2010.

In the course of its development activities, the Company has sustained and continues to sustain losses.  The Company does not anticipate positive cash flow from operations before 2013 and cannot predict if and when the Company may generate profits.  In the event the Company identifies commercial reserves of lithium and/or minerals, the Company will require substantial additional capital to develop those reserves.  The Company expects to finance its operations primarily through future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern because there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, then the Company’s operations would be materially negatively impacted.

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

Operational Update

Chile

In August 2010, we acquired all of the outstanding share capital of Alfredo Holdings, Ltd. (“Alfredo”), which, through its Chilean subsidiary Pacific Road Mining Chile S.A. (“PRMC”), has an option to purchase mining concessions with respect to approximately 6,670 acres of mining tenements near Pozo Almonte, Chile. Details of the terms of the acquisition and option (including future payments we may be obligated to make to the Sellers) are contained in the Form 10-K under Part I, Item 1, “Business—Our Projects—Chile—Alfredo” and are incorporated by reference herein.

Under the terms of the option agreement, we were required to make a payment of $100,000 to the optionor by October 30, 2010, and we will be required to pay $180,000 by December 30, 2010, in order to maintain our option rights.  Then, in order to exercise the option and purchase the Alfredo Property, we must pay the option exercise price of $4,860,000 by March 30, 2011.  We were unable to make the payment of $100,000 due on October 30, 2010.  We are in discussions with the optionor to extend the payments for October and December; however, there can be no assurance at this point that we will be successful. In the event we are unable to extend our payment terms, we may be unable to pursue development of the Alfredo properties and could be required to impair the properties.

We estimate that we would require an additional $8.5 million in order to develop the Alfredo Property to the stage of a completed feasibility study.

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

Peru

On February 23, 2010, we acquired 100% of the assets of the Loriscota, Suches and Vizcachas Projects for an aggregate purchase price of $50,000.  Given our limited resources, we continue to develop plans to pursue exploration and/or development of the Peru properties. Any such plans include development beyond a year and are subject to the availability of financing.  We continue to evaluate other nearby properties in Peru to potentially expand our land package in this region.

Argentina

In July 2010, we acquired 100% of the issued and outstanding shares of Noto Energy S.A., an Argentinean corporation (“Noto”), which beneficially owns a 100% interest over 2,995 acres situated on brine salars in Argentina, known as Cauchari.  We are in the process of evaluating the Noto property.  Given our limited resources, we continue to develop plans to pursue exploration and/or development of the Noto property.  Any such plans include development beyond a year and are subject to the availability of financing.  We continue to evaluate other nearby properties in Argentina to potentially expand our land package in this region.

Recent Development

On November 8, 2010, we held an initial closing of a private placement offering (the “New Offering”) of 2,000,000 units of our securities (the “New Units”) to institutional and accredited investors and non-U.S. persons for gross proceeds of $100,000, at an offering price of $0.05 per New Unit. Each New Unit consists of (i) one share of common stock, par value $0.001 per share, of the Company (“Common Stock”), and (ii) a warrant to purchase one share of Common Stock at an exercise price of $0.05 per share (the “New Warrants”). The New Warrants will be exercisable from issuance until five years after the final closing of the Offering.  On November 15, 2010, we held a second and final closing of the New Offering in which an additional 2,000,000 Units were sold for gross proceeds of $100,000.  In the aggregate, we sold 4,000,000 New Units in the New Offering for aggregate gross proceeds of $200,000.  We plan to apply the net proceeds of these closings towards certain outstanding accounts payable.

The subscription agreements (the “Subscription Agreements”) between us and each investor (each “Subscriber”) in the New Offering provide each Subscriber with the right, subject to certain conditions, to purchase, at any time prior to November 8, 2011, a number of additional New Units (“Double Units”) up to the number of New Units purchased at the closing of the New Offering by such Subscriber.  The Subscription Agreements provide the Subscribers with certain “piggyback” registration rights covering the shares of Common Stock included in the New Units (including any Double Units) and the shares of Common Stock issuable upon exercise of the New Warrants (including New Warrants included in any Double Units).

The sale of the New Units and the securities contained therein were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D and/or Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering.  The purchasers of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the certificates issued in such transactions.  All purchasers of the securities represented and warranted, among other things, that they were accredited investors within the meaning of Regulation D and/or non-U.S. persons within the meaning of Regulation S, that they had the knowledge and experience in financial and business matters necessary to evaluate the merits and risks of an investment in the Company and had the ability to bear the economic risks of the investment, and that they had adequate access to information about the Company.

Strategic Plan

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

We continue to pursue an advanced lithium and potassium chloride project in Chile, although there can be no assurance that this project will meet our technical and other due diligence requirements or that we will successfully negotiate an acquisition, and we continue to explore other lithium and industrial minerals prospects in the region, located to complement the Alfredo project, in order to achieve integration of operations to produce metallurgical grade lithium, commercial grade fertilizer and pharmaceutical grade iodine.

Results of Operations

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Revenues

We had no revenues during the three months ended September 30, 2010 and 2009, respectively.

Exploration expenses

During the three months ended September 30, 2010 and 2009, we incurred exploration expenses of $272,642 and $0, respectively.  The expenses incurred during the three months ended September 30, 2010 related principally to our efforts to secure strategic mineral rights in South America and include direct expenses, consulting expenses in connection with prospective mining operation investment opportunities, and travel.

General and administrative Expenses

During the three months ended September 30, 2010 and 2009, we incurred general and administrative expenses of $831,227 and $14,765, respectively.  The increase in expenses incurred related primarily to legal fees, consultancy fees, travel expenses and professional fees incurred in connection with the day-to-day operation of our business.

Other Income (Expense)

Other income for the three months ended September 30, 2010, was $2,767,412 compared to other expense of $1,957 for the three months ended September 30, 2009, and increased primarily due to our recognition, during the three months ended September 30, 2010, of an unrealized gain from the decrease in the fair value of the derivative liability related to our outstanding warrant instruments of $2,772,726.  Interest expense amounted to $1,944 and $1,958 during the three months ended September 30, 2010 and 2009, respectively and related to our loans payable.   During the three months ended September 30, 2010 and 2009, we incurred losses on foreign currency translation of $3,437 and $0, respectively, and such losses related to our operations in Peru.

Liquidity and Capital Resources

Liquidity and Capital Resources

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been debt and proceeds from the sale of our equity securities in several private placements.

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

In July and September 2010, we raised gross proceeds of $540,000 ($487,998 after offering expenses) from the sale of units of our equity securities in our 2010 Private Placement.  We sold an aggregate of 2,160,000 units, each consisting of (i) one share of our common stock and (ii) a warrant to purchase one share of common stock at an exercise price of $0.50 per share. The warrants are exercisable for a period of five years from the issuance date.

On November 8, 2010,  the Company held an initial closing of a private placement offering (the “New Offering”) of 2,000,000 units of its securities (the “New Units”) to institutional and accredited investors and non-U.S. persons for gross proceeds of $100,000, at an offering price of $0.05 per New Unit. Each New Unit consists of (i) one share of the Company’s common stock, and (ii) a warrant to purchase one share of common stock at an exercise price of $0.05 per share (the “New Warrants”). The New Warrants will be exercisable from issuance until five years after the final closing of the New Offering.  On November 15, 2010, the Company held a second and final closing of the New Offering in which an additional 2,000,000 New Units were sold for gross proceeds of $100,000.  In the aggregate, the Company sold 4,000,000 New Units in the New Offering for aggregate gross proceeds of $200,000.  The Company plans to apply the net proceeds of this closing towards certain outstanding accounts payable.

As a result of the New Units issued in the New Offering, the exercise prices and number of shares issuable upon exercise of the 2009 Warrants, 2010 Warrants and Agent Warrants was further adjusted.  After November 15, 2010:  (i) the A Warrants were exercisable, in the aggregate, to purchase 7,123,593 shares of common stock for approximately $0.4106 per share; (ii) the B Warrants were exercisable, in the aggregate, to purchase 7,132,318 shares of common stock for approximately $0.7671 per share; (iii) the 2010 Warrants were exercisable to purchase 7,188,035 shares of common stock for approximately $0.4285 per share; and (iv) the Agent Warrants were exercisable to purchase 481,171 shares of common stock for approximately $0.2182 per share.

In addition to utilizing our capital to acquire properties and pay other corporate costs, we periodically issue shares of our common stock as consideration in lieu of cash to conserve our cash and meet our obligations.  We likely will continue to issue common stock for these purposes where feasible, if we determine that it is in our economic best interests.

We have been using the net proceeds from the 2010 private placements towards the implementation of our business development plan and for general working capital purposes.  We will require additional capital to pay our obligations and to execute our exploration and development plans for our existing lithium mining properties and any others that we may be successful in acquiring.  We plan to seek to raise such capital through additional sales of our equity or debt securities.  There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs.  If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans or meet our ongoing operational working capital needs.

At September 30, 2010, we had cash and cash equivalents of $3,851, as compared to $302,821 at June 30, 2010.  The decrease in cash and cash equivalents from June 30, 2010 to September 30, 2010 was due to cash used in operating activities ($606,968) and the acquisition of mineral rights ($180,000), partially offset by net proceeds from 2010 private placements of $487,998.

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

Item 4. Controls and Procedures

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

As of September 30, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective in detecting the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes primarily due to limited financial accounting staff resources. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2010.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we intend to hire additional qualified staff once we have the available resources.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting, known to executive management that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K under Part I, Item 1A, “Risk Factors,” therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in Current Reports on Form 8-K that we have filed, or as set forth below, we have not sold any of our equity securities during the period covered by this Report that were not registered under the Securities Act.

Pursuant to our Employment Services Agreement with MIZ Comercializadora, S. de R.L. (“MIZ”) relating to Mr. Currin’s serving as our Chief Operating Officer, we agreed to issue MIZ 236,842 shares of our common stock as a signing bonus, granted to MIZ an award under the 2009 Plan pursuant to which we shall issue 2,500,000 shares of Restricted Stock and granted to MIZ an option to purchase an aggregate of 1,000,000 shares of our common stock under the 2009 Plan, exercisable at a price of $0.38 per share.  To the extent such issuances may be deemed sales of our equity securities, they were effected without registration in reliance upon the exemption from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D and/or Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering.  MIZ represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends will be affixed to any certificates issued in connection with such awards.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description

10.1	Addendum to Master Option Agreement between Lacus Minerals S.A. and the Registrant, dated as of July 29, 2010. (2)

10.2
Stock Purchase Agreement, dated as of August 3, 2010, among Li3 Energy, Inc. and Pacific Road Capital A Pty. Limited, as trustee for Pacific Road Resources Fund A, Pacific Road Capital B Pty. Limited, as trustee for Pacific Road Resources Fund B, and Pacific Road Capital Management G.P. Limited, as General Partner of Pacific Road Resources Fund L.P. (1)

10.3 †	Employment Services Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (2)

10.4 †	Form of Restricted Stock Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (2)

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1¶	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2¶	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement

¶
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1)	Filed with the Securities and Exchange Commission on August 9, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on November 4, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 22, 2010	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Name: Luis F. Saenz
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Eric E. Marin
Name: Eric E. Marin
Title: Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1¶	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2¶	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

¶
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.