Form 10-Q
period 2010-12-31
Li3 Energy, Inc.
filed 2011-02-22
CIK 1334699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes ☐ No ☒

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
Yes ☐ No ☒

As of February 22, 2010, there were 111,535,259 shares of the registrant’s common stock outstanding.

LI3 ENERGY, INC.

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “potential,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify appropriate corporate acquisition and/or joint venture opportunities in the lithium mining sector, our ability to establish technical and managerial infrastructure, our ability to raise the required capital to take advantage of and successfully participate in such opportunities, future economic conditions, political stability and lithium prices. Descriptions of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appear in the section captioned “Risk Factors” in Part I, Item 1A of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2010.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	December 31, 2010	June 30, 2010
Assets
Current Assets:
Cash	$538,719	$302,821
Prepaid expenses and advances	33,658	56,476
Total current assets	572,377	359,297

Mineral rights	350,000	340,000
Property and equipment, net of accumulated depreciation of $17,199 and $15,249, respectively	1,996	3,946
Non-refundable advance	250,000	-
Total non-current assets	601,996	343,946
Total assets	$1,174,373	$703,243

Liabilities & Stockholders' Deficit
Current Liabilities:
Accounts payable	$561,149	$657,100
Accrued expenses	416,038	982,550
Common stock payable	1,196,699	-
Common stock payable to related party	90,000	-
Payable to related parties	103,644	10,671
Loans payable	95,000	95,000
Total current liabilities	2,462,530	1,745,321

Derivative liabilities-warrant instruments	9,848,946	8,029,728
Total liabilities	12,311,476	9,775,049

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2010 and June 30, 2010	-	-
Common stock, $0.001 par value, 290,000,000 shares authorized; 101,906,774 and 74,625,095 shares issued and outstanding as of December 31, 2010 and June 30, 2010, respectively	101,907	74,625
Additional paid-in capital	12,608,784	7,095,961
Deficit accumulated during exploration stage	(23,847,794)	(16,242,392)
Total stockholders' deficit	(11,137,103)	(9,071,806)
Total liabilities and stockholders' deficit	$1,174,373	$703,243
See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)
					June 24, 2005
					(inception)
	Three Months Ended December 31,		Six Months Ended December 31		through December 31
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$2,278

Cost of goods sold	-	-	-	-	1,182

Gross profit	-	-	-	-	1,096

Operating expenses:
Inventory impairment	-	-	-	-	1,469
Mineral rights impairment expense	4,070,000	-	4,070,000	-	8,788,785
Exploration expenses	36,644	-	309,286	-	2,645,065
General and administrative expenses	1,979,346	702,653	2,810,573	717,418	5,761,186
Total operating expenses	6,085,990	702,653	7,189,859	717,418	17,196,505

Other income (expense):
Gain on settlement	422,500	-	422,500	-	422,500
Unrealized loss – change in fair value of warrant derivative liability instruments	(3,601,894)	(545,340)	(829,168)	(545,340)	(7,052,715)
Foreign currency	(1,046)	-	(4,483)	-	(9,643)
Interest income	42	1,748	109	1,749	4,524
Interest expense	(2,557)	(1,930)	(4,501)	(3,888)	(17,051)
Total other expense	(3,182,955)	(545,522)	(415,543)	(547,479)	(6,652,385)

Net loss	$(9,268,945)	$(1,248,175)	$(7,605,402)	$(1,264,897)	$(23,847,794)

Basic and diluted loss per share	$(0.10)	$(0.02)	$(0.09)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	91,137,984	71,716,942	86,923,286	96,384,829

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
From June 24, 2005 (Inception) through December 31, 2010
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

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (continued)
From June 24, 2005 (Inception) through December 31, 2010
(Unaudited)

Balance, June 30, 2010	74,625,095	74,625	7,095,961	(16,242,392)	(9,071,806)

July 13, 2010, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $47,245	2,000,000	2,000	230,884	-	232,884
August 3, 2010, stock issued for acquisition of mineral rights at $0.39 per share	10,000,000	10,000	3,890,000	-	3,900,000
August 2010 stock issued for services at $0.30 per share	87,096	87	26,042		26,129
September 13, 2010, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $4,757	160,000	160	18,017	-	18,177
November 8, 2010, common stock sold in private placement offering at $0.05 per share – no offering costs	2,000,000	2,000	21,425	-	23,425
November 15, 2010, common stock sold in private placement offering at $0.05 per share – no offering costs	2,000,000	2,000	23,214	-	25,214
December 2010 stock issued for services at $0.231 per share	1,551,253	1,551	356,788	-	358,339
December 9, 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $56,843	3,333,338	3,334	217,875	-	221,209
December 17, 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $100,616	5,383,325	5,383	363,246	-	368,629
December 30, 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $8,125	766,667	767	64,558		65,325
Amortization of stock-based compensation expense	-	-	300,774	-	300,774
Net loss, period ended December 31, 2010	-	-	-	(7,605,402)	(7,605,402)

Balance, December 31, 2010	101,906,774	101,907	12,608,784	(23,847,794)	(11,137,103)

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flow
(Unaudited)

			June 24, 2005
	Six Months	Six Months	(inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss	$(7,605,402)	$(1,264,897)	$(23,847,794)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,950	1,949	17,504
Gain on settlement	(422,500)	-	(422,500)
Stock-based compensation	1,493,194	467,529	2,633,141
Stock-based compensation – related party	90,000	-	90,000
Mineral rights impairment expense	4,070,000	-	8,788,785
Unrealized loss on change in fair value of warrant derivative liabilities	829,168	545,340	7,052,715
Inventory impairment	-	-	1,469
Changes in operating assets and liabilities:
Increase in inventory	-	-	(1,469)
Decrease (increase) in prepaid expenses and advances	22,818	-	(33,658)
Increase in accounts payable	3,351	51,351	660,451
Increase in accrued expenses	153,488	3,888	1,136,038
Increase in payable to related parties	84,919	-	95,590
Net cash used in operating activities	(1,279,014)	(194,840)	(3,829,728)

Cash Flows from Investing Activities
Acquisition of mineral rights	(180,000)	-	(1,598,785)
on-refundable advance	(250,000)		(250,000)
Acquisition of equipment	-	-	(9,500)
Increase in leasehold improvement	-	-	(10,000)
Net cash used in investing activities	(430,000)	-	(1,868,285)

Cash Flows from Financing Activities
Increase in loans payable	-	-	95,000
Proceeds from issuance of common stock, net of offering costs	1,944,912	3,339,523	6,141,732
Net cash provided by financing activities	1,944,912	3,339,523	6,236,732

Net increase in cash	235,898	3,144,683	538,719

Cash at beginning of period	302,821	9,703	-

Cash at end of period	$538,719	$3,154,386	$538,719

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
Non-cash investing and financing transactions:
Common stock cancelled	$-	$71,052	$71,052
Issuance of common stock for acquisition of mineral rights	$3,900,000	$-	$7,540,000
Fair value of derivative warrant instruments issued in private offerings	$990,050	$1,890,668	$2,796,231

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
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

The Company has four subsidiaries; Li3 Energy Peru SRL, a wholly-owned subsidiary in Peru, to explore mining opportunities in Peru and in South America; Alfredo Holdings, Ltd. (“Alfredo”), an exempted limited company incorporated under the laws of the Cayman Islands; Pacific Road Mining Chile, SA, a Chilean corporation (“PRMC”), which is a subsidiary of Alfredo; and Noto Energy S.A. (“Noto”), an Argentinean corporation.

The accompanying unaudited interim consolidated financial statements of Li3 Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ending June 30, 2010, as reported on Form 10-K/A, have been omitted.

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

c. Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At December 31, 2010, the Company had cash deposits of approximately $526,391 in a single account at a U.S. bank, which is $276,391 in excess of the FDIC’s current insured limits.  The Company had $0 cash equivalents at December 31, 2010 and June 30, 2010.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

d. Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if these costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets.  As of December 31, 2010, management evaluated our capitalized mineral rights for impairment and recorded an impairment charge of $4,070,000.  See Note 4.

e. Earnings (Loss) per Share

The Company accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 – 10, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation as the effect would be anti-dilutive.

f. Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Management has made significant estimates related to the fair value of the warrant derivative liability, accrued expenses, asset impairments and contingencies.

g. Subsequent Events

We evaluated all subsequent events from December 31, 2010 through the date of the issuance of these consolidated financial statements.

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

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

NOTE 3.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company currently has no sources of recurring revenue, has a working capital deficit of $1,890,153 and has generated net losses of $23,847,794 and negative cash flows from operations of $3,829,728 during the period from June 24, 2005 (inception) through December 31, 2010.

In the course of its exploration and development activities, the Company has sustained and continues to sustain losses.  The Company does not anticipate positive cash flow from operations before 2013 and cannot predict if and when the Company may generate profits from operations.  In the event the Company identifies commercial reserves of minerals, the Company will require substantial additional capital to develop those reserves.  The Company expects to finance its operations primarily through future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern because there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, then the Company’s operations would be materially negatively impacted.

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

NOTE 4.  MINERAL RIGHTS

	December 31, 2010	June 30, 2010
Alfredo	$-	$90,000
Noto	300,000	200,000
Peru	50,000	50,000
Total	$350,000	$340,000

Alfredo

On April 20, 2010, the Company entered into a non-binding term sheet with Pacific Road Capital A Pty. Limited, as trustee for Pacific Road Resources Fund A (“Fund A”), Pacific Road Capital B Pty. Limited, as trustee for Pacific Road Resources Fund B (“Fund B”), and Pacific Road Capital Management G.P. Limited, as General Partner of Pacific Road Resources Fund, L.P. (“PR Partnership” and, together with Fund A and Fund B, “Alfredo Sellers”), pursuant to which the Company was granted the exclusive option to acquire all of the outstanding share capital of Alfredo Holdings, Ltd. (“Alfredo”) in exchange for a cash payment of $90,000, which the Company paid during the year ended June 30, 2010.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
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

On August 3, 2010, the Company entered into a Stock Purchase Agreement (“SPA”) with the Alfredo Sellers to acquire all of the outstanding shares of Alfredo.  Pursuant to the SPA, the Company issued an aggregate of 10,000,000 shares of common stock (the “Purchase Price Shares”) valued at $3,900,000 ($0.39 per share) to the Alfredo Sellers and their designees.  Of the Purchase Price Shares, 8,800,000 that the Company issued directly to the Alfredo Sellers are subject to an 18 month lock-up period pursuant to the SPA.  If and when the following milestones are achieved with respect to a mine that the Company may develop on the Alfredo Property to recover iodine or nitrate (the “Alfredo Mine”), the SPA requires the Company to make the following additional payments to the Alfredo Sellers:

a)	$1,000,000 upon the Board of Directors’ resolution to commence final engineering and design of the Alfredo Mine;

b)	A further $2,000,000 upon the Board of Directors’ resolution to commence construction of the Alfredo Mine; and

c)	A further $2,500,000 upon commencement of commercial production from the Alfredo Mine (meaning production at a rate of 75% of design capacity for 3 months).

The Alfredo Sellers have the right to take any or all of the above milestone payments in shares of the Company’s common stock instead of cash, valued at the greater of (i) $0.25 per share or (ii) the average of the closing price of the common stock on the 30 trading days immediately preceding the relevant payment date.  The Company is under no obligation to achieve or pursue any of the milestones,

Under the Option to Purchase Agreement, PRMC was required to make additional periodic payments aggregating $360,000 between June 30, 2010 and December 30, 2010.  The Company paid $80,000 in August 2010 and was required to make payments of $100,000 by October 30, 2010 and $180,000 by December 30, 2010 in order to maintain its option rights.  Then, in order to exercise the option and purchase the Alfredo Property, the Company would have been required to pay the option exercise price of $4,860,000 by March 30, 2011.  The Company did not make the $100,000 payment on October 30, 2010 and $180,000 payment on December 30, 2010.  Under the terms of the option agreement, the option terminated as a result of the Company not making the required option payments within the specified default and cure periods, and the Company therefore has recorded impairment expense of $4,070,000 during the period ended December 31, 2010.

Noto

Pursuant to an Assignment Agreement dated March 12, 2010 (the “Assignment Agreement”), the Company purchased all of Puna Lithium Corporation’s (“Puna”) interests in and rights for the acquisition of Noto Energy S.A. (”Noto”) under a letter of intent dated November 23, 2009, as amended (the “Letter of Intent”), entered into by and among Puna, Lacus Minerals S.A., and the shareholders of Noto Energy S.A. (“Noto Shareholders”), an Argentinian corporation.

On March 12, 2010, the Company entered into a Share Purchase Agreement with the Noto Shareholders (the “Share Purchase Agreement”) for the acquisition of one hundred percent (100%) of the issued and outstanding shares of Noto, which beneficially owns a one hundred percent (100%) undeveloped mineral interest in over 2,995 acres situated on brine salars in Argentina, known as Cauchari (the “Noto Properties”).

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

Under the Share Purchase Agreement, the Company acquired upon closing on July 30, 2010, one hundred percent (100%) of the issued and outstanding shares of Noto, for $300,000 in cash, of which $200,000 was paid during the year ending June 30, 2010, and $100,000 was paid on July 30, 2010 when the transaction closed. Noto’s only asset was the mineral interest in the Noto Properties.  The Company is currently developing plans to pursue exploration and/or development of the Noto Properties..

Peru

On February 23, 2010, the Company acquired, through a wholly-owned subsidiary, Li3 Energy Peru SRL, 100% of the assets of the Loriscota, Suches and Vizcachas Projects located in the Provinces of Puno, Tacna and Moquegua, Peru.  The Company is currently developing plans to pursue exploration and/or development of the Peru properties.

NOTE 5.  LONG-TERM NON-REFUNDABLE ADVANCE

On November 30, and December 1, 2010, the Company signed non-binding exclusive letters of intent with Sociedades Legales de Minerales de LITIO 1 a 6 de la Sierra Hoyada de Maricunga, a group of six private companies (the “Maricunga Sellers”), to acquire at least 51%, up to a maximum of 60%, ownership of the Maricunga Sellers, which collectively own the Maricunga Project (“Maricunga”).  The Maricunga property covers an area of approximately 3,553 acres (1,438 hectares), comprising six concessions, and is located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile. During December 2010, the Company paid $250,000 to the Maricunga Sellers in connection with signing the letters of intent, which provides the Company with 90 days to perform its due diligence and prepare definitive purchase agreements.  The Company is still performing due diligence in accordance with the terms and timing of the agreement.  The letter of intent will expire on February 28, 2011, if the acquisition has not been completed, unless the parties agree to an extension.  The Company is seeking an extension, but there can be no assurance that an extension will be agreed upon.

Pursuant to the non-binding exclusive letters of intent, in the event that the Company is able to acquire 60% of the ownership of the Maricunga Sellers, then the Company will be required to pay the Maricunga Sellers a one time cash amount of $6,000,000 (“Maricunga Cash Payment”) at the acquisition date (the “Closing”).  In addition, the Company will pay the Maricunga Sellers an additional amount in common stock equal to 30% of the Company’s outstanding stock on a post-transaction basis (“Marigunga Stock Payment”) within 60 days of the Closing.  In the event that the Company acquires less than 60% of the Maricunga Sellers and in any case at least 51% of the Maricunga Sellers, then the Maricunga Cash Payment and the Maricunga Stock Payment will be reduced on a prorated basis.  The Company will issue additional shares to the Maricunga Sellers equivalent to any exercise of warrants and/or options until such time the warrants and options expire.   As of the Closing, the Company would also agree to contribute up to $5,000,000 towards expenses needed for technical/economic feasibility studies and carry out exploration programs.

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2010	June 30 2010
Leasehold improvement and equipment	$19,195	$19,195

Less: Accumulated depreciation	(17,199)	(15,249)
Net property and equipment	$1,996	$3,946

Depreciation expense for the six-month periods ending December 31, 2010 and 2009 was $1,950, and $1,949, respectively.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

NOTE 7.   RELATED PARTY TRANSACTIONS

Legal Services

Antonio Ortúzar, who served as a director of the Company from February 18, 2010, to October 25, 2010, is a Partner in a law firm that the Company engaged to perform certain legal services.  The Company pays for such legal services at the standard rates that the firm charges its unrelated clients.  For the six months ended December 31, 2010 and 2009, the total legal fees that the Company incurred to such firm was approximately $69,000 and $0, respectively. As of December 31, 2010 and June 30, 2010, the Company owed this law firm $69,280 and $8,054, respectively.  As Mr. Ortúzar is no longer a director of the Company, the amounts payable to this law firm are not classified as related party.

MIZ

At December 31, 2010 and June 30, 2010, the Company owed $182,931 and $0 to MIZ Comercializadora, S de R.L. (“MIZ”).  Of the $182,931 owed to MIZ as of December 31, 2010, $90,000 is recorded as common stock payable to related party and $92,932 is included in payable to related parties in the consolidated balance sheet.  The amounts are owed in connection with an employment services agreement between MIZ and the Company in which Tom Currin (a partial owner of MIZ) serves as Chief Operating Officer of the Company.

NOTE 8.  LOANS PAYABLE

The Company issued a $50,000 unsecured Promissory Note dated June 5, 2008 (the”Note”) to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company. The interest rate is 8% per annum and the maturity date was June 5, 2010. The total interest accrued at December 31, 2010 is $10,314.  This Note is in default as of December 31, 2010 and remains payable to Milestone.

The Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) dated April 30, 2009, bearing an interest rate of 8.25% per annum, in the amount of $45,000, and which was due on November 8, 2010 to Milestone.  The Convertible Note provides that principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date.  The Company and Milestone have not yet negotiated such conversion terms.  The total interest accrued on the Convertible Note at December 31, 2010 is $6,124.  This Convertible Note is in default as of December 31, 2010 and remains payable to Milestone.

NOTE 9.  DERIVATIVE LIABILITIES

The Company has determined that certain warrants the Company has issued contain provisions that protect holders from future issuances of the Company’s stock at prices below such warrants’ respective exercise prices that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

The warrants issued in connection with the 2009 Unit Offering (as defined below) and the 2010 Unit Offerings (as defined below) contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the relevant time. The amount of any such adjustment is determined in accordance with the provisions of the relevant warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the relevant time.  In addition, the number of shares issuable upon exercise of the 2010 Unit Offering Warrants (as defined below) and all warrants issued to agents under both the 2009 Unit Offering and the 2010 Unit Offerings will be increased inversely proportionally to any decrease in the exercise price, thus preserving the aggregate exercise price of the warrants both before and after any such adjustment.

The fair values of the warrants issued in the 2009 Unit Offering and the 2010 Unit Offerings were recognized as derivative warrant instruments at issuance or when they become issuable and are measured at fair value at each reporting period.   The Company determined the fair values of these securities using a modified lattice valuation model.

Activity for derivative warrant instruments during the six months ended December 31, 2010 was as follows:

	Balance at June 30, 2010	Initial valuation of derivative liabilities upon issuance of new warrants during the period	Increase (Decrease) in Fair Value of Derivative Liability	Balance at December 31, 2010
2009 Unit Offering - Derivative warrant instruments	$6,313,769	$-	$(2,725,167)	$3,588,602
First 2010 Unit Offering – Derivative warrant instruments	1,715,959	236,937	660,847	2,613,743
Second 2010 Unit Offering – Derivative warrant instruments	-	151,361	1,107,695	1,259,056
Third 2010 Unit Offering – Derivative warrant instruments	-	601,752	1,785,793	2,387,545
	$8,029,728	$990,050	$829,168	$9,848,946

Following is a summary of the assumptions used in the modified lattice valuation model as of the initial valuation of the 2010 Unit Offerings, and of all the derivative warrant instruments outstanding as of December 31, 2010:

	2010 Unit Offerings	December 31, 2010
Common stock issuable upon exercise of warrants	16,353,830	37,202,664

Market value of common stock on measurement date (1)	$0.12-$0.30	$0.229
Adjusted Exercise price	$0.05-$0.25	$0.05 - $0.64
Risk free interest rate (2)	1.13%-2.06%	2.01%
Warrant lives in years	5	3.86 -5.00
Expected volatility (3)	151%-158%	158%
Expected dividend yield (4)	0%	0%
Assumed stock offerings per year over next five years (5)	1-2	1-2
Probability of stock offering in any year over five years (6)	100%	100%
Range of percentage of existing shares offered (7)	10% - 30%	10% - 30%
Offering price range (8)	$0.15 - $1.50	$0.15 - $1.50

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or December 31, 2010, as applicable.
(2)	The risk-free interest rate was determined by management using the 5 year Treasury Bill as of the respective 2010 Unit Offering and as of December 31, 2010.
(3)
Because the Company does not have adequate trading history to determine its historical trading volatility, the volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.
(5)	Management estimates the Company will have at least one stock offering in each of the next 5 years.
(6)	Management has determined that the probability of a stock offering is 100% in each of the next five years.
(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 10% and 30% of the shares outstanding.
(8)	Management estimates that the offering price range in the future offerings will be between $0.15 and $1.50 per share.

Subsequent to the end of the period, the exercise price of the 2009 Unit Offering Warrants and the 2010 Unit Offering Warrants and the number of shares issuable upon exercise of the 2010 Unit Offering Warrants and all warrants issued to agents under both the 2009 Unit Offering and the 2010 Unit Offerings were further adjusted as a result of the Company’s issuance of additional E Units (as defined below) in the Third 2010 Unit Offering (as defined below).  See Note 14.

NOTE 10.  STOCKHOLDERS’ EQUITY

Common Stock issued for services

We have entered into an Investment Agreement (the “Investment Agreement”) with Centurion Private Equity, LLC (the “Investor”), dated as of December 2, 2010, pursuant to which, subject to certain conditions, we may sell newly issued shares of our common stock (the “Put Shares”) to the Investor from time to time during the commitment period (each such sale, a “Put”) subject to certain dollar and share volume limitations for each Put.  Provided that the relevant conditions are met, we may make Puts under the Investment Agreement from time to time until 24 months from the date the Registration Statement (as defined below) is declared effective or until all Puts under the Investment Agreement have reached an aggregate gross sales price of $10 million, if sooner.

The Investment Agreement prohibits the Company’s issuance of equity securities (including common stock and securities convertible into, or exercisable or exchangeable for,  common stock),  which are future-priced or subject to price reset provisions, in either case related to the Company’s business or the market for the Company’s common stock, during the period after the date of the Investment Agreement and prior to 30 days after the termination date of the Investment Agreement.  The Investment Agreement further provides that, subject to certain exceptions, the Investor shall have a right of first refusal with respect to any private capital raising transactions involving the Company’s equity securities that closes between the date of the Investment Agreement and 60 days after the Termination Date.  The Company did provide the required notice in connection with such right of first refusal with respect to the Second 2010 Unit Offering (as defined below). The Company has not recorded any liability in connection with such failure as it is unable to estimate if it will incur any loss.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

The Company granted registration rights to the Investor pursuant to a registration rights agreement, dated as of December 2, 2010.  Thereunder, the Company was required to file a registration statement by January 31, 2011 (the “Registration Filing Date”) and use its best efforts to cause the registration statement to be declared effective by April 1, 2011 (or May 1, 2011, if the registration statement is reviewed by the Securities and Exchange Commission (the “SEC”).  The Company is further required to keep the registration statement effective until all of the shares covered thereby have either been sold or may immediately be sold to the public without registration or restriction.  In the event that the SEC limits the number of shares that may be sold pursuant to the registration statement, the Company may remove from the registration statement such number of shares as specified by the SEC, and may file subsequent registration statements covering the resale of additional shares of such common stock.  The Company has not filed the registration statement by the Registration Filing Date and has no immediate plans to do so.  Since the effectiveness of the registration statement with respect to the relevant Put Shares is a condition precedent to the Company’s ability to exercise any Put under the Investment Agreement, the Company will not be able to exercise any Put under the Investment Agreement until such registration statement is filed and declared effective, if at all.

In connection with the Investment Agreement, the Company issued 87,096 shares of common stock to the Investor on August 27, 2010 and recorded compensation expense of $26,129 based on the $0.30 per share market price of common stock on that date.  As consideration for entering into the Investment Agreement, the Company also issued 1,551,253 shares to the Investor on December 2, 2010 and recorded compensation expense of $358,339 based on the $0.231 per share market price of the common stock on that date.

The Company has evaluated this Investment Agreement pursuant to ASC 815 and determined that it does not constitute a derivative.

Common Stock issuable for services

On November 24, 2010, we entered into an agreement (the “Compensation Modification Agreement”) with LW Securities, Ltd. (the “Finder”) in connection with private placement offerings which closed at various times between June 9, 2010, and September 13, 2010.  The Compensation Modification Agreement provides, among other things, that in lieu of $105,000 of cash fees, we would issue the Finder 1,000,000 shares of our common stock.  The Company valued the consideration received in the Compensation Modification Agreement at $385,000, which is equal to 1,000,000 shares of common stock issued at the measurement date at closing price of $0.385.  The Company recorded the difference of $280,000 as general and administrative expenses and recorded $385,000 as common stock payable as of December 31, 2010.  In February 2011, the Company issued the Finder 1,000,000 shares in accordance with the Compensation Modification Agreement.

On December 30, 2010, the Company reached an agreement with its legal counsel (the “Firm”), pursuant to which the Company shall issue 608,310 shares of Common Stock (the “Fee Shares”) to the Firm in lieu of approximately $91,247 of outstanding legal fees and expenses, based on the offering price per share in the Company’s contemporaneous Second 2010 Unit Offering.  The value of the issuable shares was determined based on the $0.385 closing price of the common stock on the measurement date, and totaled $234,199.  The Company recorded $234,199 as common stock payable as of December 31, 2010 and recorded additional general and administrative expenses of $142,952 in connection with this agreement. In February 2011, the Company issued the Firm 608,310 shares in accordance with their agreement.

On December 30, 2010, the Company reached an agreement (the “Settlement Agreement”) with an individual the Company had been considering hiring as an executive officer (the “Candidate”) to settle certain potential claims relating to the Company’s proposed hire of the Candidate.  Pursuant to the Settlement Agreement, the Company agreed to issue 1,000,000 shares of Common Stock to the Candidate.  The Company valued the 1,000,000 shares of common stock at $385,000 based on the $0.385 closing price of the common stock on the measurement date.   The Company recorded $385,000 as common stock payable as of December 31, 2010 and recorded general and administrative expenses of $385,000 in connection with this agreement. In February 2011, the Company issued the Candidate 1,000,000 shares in accordance with the Settlement Agreement.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

Common Stock issued for acquisition of mineral rights

On August 3, 2010, the Company’ Board of Directors authorized the issuance of 10,000,000 shares of its common stock valued at $3,900,000  as part of its acquisition of mineral rights in connection with the Alfredo acquisition (See Note 4). Management determined the fair value of the stock issued to be $0.39 per share based on the last sale price of the common stock on the OTC Bulletin Board on that date.

Common Stock issued with performance based vesting

Pursuant to the Chief Operating Officer’s Employment Services Agreement, the Company granted to MIZ an award under the 2009 Plan pursuant to which the Company shall issue 2,500,000 restricted shares of its common stock (the “Restricted Stock”).  The shares of Restricted Stock vest in installments of between 300,000 and 1,000,000 shares upon the achievement of certain milestones set forth in the Employment Services Agreement, subject to acceleration upon a change of control or a termination of Mr. Currin’s employment by MIZ for good reason (as defined in the Employment Services Agreement) or by the Company for any reason other than for cause (as defined in the Employment Services Agreement).  If his employment is terminated by the Company for cause as defined in the Employment Services Agreement, or by Mr. Currin for any reason other than good reason, then all unvested Restricted Stock will immediately expire.

The Company determined the grant date of the 2,500,000 shares was August 11, 2010.  The stock price on the grant date was $0.38 per share. Total compensation expense which may be recognized in connection with these restricted shares is $950,000 if all of the shares vest.  A milestone was achieved after December 31, 2010, resulting in the vesting of 500,000 shares of common stock and the company recorded $171,000 of stock-based compensation expense during the six months ended December 31, 2010 based on a vesting service period of approximately five months beginning on the grant date.  The Company has not recorded any compensation expense for the remaining 2,000,000 shares as the Company has not yet determined that vesting of these shares is probable of occurring.  In February 2011, the Company issued the 2,500,000 shares of Restricted Stock, of which the 500,000 shares which are fully vested were provided to MIZ and the remaining 2,000,000 shares are being held in escrow by a third party pending the achievement of the remaining milestones provided for in the Employment Services Agreement.

Common Stock sales

2009 Unit Offering

On October 19, 2009, the Board of Directors authorized the Company to offer up to a maximum of 16,000,000 units (the “2009 Unit Offering”) at an offering price of $0.25 per 2009 Unit. Each Unit consisted of (i) one share of the Company’s common stock, (ii) warrants representing the right to purchase one-half of one (0.5) share of common stock, exercisable for a period of five years at an exercise price of $0.50 per whole share (the “A Warrants”), and (iii) warrants representing the right to purchase one-half of one (0.5) share of common stock, exercisable for a period of five years at an exercise price of $1.00 per whole share (the “B Warrants,” and together with the A Warrants, the “2009 Warrants”).

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

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

First 2010 Unit Offering

In June 2010, the Board of Directors authorized the Company to offer up to a maximum of 20,000,000 units (the “First 2010 Unit Offering”), plus up to an additional 8,000,000 units to cover over-allotments, at a purchase price of $0.25 per unit (a “C Unit”) (the .  Each C Unit consisted of (i) one share of the Company’s common stock, and (ii) a warrant (a “C Warrant”) representing the right to purchase one share of common stock, exercisable for a period of two years at an exercise price of $0.70 per share.

On June 9, 2010, the Company sold 4,000,000 C Units (the “Initial C Closing”) for total proceeds to the Company of $1,000,000 ($749,796, net after offering expenses).  In connection with the Initial C Closing, the Company also became obligated to issue to a placement agent five-year warrants (“C Agent Warrants”) to purchase an aggregate of 280,000 shares of common stock at an exercise price of $0.25 per share, and incurred placement agent fees of $175,000.    A total of $460,853 of the proceeds were allocated to the value of the warrant instruments.  On June 23, 2010, the Company revised the terms of the C Warrants issued in connection with the First 2010 Unit Offering to decrease the warrant exercise price to $0.50 per share (from $0.70 per share) and increase the term to five years, from two years.

On July 13, 2010, the Company completed the second closing (the “Second C Closing”) of the First 2010 Unit Offering. In the Second C Closing, the Company sold 2,000,000 C Units for an aggregate of $500,000 ($452,755 net after offering expenses).  A total of $219,871 of the proceeds were allocated to the value of the warrant instruments. In connection with the Second C Closing, the Company also became obligated to issue to a placement agent C Agent Warrants to purchase an aggregate of 140,000 shares of common stock at an exercise price of $0.25 per share, and incurred placement agent fees of $35,000.

On September 13, 2010, the Company completed the third and final closing (the “Third C Closing”) of the First 2010 Unit Offering.  In the Third C Closing, the Company sold 160,000 C Units for an aggregate of $40,000 ($35,243 net after offering expenses). A total of $17,066 of the proceeds were allocated to the value of the warrant instruments.

In the aggregate, during the First 2010 Unit Offering the Company sold 6,160,000 C Units for gross proceeds of $1,540,000 ($1,237,794 net after offering expenses) and issued 420,000 C Agent Warrants as compensation to the finders and placement agents.

Second 2010 Unit Offering

On November 8, 2010, Board of Directors authorized the Company to hold an initial closing of a private placement offering (the “Second 2010 Unit Offering”) of 2,000,000 units of its securities to investors for gross proceeds of $100,000, at an offering price of $0.05 per unit (a “D Unit”). The subscription agreements between the Company and each investor in the Second 2010 Unit Offering provide each investor with the right (the “Double Option”), subject to certain conditions, to purchase, at any time prior to November 8, 2011, a number of additional D Units up to the number of D Units purchased at the closing of the Second 2010 Unit Offering (“Double Units”) by such investor.  The subscription agreements provide the investors with certain “piggyback” registration rights covering the shares of Common Stock included in the D Units (including any Double Units) and the shares of Common Stock issuable upon exercise of the D Warrants (including D Warrants included in any Double Units).  Each “D Unit” consists of one share of the Company’s common stock, a warrant (a “D Warrant”) to purchase one share of common stock at an exercise price of $0.05 per share, and one Double Unit. The D Warrants will be exercisable from issuance until five years after the final closing of the Second 2010 Unit Offering.  A total of $76,575 of the proceeds were allocated to the value of the warrant instruments and the Double Units.

On November 15, 2010, the Company held a second and final closing of the Second 2010 Offering in which an additional 2,000,000 D Units were sold for gross proceeds of $100,000.  A total of $74,786 of the proceeds were allocated to the value of the warrant instruments and Double Units. In the aggregate, the Company sold 4,000,000 D Units in the Second 2010 Unit Offering for aggregate gross proceeds of $200,000 ($151,361 net of offering costs).

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

Each of the 4,000,000 Double Options has an exercise price of $0.05 per Double Unit, consisting of one share of the Company’s common stock and a D Warrant to purchase one share of common stock at an exercise price of $0.05 per share. The D Warrants will be exercisable from issuance until five years after the final closing of the Second 2010 Unit Offering.

Third 2010 Unit Offering

On December 9, 2010, the Board of Directors authorized the Company to offer up to a maximum of 10,000,000 units (the “Third 2010 Unit Offering” and, together with the First 2010 Unit Offering and the Second 2010 Unit Offering, the “2010 Unit Offerings”) at a purchase price of $0.15 per unit (an “E Unit”).  Each “E Unit” consisted of (i) one share of the Company’s common stock, and (ii) a warrant (“E Warrant”) representing the right to purchase one share of common stock, exercisable for a period of five years at an exercise price of $0.15 per share.

On December 9, 2010, the Company completed the first closing of the Third 2010 Unit Offering. The Company sold 3,333,338 E Units for an aggregate of $500,000 ($443,157 net after offering expenses). A total of $221,947 of the proceeds were allocated to the value of the warrant instruments. The Company also became obligated to issue to a placement agent five-year warrants (“E Agent Warrants”) to purchase an aggregate of 186,667 shares of common stock at an exercise price of $0.15 per share.

On December 17, 2010, the Company completed the second closing of the Third 2010 Unit Offering. The Company sold 5,383,325 E Units for an aggregate of $807,499 ($706,883 net after offering expenses). A total of $338,255 of the proceeds were allocated to the value of the warrant instruments. The Company also became obligated to issue to a placement agent E Agent Warrants to purchase an aggregate of 330,166 shares of common stock at an exercise price of $0.15 per share.

On December 30, 2010, the Company completed the third closing of the Third 2010 Unit Offering. The Company sold 766,667 E Units for an aggregate of $115,000 ($106,875 net after offering expenses).   A total of $41,550 of the proceeds were allocated to the value of the warrant instruments and recorded as derivative liabilities-warrant instruments. The Company also became obligated to issue to a placement agent E Agent Warrants to purchase an aggregate of 53,667 shares of common stock at an exercise price of $0.15 per share.

Summary – 2010 Unit Offerings
The table below reflects the allocation of the gross proceeds from C Units subscribed from the First 2010 Unit Offering during the six months ended December 31, 2010:

Par value of common stock issued	$2,160
Paid-in capital	248,901
Derivative warrant liabilities	236,937
Offering expenses	52,002
Total gross proceeds	$540,000

The table below reflects the allocation of the gross proceeds from the Second 2010 Unit Offering for D Units subscribed during the six months ended December 31, 2010:

Par value of common stock issued	$4,000
Paid-in capital	44,639
Derivative warrant liabilities	151,361
Total gross proceeds	$200,000

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

The table below reflects the allocation of the gross proceeds from the Third 2010 Unit Offering for E Units subscribed during the six months ended December 31, 2010:

Par value of common stock issued	$9,483
Paid-in capital	645,679
Derivative warrant liabilities	601,752
Offering expenses	165,584
Total gross proceeds	$1,422,498

Stock Option Awards

On August 26, 2010 the Company granted 1,000,000 options to purchase shares of its common stock to MIZ in connection with the Company’s hiring of an affiliate of MIZ as its newly appointed Chief Operating Officer.  These options were granted with an exercise price of $0.38 per share, which was also the stock price on the grant date.  As a result, the intrinsic value and fair value for these options on the grant date was $0 and $343,310, respectively. These options vest in three equal installments on each of the first, second and third anniversaries of the date of grant and expire after ten years.

Stock option activity summary covering options is presented in the table below:
	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	800,000	0.31	7.73	91,000
Granted	1,000,000	0.38	10.00	—
Exercised	—	—	—	—
Expired / Forfeited	—	—	—	—
Outstanding at December 31, 2010	1,800,000	$0.35	8.56	$—
Exercisable at December 31, 2010	250,000	$0.46	3.46	$—

During the six months ended December 31, 2010, the 1,000,000 options that were granted had a weighted average grant-date fair value of $0.34 per share.  During the six months ended December 31, 2010, the Company recognized stock-based compensation expense of $129,774 related to stock options.  As of December 31, 2010, there was approximately $364,217 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 2.37 years.

The fair value of the options granted during the six months ended December 31, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

Market value of stock on grant date	$0.38
Risk-free interest rate (1)	2.08	%(1)
Dividend yield	0.00%
Volatility factor	150%
Weighted average expected life (2)	6.5 years	(2)
Expected forfeiture rate	5%

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

Warrants

Summary information regarding common stock warrants outstanding as of December 31, 2010 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at year-ended June 30, 2010	18,493,150	$0.66
Issued	15,533,496	0.14
Issuable	820,334	0.15
Warrants issued pursuant to anti-dilution provisions	2,355,684	0.37
Exercised/Cancelled/Expired	-	-
Outstanding at December 31, 2010	37,202,664	$0.32

Warrants outstanding as of December 31, 2010

Date	Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
November 10, 2009	$0.3563	3,200,000	3.86 years	3,200,000
November 10, 2009	$0.6372	3,200,000	3.86 years	3,200,000
November 12, 2009	$0.3563	1,060,000	3.87 years	1,060,000
November 12, 2009	$0.6372	1,060,000	3.87 years	1,060,000
November 17, 2009	$0.3563	910,000	3.88 years	910,000
November 17, 2009	$0.6372	910,000	3.88 years	910,000
December 15, 2009	$0..3563	1,028,578	3.96 years	1,028,578
December 15, 2009	$0.6372	1,037,890	3.96 years	1,037,890
December 23, 2009	$0.3563	943,845	3.98 years	943,845
December 23, 2009	$0.6372	951,411	3.98 years	951,411
June 9, 2010	$0.3696	5,411,528	4.44 years	5,411,528
June 9, 2010	$0.2045	342,238	4.44 years	342,238
July 13, 2010	$0.2045	171,119	4.53 years	171,119
July 13, 2010	$0.3696	2,705,764	4.53 years	2,705,764
September 13, 2010	$0.3696	216,461	4.70 years	216,461
November 8, 2010	$0.05	2,000,000	4.97 years	2,000,000
November 15, 2010	$0.05	2,000,000	4.98 years	2,000,000
December 9, 2010	$0.15	3,520,005	4.99 years	3,520,005
December 17, 2010	$0.15	5,713,491	4.99 years	5,713,491
December 30, 2010	$0.15	820,334	5.00 years	820,334
		37,202,664		37,202,664

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

The intrinsic value of warrants outstanding at December 31, 2010 was $0.

Subsequent to the end of the period, the Company issued additional E Units, which triggered the anti-dilution provisions of the Company’s outstanding warrants, resulting in reductions in the exercise prices, and in some cases increases in the number of shares issuable upon exercise of the warrants in the above table.  See Note 14.

NOTE 11.   FAIR VALUE MEASUREMENTS

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
December 31, 2010
(Unaudited)

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010:
Description	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liabilities - warrant instruments	$-	$-	$9,848,946	$9,848,946

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Six Months ended
	December 31,	December 31,
	2010	2009
Balance as of June 30,	$(8,029,728)	$-
Unrealized Gain	2,772,726	-
Additions	(236,937)	-
Balance as of September 30,	$(5,493,939)	$-
Unrealized Loss	(3,601,894)	(545,340)
Additions	(753,113)	(1,345,328)
Balance as of December 31,	$(9,848,946)	$(1,890,668)
Change in unrealized gains (losses) included in earnings relating to derivatives still held for the three months ended December 31, 2010 and 2009	$(3,601,894)	$(545,340)
Change in unrealized gains (losses) included in earnings relating to derivatives still held for the six months ended December 31, 2010 and 2009	$(829,168)	$(545,340)

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

NOTE 12. INCOME TAXES

The Company files a U.S. federal income tax return.  The Company’s foreign subsidiaries file income tax returns in their respective jurisdictions. The components of the consolidated taxable net loss exclude the unrealized loss related to the change in the fair value of derivative warrant instruments, stock based compensation and common stock issued for mineral rights and are as follows as of the six months ended December 31:

	2010	2009

U.S.	$916,170	$244,913
Foreign	206,870	7,115
Total	$1,123,040	$252,028

The components of the Company’s deferred tax assets at December 31, 2010 and June 30, 2010 are as follows:

	December 31, 2010	June 30, 2010
Deferred tax assets:
Net operating loss carry-forwards	$2,126,247	$1,744,423
Valuation allowance	(2,126,247)	(1,744,423)
Net deferred tax asset	$-	$-

These net operating loss carry-forwards expire twenty years from the date the loss was incurred and are available to reduce future taxable income.  Federal tax laws limit the time during which the net operating loss carry-forwards may be applied against future taxes, and if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carry-forwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2010 and June 30, 2010.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Nevada

On March 12, 2010, pursuant to an Asset Purchase Agreement (the “Nevada APA”) between the Company, Next Lithium Corp., an Ontario corporation, and Next Lithium (Nevada) Corp., a Nevada corporation (together, “Next Lithium”), the Company acquired all of Next Lithium’s interests in and rights under (a) an agreement dated October 30, 2009 and a subsequent amendment (the “CSV, LM and MW Option Agreement, as amended”), pursuant to which GeoXplor Corp., a Nevada corporation (“GeoXplor”), granted to Next Lithium the sole right and option (the “CSV, LM and MW Option”), to acquire a 100% interest in the associated placer mining claims known as the CSV Placer Mineral Claims, LM Placer Mineral Claims and MW Placer Mineral Claims; and (b) an agreement dated October 30, 2009 (the “BSV Option Agreement,” and, together with the CSV, LM and MW Option Agreement, the “Option Agreements”), pursuant to which GeoXplor granted to Next Lithium the sole right and option (the “BSV Option,” and, together with the CSV, LM and MW Option, the “Nevada Options”), to acquire a 100% interest in the associated placer mining claims known as the BSV Placer Mineral Claims.

Under the terms of the Nevada APA, the Company acquired the Nevada Options in exchange for 4,000,000 shares of its common stock with a fair value of $3,640,000 on the date of acquisition based on our stock price.  As of December 31, 2010, the 4,000,000 shares are issued, and 2,500,000 of these shares are held in escrow for one year against any indemnifiable liabilities that may arise.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

Under the CSV, LM and MW Option Agreement, as amended, the Company paid GeoXplor $236,607. The Company also is obligated to pay amounts totaling $75,000 contingent upon future events which had not occurred as of December 31, 2010 and which the Company has recorded in accrued expenses as of December 31, 2010.

Under the BSV Option Agreement, as amended, the Company was required to pay to GeoXplor $100,000 on June 30, 2010, which the Company has not paid.  The $100,000 owed to GeoXplor is recorded in accrued expenses as of December 31, 2010.

Upon further analysis of the mineral composition of the Nevada Claims, the Company determined that the Nevada Claims did not meet the Company’s requirements for mining operations planned by the Company, thus the Company terminated the Nevada Options.

During the six months ended December 31, 2010, the Company became obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes, which the Company has recorded in accrued expenses as of December 31, 2010.

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

As consideration to Lacus for entering into the Master Option Agreement (“MOA”), the Company paid Lacus aggregate payments of $942,178, which included $242,178 for acquisition costs and $700,000 for exploration related expenses. Until the MOA was terminated, the Company was required to pay Lacus $500,000 on March 12, 2011 as consideration for the agreement. As further consideration for entering the MOA and as a condition to maintain the first option under the MOA in good standing until exercised, the Company was to pay $3,000,000 for work commitments on dates to be determined at closing. The MOA did not close. On July 30, 2010, the Company and Lacus amended the MOA (“Amended MOA”) to clarify that the work commitment payments were due as follows: $237,000 due on or before July 30, 2010; $1,079,000 due on or before August 15, 2010; $372,000 due on or before August 31, 2010 and $1,312,000 due over the one year period subsequent to closing of the MOA on a schedule to be determined by the MOA executive committee.

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

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

The Company recorded accrued liabilities of $765,000 as of June 30, 2010 for amounts which may be owed due to the Master Option Agreement termination.  On November 24, 2010, the Company entered into a termination, settlement and release agreement with Lacus in exchange for a $150,000 cash payment and 500,000 shares of common stock to settle potential Lacus claims.  The 500,000 shares were not paid as of December 31, 2010 and are recorded as common stock payable in the amount of $192,500 in the consolidated balance sheet, which was based on a fair value of $0.385 per share of common stock on the measurement date.  The Company recorded a gain on settlement of $422,500 during the three months ended December 31, 2010 as a result of the change in estimate.   The Company paid the $150,000 cash payment to Lacus during January 2011.  In February 2011, the Company issued Lacus the 500,000 shares.

On February 18, 2011, the Company reached a settlement agreement with Puna, pursuant to which the Company will issue Puna 6,000,000 shares of common stock on or before February 26, 2011, in full satisfaction of any and all obligations the Company may have to Puna.  The Company estimates that this shares issuance will result in expense of approximately $2.46 million.

Investment Agreement

Under the Investment Agreement, the Company did provide the required notice in connection with the right of first refusal with respect to the Second 2010 Unit Offering.  The Company has not recorded any liability in connection with such failure as it is unable to estimate if it will incur any loss.

NOTE 14. SUBSEQUENT EVENTS

Private Placement Offering

On January 6, 2010, the Board of Directors authorized the Company to increase the Third 2010 Unit Offering from up to a maximum of 10,000,000 Units to 13,333,334 Units.

On January 31, 2011, the Company completed the fourth closing of the Third 2010 Unit Offering. The Company sold 1,783,333 Units for aggregate gross cash proceeds of $267,500 and net estimated offering costs of $35,725.  The Company also became obligated to issue to a placement agent five-year warrants to purchase an aggregate of 124,833 shares of common stock at an exercise price of $0.15 per share.

As a result of this offering, due to the anti-dilution provisions in the Company’s warrants outstanding as of December 31, 2010, the warrants which were exercisable as of December 31, 2010 increased by 185,499 shares and the weighted average exercise price for warrants outstanding as of December 31, 2010 decreased by $0.01.

Vesting of Restricted Stock

On January 13, 2011, 500,000 of the 2,500,000 shares of restricted stock granted to MIZ pursuant to the Employment Services Agreement vested.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Unaudited)

Exercises of Double Options

Subsequent to December 31, 2010, subscribers in the Second 2010 Unit Offering exercised their Double Options to purchase an aggregate of 3,500,000 Double Units for aggregate gross cash proceeds to the Company of $175,000 and net estimated offering costs of $5,000.

MIZ

In February 2011, the Company signed an Amendment to the Employment Services Agreement with MIZ.  Under the agreement, MIZ accepted 500,000 shares of common stock in lieu of salaries payable to MIZ for the six months ended December 31, 2010 and half of salaries payable to MIZ for the three months ending March 31, 2011.   The 500,000 shares were issued to MIZ in February 2011.

In addition, in February 2011, the Company issued 236,842 shares to MIZ which were previously owed in accordance with the Employment Agreement and are recorded as a $90,000 common stock payable to related party at December 31, 2010.

Compensation Modification Agreement

In February 2011, the Company issued 1,000,000 shares of common stock in accordance with the Compensation Modification Agreement.

Fee Shares

In February 2011, the Company issued the 608,310 Fee Shares.

Settlement Agreement

In February 2011, the Company issued the 1,000,000 shares of common stock in accordance with the Settlement Agreement.

Lacus Settlement

Subsequent to December 31, 2010, the Company paid $150,000 and issued 500,000 shares of common stock to Lacus in accordance with a settlement agreement.

Puna Settlement

On February 18, 2011, the Company reached a settlement agreement with Puna pursuant to which the Company will issue Puna 6,000,000 shares of common stock on or before February 26, 2011 in full satisfaction of any and all obligations the Company may have to Puna.  The Company estimates this share issuance will result in an expense of approximately $2.46 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Li3 Energy, Inc. (“Li3 Energy,” the “Company,” “we,” “us” or “our”) is an exploration company, focused on the discovery and development of lithium and potassium brine and nitrate and iodine deposits in Chile, Argentina and Peru.

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

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” included in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2010, as amended, filed with the Securities and Exchange Commission (“SEC”) (the “Form 10-K/A”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements as of December 31, 2010, and for the three and six months ended December 31, 2010 and 2009, which are unaudited. In the opinion of management, such consolidated financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in these financial statements as of December 31, 2010, and for the three and six months ended December 31, 2010 and 2009.

You should read this discussion and analysis together with such financial statements and the notes thereto.

Going Concern

The Company currently has no sources of recurring revenue, a working capital deficit of $1,890,153 and has generated net losses of $23,847,794 and negative cash flows from operations of $3,829,728 during the period from June 24, 2005 (inception) through December 31, 2010.

In the course of its exploration and development activities, the Company has sustained and continues to sustain losses.  The Company does not anticipate positive cash flow from operations before 2013 and cannot predict if and when the Company may generate profits.  In the event the Company identifies commercial reserves of minerals, the Company will require substantial additional capital to develop those reserves.  The Company expects to finance its operations primarily through future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern because there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, then the Company’s operations would be materially negatively impacted.

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

Operational Update

Chile

In August 2010, we acquired all of the outstanding share capital of Alfredo Holdings, Ltd. (“Alfredo”), which, through its Chilean subsidiary Pacific Road Mining Chile S.A. (“PRMC”), had an option to purchase mining concessions with respect to approximately 6,670 acres of mining tenements near Pozo Almonte, Chile. Details of the terms of the acquisition and option (including future payments we may be obligated to make to the Alfredo Sellers) are contained in the Form 10-K/A under Part I, Item 1, “Business—Our Projects—Chile—Alfredo” and are incorporated by reference herein.

Under the terms of the option agreement, we were required to make a payment of $100,000 to the optionor by October 30, 2010, and a $180,000 payment by December 30, 2010, in order to maintain our option rights.  Then, in order to exercise the option and purchase the Alfredo Property, we would have had to pay the option exercise price of $4,860,000 by March 30, 2011.  We did not make the payments of $100,000 due on October 30, 2010 and $180,000 due on December 30, 2010.   Under the terms of the Option to Purchase Agreement, the option terminated as a result of our not making the required option payments within the specified default and cure periods, and we therefore have recorded impairment expense of $4,070,000 during the period ended December 31, 2010.  However, we have reached an agreement in principal with the owners of Alfredo to reacquire the option to purchase the Alfredo Property on modified terms and are in the process of finalizing the related documentation.  While there can be no assurance that the new option will be executed, we expect to have the documentation finalized by March 31, 2011.

We estimate that we would require an additional $2.7 million in order to develop the Alfredo Property to the stage of a completed feasibility study.

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

Maricunga

On November 30, and December 1, 2010, the Company signed non-binding exclusive letters of intent with Sociedades Legales de Minerales de LITIO 1 a 6 de la Sierra Hoyada de Maricunga, a group of six private companies (the “Maricunga Sellers”), to acquire at least 51%, up to a maximum of 60%, ownership of the  Maricunga Sellers, which collectively own the Maricunga Project (“Maricunga”).  The Maricunga property covers an area of approximately 3,553 acres (1,438 hectares), comprising six concessions, and is located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile.  During December 2010, the Company paid $250,000 to the Maricunga Sellers in connection with signing the letters of intent, which provides the Company with 90 days to perform its due diligence and prepare definitive purchase agreements.  The letter of intent will expire on February 28, 2011, if the acquisition has not been completed, unless the parties agree to an extension.  The Company is seeking an extension, but there can be no assurance that an extension will be agreed upon.

In the event that the Company is able to acquire 60% of the ownership of the  Maricunga Sellers, the Company will be required to pay the Maricunga Sellers a one time cash amount of $6,000,000 (“Maricunga Cash Payment”) at the acquisition date (the “Closing”).  In addition, the Company will pay the Maricunga Sellers an additional amount in common stock equal to 30% of the Company’s outstanding stock on a post-transaction basis (“Marigunga Stock Payment”) within 60 days of the Closing.  In the event that the Company acquires less than 60% of the  Maricunga Sellers and in any case at least 51% of the Maricunga Sellers, then the Maricunga Cash Payment and the Maricunga Stock Payment will be reduced on a prorated basis.  The Company will issue additional shares to the Maricunga Sellers equivalent to any exercise of then outstanding warrants and/or options until such time the warrants and options expire. As of the Closing, the Company would also agree to contribute up to $5,000,000 towards expenses needed to carry out the exploration programs and studies required to lead Maricunga to the Technical/Economic Feasibility Study Stage.

Strategic Plan

Our strategic plan is to explore and develop our existing projects and to identify additional opportunities and generate new projects with near-term production potential, with the goal of becoming a company with valuable lithium or industrial minerals properties.  Our primary objective is to become a low cost lithium producer as well as a significant producer of potassium nitrate. The key to achieving this objective is to become an integrated chemical company through the strategic acquisition and development of lithium assets as well as other assets that have by-product synergies.

Although we recorded an impairment charge to Alfredo of $4,070,000 during the period ended December 31, 2010, we continue to negotiate a new agreement with the owners of Alfredo to acquire an option to purchase the Alfredo property.  Although we expect to agree to terms that are reasonable to the owners of Alfredo and the Company, there is no assurance that an agreement will be reached.

We continue to pursue an advanced lithium and potassium chloride project in Chile, although there can be no assurance that this project will meet our technical and other due diligence requirements or that we will successfully negotiate an acquisition, and we continue to explore other lithium and industrial minerals prospects in the region, located to complement the Alfredo project which we intend to secure, in order to achieve integration of operations to produce metallurgical grade lithium, commercial grade fertilizer and pharmaceutical grade iodine.

Our strategy currently involves the acquisition and exploration of the Alfredo Property and Maricunga.  Provided that we are successful in acquiring the Alfredo Property, we expect to spend approximately $6.3 million of acquisition costs (not including an additional up to $5.5 million payable to Alfredo Sellers upon certain post-feasibility milestones), and we expect to incur approximately $2.7 million of exploration expenses in order to bring the Alfredo Property to the feasibility stage.  Similarly, if we are successful in acquiring Maricunga, we expect to spend approximately $6.0 million of acquisition costs and approximately $6.0 million of exploration expenses in order to bring Maricunga to the feasibility stage.

In order to finance the approximately $21 million of expected acquisition and exploration costs outlined above over the next twelve months, as well as to fund the approximately $2.5 million of working capital we expect to require over the next twelve months, we will need to raise a substantial amount of funds through one or more offerings of our debt, equity or hybrid securities.   There can be no assurance that such financing will be available, or will be available on acceptable terms, for us to meet these requirements.

In order to acquire the Alfredo Property, we must successfully complete documentation of a new option.  Closing of the Maricunga acquisition is subject to satisfactory completion of due diligence, financing of the cash purchase price and work commitment by us, and other customary conditions.  The letter of intent will expire on February 28, 2011, if the acquisition has not been completed, unless the parties agree to an extension.  While we are seeking an extension, there can be no assurance that we will be successful in this effort.  There can be no assurance that we will be successful in acquiring either Alfredo or Maricunga and/or financing the exploration thereof.

Results of Operations

Three Months Ended December 31, 2010 Compared with Three Months Ended December 31, 2009

Revenues

We had no revenues during the three months ended December 31, 2010 and 2009, respectively.

Mineral Rights Impairment Expense
During the three months ended December 31, 2010 and 2009, we incurred impairment expenses of $4,070,000 and $0, respectively.  The impairment expense recorded during the three months ended December 31, 2010 was incurred as a result of the Company not making the option payments required to retain the rights to acquire the Alfredo property, which terminated the option agreement.

Exploration expenses

During the three months ended December 31, 2010 and 2009, we incurred exploration expenses of $36,644 and $0, respectively.  The expense incurred during the three months ended December 31, 2010 related to exploration expenses incurred in connection with development activities in South America.

General and administrative Expenses

During the three months ended December 31, 2010 and 2009, we incurred general and administrative expenses of $1,979,346 and $702,653, respectively.  The increase in expenses incurred related primarily to legal fees, consultancy fees, travel expenses and professional fees incurred in connection with the day-to-day development of our business and the settlement of various liabilities.

Other Income (Expense)

Other expense for the three months ended December 31, 2010, was $3,182,955 compared to other expense of $545,522 for the three months ended December 31, 2009, and increased primarily due to our recognition, during the three months ended December 31, 2010, of an unrealized loss from the increase in the fair value of the derivative liability related to our outstanding warrant instruments of $3,601,894, compared to an increase in the unrealized loss on the fair value of the derivative liability of $545,340 for the three months ended December 31, 2009 .  The Company also recorded a gain on settlement of $422,500 as a result of a settlement with Lacus during the three months ended December 31, 2010.  Interest expense amounted to $2,557 and $1,930 during the three months ended December 31, 2010 and 2009, respectively and related principally to our loans payable.   During the three months ended December 31, 2010 and 2009, we incurred losses on foreign currency translation of $1,046 and $0, respectively, and such losses related to our operations in Peru.
Six Months Ended December 31, 2010 Compared with Six Months Ended December 31, 2009

Revenues

We had no revenues during the six months ended December 31, 2010 and 2009, respectively.

Mineral Rights Impairment Expense
During the six months ended December 31, 2010 and 2009, we incurred impairment expenses of $4,070,000 and $0, respectively.  The impairment expense recorded during the six months ended December 31, 2010 was incurred as a result of the Company not making the option payments required to retain the rights to acquire the Alfredo property, which terminated the option agreement.

Exploration expenses

During the six months ended December 31, 2010 and 2009, we incurred exploration expenses of $309,286 and $0, respectively.  The expenses incurred during the six months ended December 31, 2010 related principally to our efforts to secure strategic mineral rights in South America and include direct expenses, consulting expenses in connection with prospective mining operation investment opportunities, and travel

General and administrative Expenses

During the six months ended December 31, 2010 and 2009, we incurred general and administrative expenses of $2,810,573 and $717,418, respectively.  The increase in expenses incurred related primarily to legal fees, consultancy fees, travel expenses and professional fees incurred in connection with the day-to-day operation of our business and the settlement of various liabilities.

Other Income (Expense)

Other expense for the six months ended December 31, 2010, was $415,543 compared to other expense of $547,479 for the six months ended December 31, 2009.  During the six months ended December 31, 2010, we recorded an unrealized loss from the increase in the fair value of the derivative liability related to our outstanding warrant instruments of $829,168, compared to an increase in the unrealized loss on the fair value of the derivative liability of $545,340 for the six months ended December 31, 2009.  The Company also recorded a gain on settlement of $422,500 as a result of a settlement with Lacus during the six months ended December 31, 2010.  Interest expense amounted to $4,501 and $3,888 during the six months ended December 31, 2010 and 2009, respectively and largely related to our loans payable.   During the six months ended December 31, 2010 and 2009, we incurred losses on foreign currency translation of $4,483 and $0, respectively, and such losses related to our operations in Peru.

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

Various factors outside of our control, including the price of lithium and other minerals, overall market and economic conditions, the downturn and volatility in the US equity markets and the trading price of our common stock may limit our ability to raise the capital needed to execute our plan of operations.  We recognize that the US economy is currently experiencing a period of uncertainty and investor appetite for our securities may not be at their peak.  These or other factors could adversely affect our ability to raise additional capital.  As a result of an inability to raise additional capital, our short-term or long-term liquidity and our ability to execute our plan of operations could be significantly impaired.

During six months ended December 31, 2010, we raised $1,944,912 (net of offering costs of $217,587) from private placement offerings.

On January 31, 2011, the Company completed a fourth closing of the Third 2010 Unit Offering, in which the Company sold 1,783,333 D Units for aggregate gross proceeds of $267,500 and net estimated offering costs of $35,725.

On January 26, 2011 and February 9, 2011, subscribers in the Second 2010 Unit Offering exercised their Double Options to purchase an aggregate of 3,500,000 Double Units for aggregate gross proceeds to the Company of $175,000 and net estimated offering costs of $5,000.

In addition to utilizing our capital to acquire properties and pay other corporate costs, we periodically issue shares of our common stock as consideration in lieu of cash to conserve our cash and meet our obligations.  We likely will continue to issue common stock for these purposes where feasible, if we determine that it is in our economic best interests.

We have been using the net proceeds from the 2010 Unit Offerings towards the implementation of our business development plan and for general working capital purposes.  We will require additional capital to pay our obligations and to execute our exploration and development plans for our existing lithium mining properties and any others that we may be successful in acquiring.  We plan to seek to raise such capital through additional sales of our equity or debt securities.  There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs.  If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans or meet our ongoing operational working capital needs.

At December 31, 2010, we had cash of $538,719, as compared to $302,821 at June 30, 2010.  The increase in cash from June 30, 2010 to December 31, 2010 was due to cash used in operating activities ($1,279,014) and the acquisition of mineral rights and long-term nonrefundable advance ($430,000), partially offset by net proceeds from 2010 private placements of $1,944,912.

Our strategy currently involves the acquisition and exploration of the Alfredo Property and Maricunga.  Provided that we are successful in acquiring the Alfredo Property, we expect to spend approximately $6.3 million of acquisition costs (not including an additional up to $5.5 million payable to Alfredo Sellers upon certain post-feasibility milestones), and we expect to incur approximately $2.7 million of exploration expenses in order to bring the Alfredo Property to the feasibility stage.  Similarly, if we are successful in acquiring Maricunga, we expect to spend approximately $6.0 million of acquisition costs and approximately $6.0 million of exploration expenses in order to bring Maricunga to the feasibility stage.

In order to finance the approximately $21 million of expected acquisition and exploration costs outlined above over the next twelve months, as well as to fund the approximately $2.5 million of working capital we expect to require over the next twelve months, we will need to raise a substantial amount of funds through one or more offerings of our debt, equity or hybrid securities.   There can be no assurance that such financing will be available, or will be available on acceptable terms, for us to meet these requirements.

In order to acquire the Alfredo Property, we must successfully complete documentation of a new option.  Closing of the Maricunga acquisition is subject to satisfactory completion of due diligence, financing of the cash purchase price and work commitment by us, and other customary conditions.  The letter of intent will expire on February 28, 2011, if the acquisition has not been completed, unless the parties agree to an extension.  While we are seeking an extension, there can be no assurance that we will be successful in this effort.  There can be no assurance that we will be successful in acquiring either Alfredo or Maricunga and/or financing the exploration thereof.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
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

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective in detecting the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes primarily due to limited financial accounting staff resources. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K/A under Part I, Item 1A, “Risk Factors,” therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in Current Reports on Form 8-K that we have filed, we have not sold any of our equity securities during the period covered by this Report that were not registered under the Securities Act.

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

Exhibit Number	Description

10.1 *	Letter Agreement between the Registrant and LW Securities, Ltd., dated November 24, 2010

10.2 *	Form of Subscription Agreement between the Registrant and each Subscriber in the Second 2010 Unit Offering

10.3 *	Form of Warrant included in the D Units sold in the Second 2010 Unit Offering

10.4	Investment Agreement, dated as of December 2, 2010, between the Registrant and Centurion Private Equity, LLC (1)

10.5	Registration Rights Agreement, dated as of December 2, 2010, between the Registrant and Centurion Private Equity, LLC (1)

10.6	Form of Subscription Agreement between the Registrant and each Subscriber in the Third 2010 Unit Offering (2)

10.7	Form of Warrant included in the E Units sold in the Third 2010 Unit Offering (2)

10.8 * †	Amendment No. 1 to Employment Services Agreement, dated as of December 14, 2010, between the Registrant and MIZ Comercializadora, S. de R.L.

10.9 *	Settlement Agreement, dated as of December 30, 2010, between the Registrant and Robert James Sedgemore

31.1 *	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Management contract or compensatory plan or arrangement

This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1)	Filed with the Securities and Exchange Commission on December 8, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on December 15, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 22, 2010	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Name: Luis F. Saenz
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Eric E. Marin
Name: Eric E. Marin
Title: Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter Agreement between the Registrant and LW Securities, Ltd., dated November 24, 2010

10.2	Form of Subscription Agreement between the Registrant and each Subscriber in the Second 2010 Unit Offering

10.3	Form of Warrant included in the D Units sold in the Second 2010 Unit Offering

10.8	Amendment No. 1 to Employment Services Agreement, dated as of December 14, 2010, between the Registrant and MIZ Comercializadora, S. de R.L.

10.9	Settlement Agreement, dated as of December 30, 2010, between the Registrant and Robert James Sedgemore

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002