Form 10-Q
period 2011-03-31
Li3 Energy, Inc.
filed 2011-05-23
CIK 1334699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

As of May 23, 2011, there were 279,793,920 shares of the registrant’s common stock outstanding. Includes 127,500,000 shares that have been issued but the delivery of which remains subject to certain ministerial closing mechanics.  Does not include 2,000,000 shares of restricted stock which remains subject to certain vesting milestones.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	March 31, 2011	June 30, 2010
Assets
Current Assets:
Cash	$119,001	$302,821
Cash held in trust	1,121,050	-
Prepaid expenses and advances	-	56,476
Total current assets	1,240,051	359,297

Mineral rights	350,000	340,000
Property and equipment, net of accumulated depreciation of $18,174 and $15,249, respectively	1,021	3,946
Non-refundable deposit for mineral rights acquisition	250,000	-
Total non-current assets	601,021	343,946
Total assets	$1,841,072	$703,243

Liabilities & Stockholders' Deficit
Current Liabilities:
Accounts payable	$307,366	$657,100
Accrued expenses	805,685	982,550
Payable to related parties	11,074	10,671
Loans payable	95,000	95,000
Total current liabilities	1,219,125	1,745,321

Derivative liabilities-warrant instruments	15,746,832	8,029,728
Total liabilities	16,965,957	9,775,049

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2011 and June 30, 2010	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 127,708,595 and 74,625,095 shares issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	127,709	74,625
Additional paid-in capital	22,133,530	7,095,961
Deficit accumulated during exploration stage	(37,386,124)	(16,242,392)
Total stockholders' deficit	(15,124,885)	(9,071,806)
Total liabilities and stockholders' deficit	$1,841,072	$703,243

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)
					June 24, 2005
					(inception)
	Three Months Ended March 31,		Nine Months Ended March 31,		through March 31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$2,278

Cost of goods sold	-	-	-	-	1,182

Gross profit	-	-	-	-	1,096

Operating expenses:
Inventory impairment	-	-	-	-	1,469
Mineral rights impairment expense	-	-	4,070,000	-	8,788,785
Exploration expenses	-	506,423	309,286	506,423	2,645,065
General and administrative expenses	1,591,825	1,717,504	4,402,398	2,434,922	7,353,011
Total operating expenses	1,591,825	2,223,927	8,781,684	2,941,345	18,788,330

Other income (expense):
Loss on settlement, net	(1,920,000)	-	(1,497,500)	-	(1,497,500)

Change in fair value of derivative liability - warrant instruments	(8,999,382)	(4,020,079)	(9,828,550)	(4,565,419)	(16,052,097)
Warrant modification expense	(1,023,320)	-	(1,023,320)	-	(1,023,320)
Loss on foreign currency translation	(1,995)	-	(6,478)	-	(11,638)
Interest income	94	2,568	203	4,317	4,618
Interest expense	(1,902)	(1,902)	(6,403)	(5,790)	(18,953)
Total other expense	(11,946,505)	(4,019,413)	(12,362,048)	(4,566,892)	(18,598,890)

Net loss	$(13,538,330)	$(6,243,340)	$(21,143,732)	$(7,508,237)	$(37,386,124)

Basic and diluted net loss per share	$(0.12)	$(0.09)	$(0.22)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted	110,691,027	67,273,704	94,395,171	86,822,781

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
From June 24, 2005 (Inception) through March 31, 2011
 (Unaudited)
				Deficit Accumulated
		Common	Additional	During
	Common	Stock	Paid-In	Exploration
	Stock	Amount	Capital	Stage	Total
Balance at June 24, 2005 (Inception)	-	$-	$-	$-	$-
June 2005 stock issued for cash at $0.000105 per share	35,526,336	35,526	(31,776)	-	3,750
June 2005 stock issued for cash at $0.000105 per share	35,526,336	35,526	(31,776)	-	3,750
Net loss, period ended June 30, 2005	-	-	-	-	-
Balance, June 30, 2005	71,052,672	71,052	(63,552)	-	7,500
March 2006 stock issued for cash at $0.0019 per share	47,368,454	47,368	2,632	-	50,000
Net loss, year ended June 30, 2006	-	-	-	(14,068)	(14,068)
Balance, June 30, 2006	118,421,126	118,420	(60,920)	(14,068)	43,432
Net loss, year ended June 30, 2007	-	-	-	(16,081)	(16,081)
Balance, June 30, 2007	118,421,126	118,420	(60,920)	(30,149)	27,351
February 2008 stock issued for cash at $0.019 per share	2,631,595	2,632	47,368	-	50,000
Net loss, year ended June 30, 2008	-	-	-	(95,656)	(95,656)
Balance, June 30, 2008	121,052,721	121,052	(13,552)	(125,805)	(18,305)
Net loss, year ended June 30, 2009	-	-	-	(67,905)	(67,905)
Balance, June 30, 2009	121,052,721	121,052	(13,552)	(193,710)	(86,210)
October 2009, cancellation of former officer's shares	(71,052,626)	(71,052)	71,052	-	-
October 2009, stock issued to the chief executive officer for services at $0.0032 per share	1,500,000	1,500	3,300	-	4,800
November 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $42,392	6,400,000	6,400	1,018,222	-	1,024,622
November 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $5,350	2,120,000	2,120	299,447	-	301,567
November 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $31,243	1,820,000	1,820	234,944	-	236,764
December 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $4,859	1,900,000	1,900	260,222	-	262,122
December 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $76,632	1,760,000	1,760	167,361	-	169,121
December 2009, stock issued to a consultant for services at $0.61 per share	750,000	750	456,750	-	457,500
February 2010, stock issued to a consultant for services at $0.93 per share	375,000	375	348,375	-	348,750
March 2010, stock issued for acquisition of mineral rights at $0.91 per share	4,000,000	4,000	3,636,000	-	3,640,000
June 2010 common stock sold in private placement offering at $0.25 per share, less offering cost totaling $253,204	4,000,000	4,000	284,943	-	288,943
Stock options issued to consultant for services	-	-	114,783	-	114,783
Amortization of stock-based compensation	-	-	84,614	-	84,614
Stock issued by CEO to employees and director for services	-	-	129,500	-	129,500
Net loss, year ended June 30, 2010	-	-	-	(16,048,682)	(16,048,682)
Balance, June 30, 2010	74,625,095	$74,625	$7,095,961	$(16,242,392)	$(9,071,806)

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (continued)
From June 24, 2005 (Inception) through March 31, 2011
(Unaudited)

Balance, June 30, 2010	74,625,095	74,625	7,095,961	(16,242,392)	(9,071,806)
July 2010, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $47,245	2,000,000	2,000	230,884	-	232,884
August 2010, stock issued for acquisition of mineral rights at $0.39 per share	10,000,000	10,000	3,890,000	-	3,900,000
August 2010, stock issued for services at $0.30 per share	87,096	87	26,042		26,129
September 2010, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $4,757	160,000	160	18,017	-	18,177
November 2010, common stock sold in private placement offering at $0.05 per share – no offering costs	2,000,000	2,000	21,425	-	23,425
November 2010, common stock sold in private placement offering at $0.05 per share – no offering costs	2,000,000	2,000	23,214	-	25,214
December 2010, stock issued for services at $0.231 per share	1,551,253	1,551	356,788	-	358,339
December 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $56,843	3,333,338	3,334	217,875	-	221,209
December 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $100,616	5,383,325	5,383	363,246	-	368,629
December 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $8,125	766,667	767	64,558		65,325
January 2011, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $41,033	1,783,333	1,783	91,472	-	93,255
February 2011, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $16,470	400,000	400	20,322	-	20,722
February 2011 common stock issued for cash on sale of D Units upon exercise of Double Options, at $0.05 per share.	3,800,000	3,800	186,200	-	190,000
February 2011, exercise of $0.05 per share D Warrants for cash	2,000,000	2,000	98,000	-	100,000
February 2011, fair value of D warrants reclassed from derivative liability to equity	-	-	2,328,951	-	2,328,951
February 2011, common stock issued for legal services at $0.385 per share	608,310	608	233,591	-	234,199
February 2011, common stock issued for Lacus settlement at $0.385 per share	500,000	500	192,000	-	192,500
February 2011, common stock issued for Compensation Modification Agreement at $0.385 per share	1,000,000	1,000	384,000	-	385,000
February 2011, common stock issued for Settlement Agreement at $0.385 per share	1,000,000	1,000	384,000	-	385,000
February 2011, common stock issued for MIZ Employment Service Agreement vested stock-based compensation	500,000	500	(500)	-	-
February 2011, common stock issued to MIZ at $0.385 per share for salary under Employment Service Agreement	500,000	500	192,000	-	192,500
February 2011, common stock issued to MIZ for bonus under Employment Service Agreement at $0.38 per share	236,842	237	89,763	-	90,000
March 2011, exercise of $0.15 per share E Warrants for cash	7,473,336	7,474	1,113,576	-	1,121,050
March 2011, fair value of E warrants reclassed from derivative liability to equity	-	-	1,951,885	-	1,951,885
March 2011, common stock issued for settlement with Puna Lithium	6,000,000	6,000	1,914,000	-	1,920,000
Amortization of stock-based compensation	-	-	646,260	-	646,260
Net loss, period ended March 31, 2011	-	-	-	(21,143,732)	(21,143,732)
Balance, March 31, 2011	127,708,595	$127,709	$22,133,530	$(37,386,124)	$(15,124,885)

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flow
(Unaudited)
			June 24, 2005
	Nine Months	Nine Months	(inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss	$(21,143,732)	$(7,508,237)	$(37,386,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,925	2,924	18,479
Loss on settlement, net	1,497,500	-	1,497,500
Stock-based compensation	1,654,043	836,745	2,793,990
Stock-based compensation – related party	855,884	-	855,884
Mineral rights impairment expense	4,070,000	-	8,788,785
Warrant modification expense	1,023,320	-	1,023,320
Loss on change in fair value of warrant derivative liabilities	9,828,550	4,565,419	16,052,097
Inventory impairment	-	-	1,469
Changes in operating assets and liabilities:
Increase in other receivable	-	(42,178)	-
Increase in inventory	-	-	(1,469)
Decrease (increase) in prepaid expenses and advances	56,476	(344,197)	-
Increase (decrease) in accounts payable	(349,734)	240,771	307,366
Increase in accrued expenses	245,635	5,790	1,228,185
Increase in payable to related parties	403	15,346	11,074
Net cash used in operating activities	(2,258,730)	(2,227,617)	(4,809,444)

Cash Flows from Investing Activities
Acquisition of mineral rights	(180,000)	(486,607)	(1,598,785)
Non-refundable deposit for mineral rights acquisition	(250,000)		(250,000)
Acquisition of equipment	-	-	(9,500)
Increase in leasehold improvement	-	-	(10,000)
Net cash used in investing activities	(430,000)	(486,607)	(1,868,285)

Cash Flows from Financing Activities
Increase in loans payable	-	-	95,000
Proceeds from exercise of warrants	290,000	-	290,000
Proceeds from issuance of common stock, net of offering costs and cash held in trust	2,214,910	3,339,524	6,411,730
Net cash provided by financing activities	2,504,910	3,339,524	6,796,730

Net increase (decrease) in cash	(183,820)	625,300	119,001
Cash at beginning of period	302,821	9,703	-
Cash at end of period	$119,001	$635,003	$119,001
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
Non-cash investing and financing transactions:
Common stock cancelled	$-	$71,052	$71,052
Issuance of common stock for acquisition of mineral rights	$3,900,000	$3,640,000	$7,540,000
Reclass of warrant liability to additional paid-in-capital	$4,280,836	$-	$4,280,836
Fair value of derivative warrant instruments issued in private offerings	$1,146,070	$1,345,328	$2,952,251

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Li3 Energy, Inc. (“Li3 Energy” or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2005. Initially, the Company’s principal products were soy-blend wax candles (the “Legacy Business”). In 2009, the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in lithium and industrial minerals mining in North and South America, but has more recently focused solely on South America.

On October 19, 2009, the Company filed an amendment to its articles of incorporation with the Secretary of State of the State of Nevada, pursuant to which it changed its name from NanoDynamics Holdings, Inc. to Li3 Energy, Inc., to reflect the Company’s plans to focus its business strategy on the energy sector and related lithium mining opportunities in North and South America.

The Company has five subsidiaries; Li3 Energy Peru SRL, a wholly owned subsidiary in Peru, formed to explore mining opportunities in Peru and in South America; Mineras Li Energy SPA, a wholly owned subsidiary in Chile; Alfredo Holdings, Ltd. (“Alfredo”), an exempted limited company incorporated under the laws of the Cayman Islands; Pacific Road Mining Chile, SA, a Chilean corporation (“PRMC”), which is a subsidiary of Alfredo; and Noto Energy S.A. (“Noto”), an Argentinean corporation.

During March 2011, the Company amended its Articles of Incorporation to provide for the issuance of 1,000,000,000 shares of capital stock (increased from 300,000,000 shares of capital stock), of which 990,000,000 are shares of common stock, par value $0.001 per share, and 10,000,000 are blank-check preferred stock, par value $0.001 per share.

The accompanying unaudited interim consolidated financial statements of Li3 Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year ending June 30, 2010, as reported on Form 10-K/A, have been omitted.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The consolidated financial statements include the accounts of Li3 Energy Peru SRL, Mineras Li Energy SPA, Alfredo, PRMC and Noto. All intercompany amounts have been eliminated in consolidation.

b. Exploration Stage Company

The Company is in the exploration stage in accordance with SEC guidance and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (formerly Statement of Financial Accounting Standards (“SFAS”) No.7, “ Accounting and Reporting by Development Stage Enterprises ”). Its activities to date have been limited to capital formation, organization, and development of its business, including acquisition of mineral assets.

c. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $0 cash equivalents at March 31, 2011 and June 30, 2010.

The Company also has $1,121,050 of cash held in trust by the Company’s outside counsel pertaining to the exercise of the inducement warrants, which was remitted to the Company in April 2011.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

d. Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. During the nine months ended March 31, 2011, management recorded a mineral rights impairment charge of $4,070,000. See Note 4.

e. Earnings (Loss) per Share

The Company accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 – 10, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. In periods in which the Company reports a net loss, potentially dilutive securities are excluded from the calculation as the effect would be anti-dilutive.

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

g. Subsequent Events

The Company evaluated all subsequent events from March 31, 2011 through the date of the issuance of these consolidated financial statements. See Note 14 below.

h. Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has no sources of recurring revenue, has working capital of $20,926 and has generated net losses of $37,386,124 and negative cash flows from operations of $4,809,444 during the period from June 24, 2005 (inception) through March 31, 2011.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

In the course of its exploration activities, the Company has sustained and continues to sustain losses. The Company does not anticipate positive cash flow from operations before 2013 and cannot predict if and when the Company may generate profits from operations. In the event the Company identifies commercial reserves of minerals, the Company will require substantial additional capital to develop those reserves. The Company expects to finance its operations primarily through future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern because there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, then the Company’s operations would be materially negatively impacted.

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

NOTE 4. MINERAL RIGHTS

	March 31, 2011	June 30, 2010
Alfredo	$-	$90,000
Noto	300,000	200,000
Peru	50,000	50,000
Total	$350,000	$340,000

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

Alfredo owns 100% of the share capital of Pacific Road Mining Chile, SA, a Chilean Corporation (“PRMC”). PRMC is a special purpose Chilean corporation which entered into an Option to Purchase Agreement, dated June 6, 2008, that gave PRMC the option to acquire 100% of six mining concessions with respect to approximately 6,669 acres of mining tenements near Pozo Almonte, Chile (the “Alfredo Property”).

On August 3, 2010, the Company entered into a Stock Purchase Agreement (“Alfredo SPA”) with the Alfredo Sellers to acquire all of the outstanding shares of Alfredo. Pursuant to the Alfredo SPA, the Company issued an aggregate of 10,000,000 shares of common stock (the “Purchase Price Shares”) valued at $3,900,000 ($0.39 per share) to the Alfredo Sellers and their designees. Of the Purchase Price Shares, 8,800,000 shares of common stock that the Company issued directly to the Alfredo Sellers are subject to an 18 month lock-up period pursuant to the Alfredo SPA.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

The Alfredo SPA also provided for contingent payments in the event certain milestones were achieved, which provisions were later amended by the SPA Amendment discussed below.

Under the Option to Purchase Agreement, PRMC was required to make additional periodic payments aggregating $360,000 between June 30, 2010 and December 30, 2010. The Company paid, through PRMC, $80,000 in August 2010 and was required to make payments of $100,000 by October 30, 2010 and $180,000 by December 30, 2010 in order to maintain PRMC’s option rights. Then, in order to exercise the option and purchase the Alfredo Property, the Company would have been required to pay the option exercise price of $4,860,000 by March 30, 2011. The Company did not make the $100,000 payment on October 30, 2010, the $180,000 payment on December 30, 2010 or the option exercise price payment of $4,860,000 on March 30, 2011. Under the terms of the option agreement, the option terminated as a result of the Company not making the required option payments within the specified default and cure periods, and the Company therefore recorded impairment expense for the Alfredo property of $4,070,000 during the nine month period ended March 31, 2011.

In March 2011, the Company signed an amendment (“SPA Amendment”) to the Alfredo SPA with the Alfredo Sellers. If the Alfredo Sellers had closed on a proposed subscription of $2,000,000 in the Company’s 2011 Offering (as defined in Note 14), the SPA Amendment would have adjusted the terms upon which the Alfredo Sellers could invest in the Company pursuant to an option granted under the Alfredo SPA. The Alfredo Sellers did not subscribe to the 2011 Offering. However, the SPA Amendment did change the Alfredo SPA as it relates to the Contingent Payments as noted below.

Pursuant to the SPA Amendment, if and when the following milestones (“Milestones”) are achieved with respect to the Alfredo Property or any other LI3 Energy, Inc. Chilean iodine nitrate property, the Company will make the following additional payments (“Contingent Payments”) to the Alfredo Sellers:

a)	$1,000,000 upon the Board of Directors’ resolution to commence final engineering and design of the Alfredo Mine or any other LI3 Energy, Inc. Chilean iodine nitrate property;

b)	A further $2,000,000 upon the Board of Directors’ resolution to commence construction of the Alfredo Mine or any other LI3 Energy, Inc. Chilean iodine nitrate property;

c)
A further $2,500,000 upon commencement of commercial production from the Alfredo Mine (meaning production at a rate of 75% of design capacity for 3 months) or any other LI3 Energy, Inc. Chilean iodine nitrate property;

In the event a Contingent Payment for any milestone is paid for any iodine nitrate property (including the Alfredo property), no Contingent Payment for the same milestone will be payable for any other Chilean iodine nitrate property. The Alfredo Sellers have the right to take any or all of the above milestone payments in shares of the Company’s common stock instead of cash, valued at the greater of (i) $0.25 per share or (ii) the average of the closing price of the common stock on the 30 trading days immediately preceding the relevant payment date. The Company is under no obligation to achieve or pursue any of the milestones and the Company currently does not own, or have any rights, to the Alfredo property or any other Chilean iodine nitrate properties. The SPA Amendment was in anticipation of the Company re-acquiring rights to the Alfredo property or another Chilean iodine nitrate property. The company has signed an agreement to acquire, subject to conditions of closing, a Chilean iodine nitrate property as discussed in Note 5 and Note 14.

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
March 31, 2011
(Unaudited)

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

Under the Share Purchase Agreement, the Company acquired upon closing on July 30, 2010, one hundred percent (100%) of the issued and outstanding shares of Noto, for $300,000 in cash, of which $200,000 was paid during the year ending June 30, 2010, and $100,000 was paid on July 30, 2010 when the transaction closed. Noto’s only asset is the mineral interest in the Noto Properties. The Company is currently developing plans to pursue exploration and/or development of the Noto Properties.

Peru

On February 23, 2010, the Company acquired, through a wholly owned subsidiary, Li3 Energy Peru SRL, 100% of the assets of the Loriscota, Suches and Vizcachas Projects located in the Provinces of Puno, Tacna and Moquegua, Peru. The Company is currently developing plans to pursue lithium exploration and/or development of the Peru properties.

NOTE 5. LONG-TERM NON-REFUNDABLE DEPOSIT FOR MINERAL RIGHTS ACQUISITION

On November 30, and December 1, 2010, the Company signed non-binding exclusive letters of intent with the shareholders (the “Maricunga Sellers”) Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, a group of six private companies (the “Maricunga Companies”), to acquire at least 51%, up to a maximum of 60%, ownership of the Maricunga Companies, which collectively own the Maricunga Project (“Maricunga”). During December 2010, the Company paid $250,000 to the Maricunga Sellers in connection with signing the non-binding letters of intent which provided the Company with 90 days to perform its due diligence and prepare definitive purchase agreements. On February 24, 2011, the Company executed a binding exclusive letter of intent with the Maricunga Sellers, which made the $250,000 deposit non-refundable. The Maricunga property is undeveloped and covers an area of approximately 3,553 acres (1,438 hectares), comprising six concessions, each held by a separate legal entity, and is located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile. Each concession grants the owner of the right to explore for lithium, potassium and boron ore deposits at the Maricunga property. The binding letter of intent was extended to April 26, 2011, at which time it expired.

On May 20, 2011, the Company and the Maricunga Sellers signed the Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga (the “Acquisition Agreement”), whereby upon closing the Company, through its Chilean subsidiary, Minera Li Energy SPA, will acquire 60% of the Maricunga Sellers’ interests in the Maricunga Companies. The purchase price was $6,375,000 in cash and 127,500,000 restricted shares of common stock of the Company (the “Maricunga Purchase Price Shares”), 50% of which is restricted from sale for nine months and the remainder of which is restricted from sale for 18 months as provided in the Acquisition Agreement. The $6,375,000 in cash includes the $250,000 deposit paid in December 2010. Pursuant to the Acquisition Agreement, closing will occur and the remaining $6,125,000 cash and Maricunga Purchase Price Shares (currently held in escrow) will be paid to the Maricunga Sellers upon the registration in Chile of the transfer of the shares in the Maricunga Companies to Minera Li Energy SPA. The Company has agreed to register, under the Securities Act, half of the Maricunga Purchase Price Shares by January 31, 2012, and the remainder by October 31, 2012. In signing the Acquisition Agreement, the Company also committed to finance upon closing, up to $5 million for technical feasibility studies for the project within 180 days of closing. The Company estimates that capital expenditures for this project will be approximately $170 million.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2011	June 30, 2010
Leasehold improvement and equipment	$19,195	$19,195

Less: Accumulated depreciation	(18,174)	(15,249)
Net property and equipment	$1,021	$3,946

Depreciation expense for the nine-month periods ending March 31, 2011 and 2010 was $2,925, and $2,924, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

Legal Services

Antonio Ortúzar, who served as a director of the Company from February 18, 2010, to October 25, 2010, is a Partner in a law firm that the Company engaged to perform certain legal services. The Company pays for such legal services at the standard rates that the firm charges its unrelated clients. For the nine months ended March 31, 2011 and 2010, the total legal fees that the Company incurred to such firm was approximately $69,000 and $0, respectively. As of March 31, 2011 and June 30, 2010, the Company owed this law firm $37,082 and $8,054, respectively. Mr. Ortúzar is no longer a director of the Company and the amounts payable to this law firm are no longer classified as related party.

MIZ

The Company is party to an employment services agreement between MIZ Comercializadora, S de R.L. (“MIZ”) and the Company in which Tom Currin (a partial owner of MIZ) serves as Chief Operating Officer of the Company.

In February 2011, the Company signed an Amendment to the Employment Services Agreement with MIZ. Under the agreement, MIZ accepted 500,000 shares of common stock in lieu of salaries payable to MIZ for the six months ended December 31, 2010 and half of salaries payable to MIZ for the three months ending March 31, 2011. These shares were issued in February 2011. The Company recorded stock compensation expense of $192,500, which represents the fair value of the common stock on the performance grant date, or $0.385 per share. MIZ was also paid $25,000 in cash for compensation during the nine months ended March 31, 2011.

In addition, in February 2011, the Company issued 236,842 shares to MIZ which were previously granted in accordance with the Employment Services Agreement and an expense of $90,000 was recorded, which represents the fair value the common stock on the grant date, or $0.38 per share.

NOTE 8. LOANS PAYABLE

The Company issued a $50,000 unsecured Promissory Note dated June 5, 2008 (the “Note”) to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company. The interest rate is 8% per annum and the maturity date was June 5, 2010. The total interest accrued at March 31, 2011 is $11,301. This Note is in default as of March 31, 2011 and remains payable to Milestone.

The Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) dated April 30, 2009, bearing an interest rate of 8.25% per annum, in the amount of $45,000, and which was due on November 8, 2010 to Milestone. The Convertible Note provides that principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date. The Company and Milestone have not yet negotiated such conversion terms. The total interest accrued on the Convertible Note at March 31, 2011 is $7,039. This Convertible Note is in default as of March 31, 2011 and remains payable to Milestone.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 9. DERIVATIVE LIABILITIES

The Company has determined that certain warrants the Company has issued contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The warrants issued in connection with the 2009 Unit Offering (as defined below) and the 2010 Unit Offerings (as defined below) and the Incentive warrants (as defined below) contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the relevant time. The amount of any such adjustment is determined in accordance with the provisions of the relevant warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the relevant time. In addition, the number of shares issuable upon exercise of the 2010 Unit Offering Warrants (as defined below), Incentive warrants (as defined below) and all warrants issued to agents under both the 2009 Unit Offering and the 2010 Unit Offerings will be increased inversely proportional to any decrease in the exercise price, thus preserving the aggregate exercise price of the warrants both before and after any such adjustment.

The fair values of the warrants issued in the 2009 Unit Offering, the 2010 Unit Offerings and the Incentive warrants were recognized as derivative warrant instruments at issuance or when they become issuable and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a modified lattice valuation model.

Activity for derivative warrant instruments during the nine months ended March 31, 2011 was as follows:

	Balance at June 30, 2010	Initial valuation of derivative liabilities upon issuance of new warrants during the period	Increase (Decrease) in Fair Value of Derivative Liability	Exercise of warrants	Balance at March 31, 2011
2009 Unit Offering warrants	$6,313,769	$-	$(521,867)	$-	$5,791,902
First 2010 Unit Offering warrants	1,715,959	236,937	2,166,276	-	4,119,172
Second 2010 Unit Offering warrants	-	151,361	4,809,904	(2,328,951)	2,632,314
Third 2010 Unit Offering warrants	-	757,772	2,890,350	(1,951,885)	1,696,237
Incentive warrants	-	1,023,320	483,887	-	1,507,207
	$8,029,728	$2,169,390	$9,828,550	$(4,280,836)	$15,746,832

During the nine months ended March 31, 2011, 13,273,336 warrants and Double Options, which are treated as warrants, were exercised. This reduced the derivative liability by $4,280,836 and increased additional paid-in capital by the same amount.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

Following is a summary of the assumptions used in the modified lattice valuation model as of the initial valuation of the derivative warrant instruments issued during the nine months ended March 31, 2011 and as of March 31, 2011:
	Initial Valuation	March 31, 2011
Common stock issuable upon exercise of warrants	26,426,627	38,221,093

Market value of common stock on measurement date (1)	$0.12-$0.40	$0.336
Adjusted Exercise price	$0.05-$0.50	$0.05 - $0.62
Risk free interest rate (2)	1.13%-2.20%	2.24%
Warrant lives in years	5	3.51 -5.00
Expected volatility (3)	151%-165%	165%
Expected dividend yield (4)	0%	0%
Assumed stock offerings per year over next five years (5)	1-2	1-2
Probability of stock offering in any year over five years (6)	100%	100%
Range of percentage of existing shares offered (7)	10% - 30%	10% - 30%
Offering price range (8)	$0.15 - $1.50	$0.15 - $1.50

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or March 31, 2011, as applicable.

(2)	The risk-free interest rate was determined by management using the 5 year Treasury Bill as of the respective 2010 Unit Offering and as of March 31, 2011.

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

Subsequent to the end of the period, the exercise price of certain Warrants and the number of shares issuable upon exercise of certain Warrants were further adjusted as a result of the Company’s issuance of additional Units. See Note 14

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock issued for services

The Company entered into an Investment Agreement (the “Investment Agreement”) with Centurion Private Equity, LLC (the “Investor”), dated December 2, 2010, pursuant to which, subject to certain conditions, the Company may sell newly issued shares of common stock (the “Put Shares”) to the Investor from time to time during the commitment period (each such sale, a “Put”) subject to certain dollar and share volume limitations for each Put. Provided that the relevant conditions are met, the Company may make Puts under the Investment Agreement from time to time until 24 months from the date the Registration Statement (as defined below) is declared effective or until all Puts under the Investment Agreement have reached an aggregate gross sales price of $10 million, if sooner.

The Investment Agreement prohibits the Company’s issuance of equity securities (including common stock and securities convertible into, or exercisable or exchangeable for, common stock), which are future-priced or subject to price reset provisions, during the period after the date of the Investment Agreement and prior to 30 days after the Termination Date of the Investment Agreement. The Investment Agreement further provides that, subject to certain exceptions, the Investor shall have a right of first refusal with respect to any private capital raising transactions involving the Company’s equity securities that closes between the date of the Investment Agreement and 60 days after the Termination Date.

The Company granted registration rights to the Investor pursuant to a registration rights agreement, dated December 2, 2010. Thereunder, the Company was required to file a registration statement by January 31, 2011 (the “Registration Filing Date”) and use its best efforts to cause the registration statement to be declared effective by April 1, 2011 (or May 1, 2011, if the registration statement is reviewed by the Securities and Exchange Commission (the “SEC”). The Company is further required to keep the registration statement effective until all of the shares covered thereby have either been sold or may immediately be sold to the public without registration or restriction. In the event that the SEC limits the number of shares that may be sold pursuant to the registration statement, the Company may remove from the registration statement such number of shares as specified by the SEC, and may file subsequent registration statements covering the resale of additional shares of such common stock. The Company has not filed the registration statement by the Registration Filing Date and has no immediate plans to do so. Since the effectiveness of the registration statement with respect to the relevant shares is a condition precedent to the Company’s ability to draw down under the equity line, the Company will not be able to use the equity line until such registration statement is filed and declared effective, if at all.

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

Common Stock issuable for services

On November 24, 2010, the Company entered into an agreement (the “Compensation Modification Agreement”) with LW Securities, Ltd. (the “Finder”) in connection with private placement offerings which closed at various times between June 9, 2010, and September 13, 2010. The Compensation Modification Agreement provides, among other things, that in lieu of $105,000 of cash fees, the Company would issue the Finder 1,000,000 shares of common stock. In February 2011, the Company issued the Finder 1,000,000 shares in accordance with the Compensation Modification Agreement. The Company valued the shares issued pursuant to the Compensation Modification Agreement at $385,000, which is equal to 1,000,000 shares of common stock issued at the measurement date at a closing price of $0.385 per share. The Company recorded the difference of $280,000 as general and administrative expenses.

On December 30, 2010, the Company reached an agreement with its legal counsel (the “Firm”), pursuant to which the Company issued in February 2011, 608,310 shares of common stock to the Firm for outstanding legal fees and expenses. The value of the issuable shares was determined based on the $0.385 closing price of the common stock on the measurement date, and totaled $234,199. The Company recorded the amount to general and administrative expenses.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

On December 30, 2010, the Company reached an agreement (the “Settlement Agreement”) with an individual the Company had been considering hiring as an executive officer (the “Candidate”) to settle certain potential claims relating to the Company’s proposed employment of the Candidate. Pursuant to the Settlement Agreement, the Company issued in February 2011, 1,000,000 shares of common stock to the Candidate. The Company valued the 1,000,000 shares of common stock at $385,000 based on the $0.385 closing price of the common stock on the measurement date. The Company recorded general and administrative expenses of $385,000 in connection with this agreement.

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

Common Stock issued in connection with Settlement Agreement

During the nine months ended March 31, 2011, the Company reached a settlement agreement with Puna, pursuant to which the Company issued Puna 6,000,000 shares of common stock in full satisfaction of any and all obligations the Company may have to Puna. The Company recorded settlement expense of $1,920,000 determined based upon the fair value of the common stock on the performance grant date. Management previously disclosed $2,460,000 of estimated expense in connection with this settlement agreement based on the guidance of ASC 450.

Common Stock issued with performance based vesting

Pursuant to the Chief Operating Officer’s Employment Services Agreement, the Company granted to MIZ an award under the 2009 Plan pursuant to which the Company shall issue 2,500,000 restricted shares of its common stock (the “Restricted Stock”). The shares of Restricted Stock vest in installments of between 300,000 and 1,000,000 shares upon the achievement of certain milestones set forth in the Employment Services Agreement, subject to acceleration upon a change of control or a termination of Mr. Currin’s employment by the Company by MIZ for good reason (as defined in the Employment Services Agreement) or by the Company for any reason other than for cause (as defined in the Employment Services Agreement). If his employment is terminated by the Company for cause as defined in the Employment Services Agreement, or by Mr. Currin for any reason other than good reason, then all unvested Restricted Stock will immediately expire.

The Company determined the grant date of the 2,500,000 shares was August 11, 2010. The stock price on the grant date was $0.38 per share. Total compensation expense which may be recognized in connection with these restricted shares is $950,000 if all of the shares vest. A milestone was achieved in January 2011, resulting in the vesting of 500,000 shares of common stock and the Company recorded $190,000 of stock-based compensation expense during the nine months ended March 31, 2011 based on a vesting service period of approximately five months beginning on the grant date. The remaining 2,000,000 shares contain various vesting requirements that the Company estimates will be achieved between December 2011 and June 2013. The Company has recorded $249,744 of compensation expense for the remaining 2,000,000 shares based on these estimated vesting dates. In February 2011, the Company issued the 500,000 fully vested shares of Restricted Stock to MIZ.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

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

 First 2010 Unit Offering

In June 2010, the Board of Directors authorized the Company to offer up to a maximum of 20,000,000 units (the “First 2010 Unit Offering”), plus up to an additional 8,000,000 units to cover over-allotments, at a purchase price of $0.25 per unit (a “C Unit”). Each C Unit consisted of (i) one share of the Company’s common stock, and (ii) a warrant (a “C Warrant”) representing the right to purchase one share of common stock, exercisable for a period of two years at an exercise price of $0.70 per share.

On June 9, 2010, the Company sold 4,000,000 C Units (the “Initial C Closing”) for total proceeds to the Company of $1,000,000 ($749,796, net after offering expenses). In connection with the Initial C Closing, the Company also became obligated to issue to a placement agent five-year warrants (“C Agent Warrants”) to purchase an aggregate of 280,000 shares of common stock at an exercise price of $0.25 per share, and incurred placement agent fees of $175,000. A total of $460,853 of the proceeds were allocated to the value of the warrant instruments and recorded as derivative liabilities-warrant instruments. On June 23, 2010, the Company revised the terms of the C Warrants issued in connection with the First 2010 Unit Offering to decrease the warrant exercise price to $0.50 per share (from $0.70 per share) and increase the term to five years, from two years.

On July 13, 2010, the Company completed the second closing (the “Second C Closing”) of the First 2010 Unit Offering. In the Second C Closing, the Company sold 2,000,000 C Units for an aggregate of $500,000 ($452,755 net after offering expenses). A total of $219,871 of the proceeds were allocated to the value of the related C Warrants and recorded as derivative liabilities-warrant instruments. In connection with the Second C Closing, the Company also became obligated to issue to a placement agent C Agent Warrants to purchase an aggregate of 140,000 shares of common stock at an exercise price of $0.25 per share, and incurred placement agent fees of $35,000.

On September 13, 2010, the Company completed the third and final closing (the “Third C Closing”) of the First 2010 Unit Offering. In the Third C Closing, the Company sold 160,000 C Units for an aggregate of $40,000 ($35,243 net after offering expenses). A total of $17,066 of the proceeds were allocated to the value of the related C Warrants and recorded as derivative liabilities-warrant instruments.

In the aggregate, during the First 2010 Unit Offering, the Company sold 6,160,000 C Units for gross proceeds of $1,540,000 ($1,237,794 net after offering expenses) and issued 420,000 C Agent Warrants as compensation to the finders and placement agents.

Second 2010 Unit Offering

On November 8, 2010, Board of Directors authorized the Company to hold an initial closing of a private placement offering (the “Second 2010 Unit Offering”) of 2,000,000 units of its securities to investors for gross proceeds of $100,000, at an offering price of $0.05 per unit (a “D Unit”). The subscription agreements between the Company and each investor in the Second 2010 Unit Offering provide each investor with the right (the “Double Option”), subject to certain conditions, to purchase, at any time prior to November 8, 2011, a number of additional D Units up to the number of D Units purchased at the closing of the Second 2010 Unit Offering (“Double Units”) by such investor. The subscription agreements provide the investors with certain “piggyback” registration rights covering the shares of Common Stock included in the D Units (including any Double Units) and the shares of Common Stock issuable upon exercise of the D Warrants (including D Warrants included in any Double Units). Each “D Unit” consists of one share of the Company’s common stock and a warrant (a “D Warrant”) to purchase one share of common stock at an exercise price of $0.05 per share. The D Warrants will be exercisable from issuance until five years after the final closing of the Second 2010 Unit Offering. The Company determined that, in substance, the Second 2010 Unit Offering involved the issuance of three separate derivatives, one being the D Warrants included in the D Units, and the other two being components of the Double Options, which consist of the right to purchase (the “Double Option Common Component“) the shares of Common Stock included in the Double Units for $0.05 until November 7, 2011, and the additional D Warrants (the “Double D Warrants”) that would be included in any Double Units issued upon exercise of the Double Option. A total of $76,575 of the proceeds were allocated to the value of the D Warrants included in the D Units, the Double Option Common Component and the Double D Warrants and recorded as derivative liabilities-warrant instruments.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

On November 15, 2010, the Company held a second and final closing of the Second 2010 Offering in which an additional 2,000,000 D Units were sold for gross proceeds of $100,000. A total of $74,786 of the proceeds were allocated to the value of the D Warrants included in such D Units, as well as the related Double Option Common Component and Double D Warrants and recorded as derivative liabilities-warrant instruments. In the aggregate, the Company sold 4,000,000 D Units in the Second 2010 Unit Offering for aggregate gross proceeds of $200,000 ($151,361 net of offering costs).

Each of the 4,000,000 Double Options has an exercise price of $0.05 per Double Unit, consisting of one share of the Company’s common stock and a D Warrant. The Double Options will be exercisable until November 7, 2011.

During the nine months ended March 31, 2011, 3,800,000 Double Options were exercised for gross proceeds of $190,000 to purchase 3,800,000 Double Units. Also, during the nine months ended March 31, 2011, 2,000,000 D Warrants were exercised for gross proceeds of $100,000.

Third 2010 Unit Offering

On December 9, 2010, the Board of Directors authorized the Company to offer up to a maximum of 10,000,000 units (the “Third 2010 Unit Offering” and, together with the First 2010 Unit Offering and the Second 2010 Unit Offering, the “2010 Unit Offerings”) at a purchase price of $0.15 per unit (an “E Unit”). On January 6, 2011, the Board of Directors increased the maximum number of E Units from 10,000,000 units to 13,333,334 units. Each “E Unit” consisted of (i) one share of the Company’s common stock, and (ii) a warrant (“E Warrant”) representing the right to purchase one share of common stock, exercisable for a period of five years at an exercise price of $0.15 per share.

On December 9, 2010, the Company completed the first closing of the Third 2010 Unit Offering. The Company sold 3,333,338 E Units for an aggregate of $500,000 ($443,157 net after offering expenses). A total of $221,947 of the proceeds were allocated to the value of the related E Warrants and recorded as derivative liabilities-warrant instruments. The Company also became obligated to issue to a placement agent five-year warrants (“E Agent Warrants”) to purchase an aggregate of 186,667 shares of common stock at an exercise price of $0.15 per share.

On December 17, 2010, the Company completed the second closing of the Third 2010 Unit Offering. The Company sold 5,383,325 E Units for an aggregate of $807,499 ($706,883 net after offering expenses). A total of $338,255 of the proceeds were allocated to the value of the related E Warrants and recorded as derivative liabilities-warrant instruments. The Company also became obligated to issue to a placement agent E Agent Warrants to purchase an aggregate of 330,166 shares of common stock at an exercise price of $0.15 per share.

On December 30, 2010, the Company completed the third closing of the Third 2010 Unit Offering. The Company sold 766,667 E Units for an aggregate of $115,000 ($106,875 net after offering expenses). A total of $41,550 of the proceeds were allocated to the value of the related E Warrants and recorded as derivative liabilities-warrant instruments. The Company also became obligated to issue to a placement agent E Agent Warrants to purchase an aggregate of 53,667 shares of common stock at an exercise price of $0.15 per share.

On January 31, 2011, the Company completed the fourth closing of the Third 2010 Unit Offering. The Company sold 1,783,333 E Units for an aggregate of $267,500 ($226,467 net after offering expenses). A total of $133,212 of the proceeds were allocated to the value of the related E Warrants and recorded as derivative liabilities-warrant instruments. The Company also became obligated to issue to a placement agent E Agent Warrants to purchase an aggregate of 124,833 shares of common stock at an exercise price of $0.15 per share.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

On February 23, 2011, the Company completed the fifth closing of the Third 2010 Unit Offering. The Company sold 400,000 E Units for an aggregate of $60,000 ($43,530 net after offering expenses). A total of $22,808 of the proceeds were allocated to the value of the related E Warrants and recorded as derivative liabilities-warrant instruments. The Company also became obligated to issue to a placement agent E Agent Warrants to purchase an aggregate of 28,000 shares of common stock at an exercise price of $0.15 per share.

Warrant inducement

On March 2, 2011, as an incentive to each holder of the E warrants (each “E Warrantholder”), of which there were 12,389,996 warrants outstanding prior to this incentive, the Company offered each of the E Warrantholders an additional ½ warrant (“F Warrant”, or “Incentive Warrant”) with a $0.50 exercise price exercisable until February 22, 2016 for each E warrant exercised prior to March 23, 2011, and then subsequently extended to May 31, 2011. A total of 7,473,667 E warrants were exercised subsequent to March 31, 2011, in connection with this warrant inducement, resulting in gross proceeds of $1,121,050. As a result, the Company became obligated to issue 3,736,631 F Warrants. The cash received from the exercise of these E warrants was held in a trust account maintained by the Company’s outside counsel at March 31, 2011, and was remitted to the Company upon closing of the warrant exercises in April and May 2011. The Company recorded the value of the Incentive Warrants as a $1,023,320 warrant modification expense in the consolidated income statement during the nine months ended March 31, 2011.

Summary – 2010 Unit Offerings
The table below reflects the allocation of the gross proceeds from C Units subscribed from the First 2010 Unit Offering during the nine months ended March 31, 2011:

Par value of common stock issued	$2,160
Paid-in capital	248,901
Derivative warrant liabilities	236,937
Offering expenses	52,002
Total gross proceeds	$540,000

The table below reflects the allocation of the gross proceeds from the Second 2010 Unit Offering for D Units subscribed during the nine months ended March 31, 2011:

Par value of common stock issued	$4,000
Paid-in capital	44,639
Derivative warrant liabilities	151,361
Total gross proceeds	$200,000

The table below reflects the allocation of the gross proceeds from the Third 2010 Unit Offering for E Units subscribed during the nine months ended March 31, 2011:

Par value of common stock issued	$11,666
Paid-in capital	757,474
Derivative warrant liabilities	757,772
Offering expenses	223,087
Total gross proceeds	$1,749,999

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

Stock Option Awards

On August 26, 2010 the Company granted 1,000,000 options to purchase shares of its common stock to MIZ in connection with the Company’s hiring of an affiliate of MIZ as its newly appointed Chief Operating Officer.  These options were granted with an exercise price of $0.38 per share, which was also the stock price on the grant date.  As a result, the intrinsic value and estimated fair value for these options on the grant date was $0 and $343,310, respectively. These options vest in three equal installments on each of the first, second and third anniversaries of the date of grant and expire after ten years.

Summary of stock option activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	800,000	0.31	7.73	91,000
Granted	1,000,000	0.38	10.00	—
Exercised	—	—	—	—
Expired / Forfeited	—	—	—	—
Outstanding at March 31, 2011	1,800,000	$0.35	8.31	$50,500
Exercisable at March 31, 2011	250,000	$0.46	3.21	$3,200

During the nine months ended March 31, 2011, the 1,000,000 options that were granted had a weighted average grant-date fair value of $0.34 per share.  During the nine months ended March 31, 2011, the Company recognized stock-based compensation expense of $206,517 related to stock options.  As of March 31, 2011, there was approximately $287,475 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 2.12 years.

The fair value of the options granted during the nine months ended March 31, 2011 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

Warrants

Summary information regarding common stock warrants outstanding as of March 31, 2011 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at year-ended June 30, 2010	18,493,150	$0.66
Issued	30,426,627	0.19
Warrants issued pursuant to anti-dilution provisions	2,574,652	0.36
Exercised	(13,273,336)	0.13
Outstanding at March 31, 2011	38,221,093	$0.34

Warrants outstanding as of March 31, 2011

Issuance Date	Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
November 10, 2009 – December 23, 2009	$0.35	7,145,835	3.61 – 3.73 years	7,145,835
November 10, 2009 – December 23, 2009	$0.62	7,164,377	3.61 – 3.73 years	7,164,377
June 9, 2010 – September 13, 2010	$0.36	8,538,644	4.44 – 4.70 years	8,538,644
June 9, 2010 – July 13, 2010	$0.20	518,946	4.19 -4.28 years	518,946
November 8-15, 2010	$0.05	6,200,000	4.72 -4.73 years	6,200,000
December 9, 2010 – March 24, 2011	$0.15	4,916,660	4.74 – 4.98 years	4,916,660
March 24, 2011	$0.50	3,736,631	5.0 years	3,736,631
		38,221,093		38,221,093

The intrinsic value of warrants outstanding at March 31, 2010 was $2,699,865.

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
March 31, 2011
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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011:

Description	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liabilities - warrant instruments	$-	$-	$15,746,832	$15,746,832

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Nine Months ended
	March 31,	March 31,
	2011	2010
Balance as of June 30,	$(8,029,728)	$-
Change in fair value	2,772,726	-
Additions	(236,937)	-
Balance as of September 30,	$(5,493,939)	$-
Change in fair value	(3,601,894)	(545,340)
Additions	(753,113)	(1,345,328)
Balance as of December 31,	$(9,848,946)	$(1,890,668)
Change in fair value	(8,999,382)	(4,020,079)
Additions	(156,020)	-
Warrant modification	(1,023,320)	-
Exercise of Warrants	4,280,836	-
Balance at March 31, 2011	$(15,746,832)	$(5,910,747)

Change in fair value of derivative warrant instruments included in earnings relating to derivatives still held for the three months ended March 31, 2011 and 2010	$(8,999,382)	$(4,020,079)
Change in fair value of derivative warrant instruments included in earnings relating to derivatives still held for the nine months ended March 31, 2011 and 2010	$(9,828,550)	$(4,565,419)

The Company recorded a realized loss of $3,761,152 on the settlement of the warrant derivative liability due to the exercise of certain warrants, and which is included in the change in the fair value of warrant derivative liability in the consolidated income statement during the nine months ended March 31, 2011.

NOTE 12. INCOME TAXES

The Company files a U.S. federal income tax return.  The Company’s foreign subsidiaries file income tax returns in their respective jurisdictions. The components of the consolidated taxable net loss exclude the change in the fair value of derivative warrant instruments, stock based compensation and common stock issued for mineral rights. Estimated consolidated taxable net losses were as follows for the nine months ended March 31:

	2011	2010

U.S.	$1,833,330	$2,004,942
Foreign	381,105	101,131
Total	$2,214,435	$2,106,073

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

The components of the Company’s deferred tax assets at March 31, 2011 and June 30, 2010 are as follows:

	March 31, 2011	June 30, 2010
Deferred tax assets:
Net operating loss carry-forwards	$2,497,331	$1,744,423
Valuation allowance	(2,497,331)	(1,744,423)
Net deferred tax asset	$-	$-

These net operating loss carry-forwards expire twenty years from the date the loss was incurred and are available to reduce future taxable income.  Federal tax laws limit the time during which the net operating loss carry-forwards may be applied against future taxes, and if the Company fails to generate taxable income prior to the expiration dates, it may not be able to fully utilize the net operating loss carry-forwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at March 31, 2011 and June 30, 2010.

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

Under the terms of the Nevada APA, the Company acquired the Nevada Options in exchange for 4,000,000 shares of its common stock with a fair value of $3,640,000 on the date of acquisition based on the stock price on that date of $0.91 per share.

Under the CSV, LM and MW Option Agreement, as amended, the Company paid GeoXplor $236,607. The Company also is obligated to pay amounts totaling $75,000 contingent upon future events which had not occurred as of March 31, 2011.

Under the BSV Option Agreement, as amended, the Company was required to pay to GeoXplor $100,000 on June 30, 2010, which the Company has not paid.  The $100,000 owed to GeoXplor is recorded in accrued expenses as of March 31, 2011.

Upon further analysis of the mineral composition of the Nevada Claims, the Company determined that the Nevada Claims did not meet the Company’s requirements for mining operations planned by the Company, thus the Company terminated the Nevada Options. The Company recorded an impairment of $3,976,607 during the fourth quarter of fiscal 2010 for the Nevada Options.

During the nine months ended March 31, 2011, the Company became obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes, which the Company has recorded in accrued expenses as of March 31, 2011.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

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

 The Company recorded accrued liabilities of $765,000 as of June 30, 2010 for amounts which may be owed due to the Master Option Agreement termination.  On November 24, 2010, the Company entered into a termination, settlement and release agreement with Lacus in exchange for a $150,000 cash payment and 500,000 shares of common stock to settle potential Lacus claims. The 500,000 shares are recorded in the amount of $192,500, which was based on a fair value of $0.385 per share of common stock on the measurement date.  The Company recorded a gain on settlement of $422,500 during the three months ended December 31, 2010 as a result of the change in estimate.   The Company paid the $150,000 cash payment to Lacus during January 2011.  In February 2011, the Company issued Lacus the 500,000 shares. At March 31, 2011, the Company has no amounts owed to Lacus.

During the nine months ended March 31, 2011, the Company reached a settlement agreement with Puna, pursuant to which the Company issued Puna 6,000,000 shares of common stock in full satisfaction of any and all obligations the Company may have to Puna.  The Company recorded settlement expense of $1,920,000 in connection with this settlement during the nine months ended March 31, 2011. Management previously disclosed $2,460,000 of estimated expense in connection with this settlement agreement based on the guidance of ASC 450. At March 31, 2011, the Company has no amounts owed to Puna.

NOTE 14. SUBSEQUENT EVENTS

Private Placement Offerings
On April 7, April 13, May 3, May 6, and May 19, 2011, the Company held closings of a private placement offering (the “2011 Offering”) with respect to an aggregate of 23,920,071 units of its securities (the “G Units”) at an offering price of $0.27 per G Unit, for aggregate gross proceeds of approximately $6,458,419 (approximately $5,841,519, net after offering expenses).   Each G Unit consisted of (i) one share of our common stock, par value $0.001 per share, and (ii) a warrant to purchase one-half of a share of common stock, at an exercise price of $0.40 per whole share (“G Warrant”). The G Warrants are exercisable for a period of three years. The Company also became obligated to pay cash fees to placement agents and finders aggregating approximately $516,900, incurred share issuance expenses of approximately $100,000, and became obligated to issue to placement agents and finders warrants to purchase an aggregate of 1,913,606 shares of common stock at an exercise price of $0.27 per share and exercisable for a period of three years.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

Pursuant to a registration rights agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission by June 21, 2011, to register the shares of common stock included in the G Units and the shares of common stock issuable upon exercise of the G Warrants under the Securities Act of 1933, as amended, and to use its best efforts to cause such registration statement to become effective within 150 days after the filing date, all at the Company’s expense.  If the Company does not meet these deadlines, it has agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured (up to an aggregate maximum penalty of 10%).

Credit Agreement
On May 2, 2011, the Company entered into and simultaneously closed a Credit Agreement for a $1.5 million bridge loan with three private institutional investors. Under the Credit Agreement, the Company issued to each lender a zero-coupon original issue discount note due February 2, 2012.  The notes are convertible into shares of the Company’s common stock at the lender’s option at a price of $0.40 per share.  The aggregate face amount of the notes at maturity is $1,677,438. The Company may prepay the notes at its option (together with accrued original issue discount), and must prepay them (together with accrued original issue discount) first out of the net proceeds of any future capital raising transactions by the Company.

The Company also agreed to issue to the lenders warrants to purchase an aggregate of 1,500,000 shares of common stock, exercisable for five years at an initial exercise price of $0.50 per share (the “Lender Warrants”).

The Company agreed to pay finders fees consisting of cash in the amount of 5% of the aggregate issue price of the notes, or $75,000 in total, and warrants to purchase an aggregate of 75,000 shares of common stock, exercisable for five years at an initial exercise price of $0.40 per share (the “Arranger Warrants”).

The Company determined the estimated fair value of the warrants was $564,000, which will be recorded as a discount on the notes. The convertible notes included a beneficial conversion feature of $751,000, which also will be recorded as a discount on the notes.   The $75,000 will be recorded as deferred financing costs. The total discount of $1,315,000 and the $75,000 deferred financing costs will be amortized over the 9 month life of the convertible debentures The $185,000 (net of discount of $1,315,000) recorded amount of the notes has an annualized effective interest rate of approximately 1,891% per year.

Warrants
As a result of the 2011 Offering and the convertible debentures issued subsequent to March 31, 2011, the per share exercise price for the A Warrants and the A Agent Warrants decreased to $0.3349, the per share exercise price of the B Warrants and the B Agent Warrants decreased to $0.5394, the per share exercise price of the C Warrants decreased to $0.3455, the per share exercise price of the Lender Warrants decreased to $0.4760, and the per share exercise price of the Arranger Warrants decreased to $0.3884. In addition, the number of shares issuable upon exercise of the A Agent Warrants, B Agent Warrants, and C Warrants increased by 5,682, 23,803 and 375,081, respectively.

Exercise of Warrants
On April 29, 2011, the Company received approximately $22,500 from the exercise of 150,000 E warrants, and in connection with the exercise of the E warrants issued 75,000 F Warrants exercisable until February 22, 2016 at an exercise price of $0.50 per share. The Company will record a warrant modification expense of approximately $35,000 in connection with the issuance of these F Warrants.

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

On May 4, 2011, the Company received notification from a warrant holder of exercise of 600,000 D warrants, which contain a $0.05 exercise price. The exercise of these warrants was cashless, and 515,254 shares of common stock were issued to the holder of these D warrants in connection with this cashless exercise.

Memorandum of Understanding with POSCO
On May 6, 2011, the Company entered into a Memorandum of Understanding with POSCO (the “POSCO MOU”), pursuant to which the two companies will explore and evaluate a joint business opportunity, including but not limited to the evaluation of establishing a pilot plant in Korea and or in Chile and, if successful, a commercial plant, with POSCO investing capital and securing rights to purchase production. Pursuant to the POSCO MOU, the Company has granted to POSCO (or any affiliate POSCO may designate), an option exercisable until June 30th, 2011, to purchase for $0.27 per unit, up to $25 million dollars of units of Li3's restricted securities, with each unit consisting of one share of common stock and a three-year warrant to purchase one-half of one share of common stock for $0.40 per whole share.

Maricunga Acquisition
As discussed in Note 5, the Company signed an agreement, subject to closing conditions, to acquire an interest in Maricunga. For accounting purposes, the 127,500,000 Maricunga Purchase Price Shares will be considered issued and outstanding upon closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Li3 Energy, Inc. (“Li3 Energy,” the “Company,” “we,” “us” or “our”) is an exploration company, focused on the discovery and development of lithium and potassium brine and nitrate and iodine deposits in Chile, Argentina and Peru.

We own prospective mineral claims for lithium and potassium that cover a total area of 3,553 acres in Chile and 19,500 acres in Peru. We are currently evaluating additional exploration and production opportunities.

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

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements as of March 31, 2011, and for the three and nine months ended March 31, 2011 and 2010, which are unaudited. In the opinion of management, such consolidated financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in these financial statements as of March 31, 2011, and for the three and nine months ended March 31, 2011 and 2010.

You should read this discussion and analysis together with such financial statements and the notes thereto.

Going Concern

The Company currently has no sources of recurring revenue, a working capital of $20,926 at March 31, 2011, and has generated net losses of $37,386,124 and negative cash flows from operations of $4,809,444 during the period from June 24, 2005 (inception) through March 31, 2011.

 In the course of its exploration activities, the Company has sustained and continues to sustain losses.  The Company does not anticipate positive cash flow from operations before 2013 and cannot predict if and when the Company may generate profits.  In the event the Company identifies commercial reserves of minerals, the Company will require substantial additional capital to develop those reserves.  The Company expects to finance its operations primarily through future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern because there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, then the Company’s operations would be materially negatively impacted.

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

Alfredo owns 100% of the share capital of Pacific Road Mining Chile, SA, a Chilean Corporation (“PRMC”).  PRMC is a special purpose Chilean corporation which entered into an Option to Purchase Agreement, dated June 6, 2008, that gave PRMC the option to acquire 100% of six mining concessions with respect to approximately 6,669 acres of mining tenements near Pozo Almonte, Chile (the “Alfredo Property”).

On August 3, 2010, the Company entered into a Stock Purchase Agreement (“Alfredo SPA”) with the Alfredo Sellers to acquire all of the outstanding shares of Alfredo.  Pursuant to the Alfredo SPA, the Company issued an aggregate of 10,000,000 shares of common stock (the “Purchase Price Shares”) valued at $3,900,000 ($0.39 per share) to the Alfredo Sellers and their designees.  Of the Purchase Price Shares, 8,800,000 shares of common stock that the Company issued directly to the Alfredo Sellers are subject to an 18 month lock-up period pursuant to the Alfredo SPA.   Details of the terms of the acquisition and option (including future payments we may be obligated to make to the Alfredo Sellers) are contained in the Form 10-K/A under Part I, Item 1, “Business—Our Projects—Chile—Alfredo” and are incorporated by reference herein.

The Alfredo SPA also provided for contingent payments in the event certain milestones were achieved, which provisions were later amended by the signing of the SPA Amendment discussed below.

Under the Option to Purchase Agreement, PRMC was required to make additional periodic payments aggregating $360,000 between June 30, 2010 and December 30, 2010.  The Company paid, through PRMC, $80,000 in August 2010 and was required to make payments of $100,000 by October 30, 2010 and $180,000 by December 30, 2010 in order to maintain PRMC’s option rights.  Then, in order to exercise the option and purchase the Alfredo Property, the Company would have been required to pay the option exercise price of $4,860,000 by March 30, 2011.  The Company did not make the $100,000 payment on October 30, 2010, the $180,000 payment on December 30, 2010 or the option exercise price payment of $4,860,000 on March 30, 2011.  Under the terms of the option agreement, the option terminated as a result of the Company not making the required option payments within the specified default and cure periods, and the Company therefore recorded impairment expense for the Alfredo property of $4,070,000 during the nine month period ended March 31, 2011.

As of March 30, 2011, the Company signed an Amending Agreement (the “SPA Amendment”) with respect to the Alfredo SPA with the Alfredo Sellers. If the Alfredo Sellers had closed on a proposed subscription of $2,000,000 in the Company’s 2011 Offering (as defined in Note 14), the SPA Amendment would have adjusted the terms upon which the Alfredo Sellers could invest in the Company pursuant to an option granted under the Alfredo SPA. The Alfredo Sellers did not subscribe to the 2011 Offering. However, the SPA Amendment did change the Alfredo SPA as it relates to the Contingent Payments as noted below.

Pursuant to the SPA Amendment, if and when the following milestones (“Milestones”) are achieved with respect to the Alfredo Property or any other LI3 Energy, Inc. Chilean iodine nitrate project, the Company will make the following additional payments (“Contingent Payments”) to the Alfredo Sellers:

a)	$1,000,000 upon the Board of Directors’ resolution to commence final engineering and design of theAlfredo Mine or any other LI3 Energy, Inc. Chilean iodine nitrate property;

b)	A further $2,000,000 upon the Board of Directors’ resolution to commence construction of theAlfredo Mine or any other LI3 Energy, Inc. Chilean iodine nitrate property;

c)
A further $2,500,000 upon commencement of commercial production from the Alfredo Mine(meaning production at a rate of 75% of design capacity for 3 months) or any other LI3 Energy, Inc. Chilean iodine nitrate property;

In the event a Contingent Payment for any milestone is paid for any iodine nitrate property (including the Alfredo property), no Contingent Payment for the same milestone will be payable for any other Chilean iodine nitrate property. The Alfredo Sellers have the right to take any or all of the above milestone payments in shares of the Company’s common stock instead of cash, valued at the greater of (i) $0.25 per share or (ii) the average of the closing price of the common stock on the 30 trading days immediately preceding the relevant payment date.  The Company is under no obligation to achieve or pursue any of the milestones and the Company currently does not own, or have any rights, to the Alfredo property or any other Chilean iodine nitrate properties. The SPA Amendment was in anticipation of the Company re-acquiring rights to the Alfredo property or another Chilean iodine nitrate property.

As of the date of this filing, we are still negotiating with the owners of Alfredo to reacquire the option to purchase the Alfredo Property on modified terms.  While there can be no assurance that the new option will be executed, we expect to have the documentation finalized by June 30, 2011.

On November 30, and December 1, 2010, the Company signed non-binding exclusive letters of intent with the shareholders (the “Maricunga Sellers”) Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, a group of six private companies (the “Maricunga Companies”), to acquire at least 51%, up to a maximum of 60%, ownership of the Maricunga Companies, which collectively own the Maricunga Project (“Maricunga”).  During December 2010, the Company paid $250,000 to the Maricunga Sellers in connection with signing the non-binding letters of intent which provided the Company with 90 days to perform its due diligence and prepare definitive purchase agreements.   On February 24, 2011, the Company executed a binding exclusive letter of intent with the Maricunga Sellers, which made the $250,000 deposit non-refundable. The Maricunga property is undeveloped and covers an area of approximately 3,553 acres (1,438 hectares), comprising six concessions, each held by a separate legal entity, and is located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile.   Each concession grants the owner of the right to explore for lithium, potassium and boron ore deposits at the Maricunga property. The binding letter of intent was extended to April 26, 2011, at which time it expired.

On May 20, 2011, the Company and the Maricunga Sellers signed the Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga (the “Acquisition Agreement”), whereby upon closing the Company, through its Chilean subsidiary, Minera Li Energy SPA, will acquire 60% of the Maricunga Sellers’ interests in the Maricunga Companies. The purchase price was $6,375,000 in cash and 127,500,000 restricted shares of common stock of the Company (the “Maricunga Purchase Price Shares”), 50% of which is restricted from sale for nine months and the remainder of which is restricted from sale for 18 months as provided in the Acquisition Agreement (the “Lock-Up”).  The Lock-Up will terminate if (a) we sign an agreement with one or more investors for them to finance the necessary development of the project to the stage of commercial production; (b) an offer with characteristics of a take-over bid is made for our shares; (c) our current CEO sells his shares in the Company, or (d) we agree to sell our shares in Minera Li Energy SPA and/or Minera Li Energy SPA agrees to the sale of the Shares.  In the event of (d) above, we have agreed that the sale price in any such sale will be based on at least two valuations carried out by institutions with recognized experience in these types of mining assets. The $6,375,000 in cash includes the $250,000 deposit paid in December 2010. Pursuant to the Acquisition Agreement, closing will occur and the remaining $6,125,000 cash and Maricunga Purchase Price Shares (currently held in escrow) will be paid to the Maricunga Sellers upon the registration in Chile of the transfer of the shares in the Maricunga Companies to Minera Li Energy SPA (which is merely a ministerial formality). The Company has agreed to register, under the Securities Act, half of the Maricunga Purchase Price Shares by January 31, 2012, and the remainder by October 31, 2012. In signing the Acquisition Agreement, the Company also committed to finance upon closing, up to $5 million for technical feasibility studies for the project within 180 days of closing.. The Company estimates that capital expenditures for this project will be approximately $170 million.

We have agreed with the Maricunga Sellers:  (a) to increase the number of directors constituting our Board of Directors to seven; (b) that the Maricunga Sellers will have the right to nominate three of our directors and that a fourth director (who shall hold of the position of Chairman of the Board) will be jointly nominated by the Maricunga Sellers and by our management (such persons, or any successors thereto nominated by the Maricunga Sellers or by the Maricunga Sellers and management, as the case may be, the “Nominees”), and that the Board shall appoint such Nominees to fill vacancies created in the Board by the increase in the number of directors and by resignations, to serve until the next annual meeting of stockholders; (c) that the Nominees shall continue to be nominated as directors by our management at the next and subsequent annual meetings of our stockholders, and at any special meeting of the stockholders at which directors are to be elected (collectively, a “Meeting”), during the period of the Lock-Up (but the Nominees will be subject to reelection by the stockholders as provided in our By-Laws); and (d) that if any Nominee is not elected by the stockholders pursuant to the By-Laws, the Maricunga Sellers, or the Maricunga Sellers and management, as the case may be, will have the right to designate the same or another person as their Nominee at the next Meeting, provided it is within the period of the Lock-Up.

On May 6, 2011, the Company entered into a Memorandum of Understanding with POSCO (the “POSCO MOU”), pursuant to which the two companies will explore and evaluate a joint business opportunity, including but not limited to the evaluation of establishing a pilot plant in Korea and or in Chile and, if successful, a commercial plant, with POSCO investing capital and securing rights to purchase production. Pursuant to the POSCO MOU, the Company has granted to POSCO (or any affiliate POSCO may designate), an option exercisable until June 30th, 2011, to purchase for $0.27 per unit, up to $25 million dollars of units of Li3's restricted securities, with each unit consisting of one share of common stock and a three-year warrant to purchase one-half of one share of common stock for $0.40 per whole share. POSCO is a diversified company, with operations in energy, chemicals and materials and is one of the largest steel manufacturers in the world.

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

Strategic Plan

Our strategic plan is to explore and develop our existing projects and to identify opportunities and generate new projects with near-term production potential, with the goal of becoming a company with valuable lithium or industrial minerals properties.  Our primary objective is to become a low cost lithium producer as well as a significant producer of potassium nitrate. The key to achieving this objective is to become an integrated chemical company through the strategic acquisition and development of lithium assets as well as other assets that have by-product synergies.

Although we recorded an impairment charge to Alfredo of $4,070,000 during the period ended March 31, 2011, we continue to negotiate a new option agreement with the owners of Alfredo mining concessions to acquire the concessions.  Although we expect to agree to terms that are reasonable to the owners of Alfredo and the Company, there is no assurance that an agreement will be reached.

We are in the process of acquiring the Maricunga project, an advanced lithium and potassium chloride project in Chile, and we continue to explore other lithium and industrial minerals prospects in the region, located to complement the Alfredo project which we intend to secure, in order to achieve integration of operations to produce metallurgical grade lithium, commercial grade fertilizer and pharmaceutical grade iodine.

Our strategy currently principally involves the acquisition and exploration of the Alfredo and Maricunga properties.  Provided that we are successful in acquiring the Alfredo Property, we expect to spend approximately $6.3 million of acquisition costs (not including an additional up to $5.5 million payable to Alfredo Sellers upon certain post-feasibility milestones), and we expect to incur approximately $2.7 million of exploration expenses in order to bring the Alfredo Property to the feasibility stage.  In the event we are unable to acquire the Alfredo Property, we will focus our efforts on the exploration of the Maricunga property upon completion of the acquisition. On the Maricunga project, we expect to spend approximately $6.0 million of exploration expenses in order to bring Maricunga to the feasibility stage.

In order to finance the approximately $15 million of expected acquisition and exploration costs outlined above over the next twelve months, as well as to fund the approximately $2.5 million of working capital we expect to require over the next twelve months, we will need to raise a substantial amount of funds through one or more offerings of our debt, equity or hybrid securities.   There can be no assurance that such financing will be available, or will be available on acceptable terms, for us to meet these requirements.

In order to acquire the Alfredo Property, we must successfully complete documentation of a new option or other acquisition agreement.   There can be no assurance that we will be successful in obtaining a new option on, or otherwise acquiring, Alfredo or in financing the cost of acquiring the Alfredo Property or the costs of exploring and developing Alfredo and Maricunga.

Results of Operations

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Revenues

We had no revenues during the three months ended March 31, 2011 and 2010, respectively.

Exploration expenses

During the three months ended March 31, 2011 and 2010, we incurred exploration expenses of $0 and $506,423, respectively.  The expense incurred during the three months ended March 31, 2010 related to exploration expenses incurred in connection with development activities in South America.

General and administrative expenses

During the three months ended March 31, 2011 and 2010, we incurred general and administrative expenses of $1,591,825 and $1,717,504 respectively.  The expenses incurred related primarily to legal fees, consultancy fees, stock compensation, travel expenses and professional fees incurred in connection with the day-to-day development of our business. Expenses were lower during the three months ended March 31, 2011 due to the Company focusing its core efforts on completing the Maricunga transaction.

Other income (expense)

Other expense for the three months ended March 31, 2011, was $11,946,505 compared to other expense of $4,019,413 for the three months ended March 31, 2010, and increased primarily due to our recognition, during the three months ended March 31, 2011, of an increase in the change in the fair value of the derivative liability related to our outstanding warrant instruments of $8,999,382, compared to an increase in the change in fair value of the derivative liability of $4,020,079 for the three months ended March 31, 2010.  During the three months ended March 31, 2011, the Company recorded a loss on warrant modification of $1,023,320. The Company also recorded a loss on settlement of $1,920,000 as a result of a settlement with Puna Lithium during the three months ended March 31, 2011.  Interest expense amounted to $1,902 and $1,902 during the three months ended March 31, 2011 and 2010, respectively and related to our loans payable.   During the three months ended March 31, 2011 and 2010, we incurred losses on foreign currency translation of $1,995 and $0, respectively, and such losses related to our operations in Peru.

Nine Months Ended March 31, 2011 Compared with Nine Months Ended March 31, 2010

Revenues

We had no revenues during the nine months ended March 31, 2011 and 2010, respectively.

Mineral rights impairment expense

During the nine months ended March 31, 2011 and 2010, we incurred impairment expenses of $4,070,000 and $0, respectively.  The impairment expense recorded during the nine months ended March 31, 2011 was incurred as a result of the Company not making the option payments required to retain the rights to acquire the Alfredo property, which terminated the option agreement.

 Exploration expenses

During the nine months ended March 31, 2011 and 2010, we incurred exploration expenses of $309,286 and $506,423, respectively.  The expenses incurred in both periods related principally to our efforts to secure strategic mineral rights and include direct expenses, consulting expenses in connection with prospective mining operation investment opportunities, and travel.

General and administrative expenses

During the nine months ended March 31, 2011 and 2010, we incurred general and administrative expenses of $4,402,398 and $2,434,922, respectively.  The increase in expenses incurred related primarily to legal fees, consultancy fees, stock compensation travel expenses and professional fees incurred in connection with the day-to-day operation of our business.

Other income (expense)

Other expense for the nine months ended March 31, 2011, was $12,362,048 compared to other expense of $4,566,892 for the nine months ended March 31, 2010.  During the nine months ended March 31, 2011, we recorded an increase in the change in the fair value of the derivative liability related to our outstanding warrant instruments of $9,828,550, compared to an increase in the change in fair value of the derivative liability of $4,565,419 for the nine months ended March 31, 2010.  During the nine months ended March 31, 2011, the Company recorded a warrant modification expense of $1,023,320. The Company also recorded a net loss on settlement of $1,497,500 as a result of settlements with Lacus and Puna Lithium during the nine months ended March 31, 2011.  Interest expense amounted to $6,403 and $5,790 during the nine months ended March 31, 2011 and 2010, respectively and largely related to our loans payable.   During the nine months ended March 31, 2011 and 2010, we incurred losses on foreign currency translation of $6,478 and $0, respectively, and such losses related to our operations in Peru.

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

During nine months ended March 31, 2011, we raised $2,214,910 (net of offering costs of $275,089) from private placement offerings and $1,411,050 from the exercise of warrants (of which $1,121,050 was cash held in trust at March 31, 2011 and was remitted to the Company in April). Subsequent to March 31, 2011, we raised an additional $5,841,519 (net of offering costs of approximately $616,900) from a private placement offering, $22,500 from the exercise of certain warrants and $1.5 million from the issuance of zero-coupon convertible notes (as described below).

On May 2, 2011, the Company entered into and simultaneously closed a Credit Agreement for a $1.5 million bridge loan with three private institutional investors. Under the Credit Agreement, the Company issued to each lender a zero-coupon original issue discount note due February 2, 2012. The notes are convertible into shares of the Company’s common stock at the lender’s option at a price of $0.40 per share. The aggregate face amount of the notes at maturity is $1,677,438. The Company may prepay the notes at its option (together with accrued original issue discount), and must prepay them (together with accrued original issue discount) first out of the net proceeds of any future capital raising transactions by the Company.

The Company also agreed to issue to the lenders warrants to purchase an aggregate of 1,500,000 shares of common stock, exercisable for five years at an initial exercise price of $0.50 per share (the “Lender Warrants”).

The Company agreed to pay finders fees consisting of cash in the amount of 5% of the aggregate issue price of the notes, or $75,000 in total, and warrants to purchase an aggregate of 75,000 shares of common stock, exercisable for five years at an initial exercise price of $0.40 per share (the “Arranger Warrants”).

The Company determined the estimated fair value of the warrants was $564,000, which will be recorded as a discount on the notes. The convertible notes included a beneficial conversion feature of $751,000, which also will be recorded as a discount on the notes. The $75,000 will be recorded as deferred financing costs. The total discount of $1,315,000 and the $75,000 deferred financing costs will be amortized over the 9 month life of the convertible debentures The $185,000 (net of discount of $1,315,000) recorded amount of the notes has an annualized effective interest rate of approximately 1,891% per year.

In addition to utilizing our capital to acquire properties and pay other corporate costs, we periodically issue shares of our common stock as consideration in lieu of cash to conserve our cash and meet our obligations.  We likely will continue to issue common stock for these purposes where feasible, if we determine that it is in our economic best interests.

We have been using the net proceeds from the 2010 and 2011 private placements, the zero-coupon notes and exercises of warrants towards the implementation of our business development plan and for general working capital purposes.  We will require additional capital to pay our obligations and to execute our exploration and development plans for our existing lithium mining properties and any others that we may be successful in acquiring.  We plan to seek to raise such capital through additional sales of our equity or debt securities.  There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs.  If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans or meet our ongoing operational working capital needs.

At March 31, 2011, we had cash of $119,001, as compared to $302,821 at June 30, 2010.  The decrease in cash from June 30, 2010 to March 31, 2011 was due to cash used in operating activities ($2,258,730) and the acquisition of mineral rights and long-term nonrefundable advance ($430,000), partially offset by net proceeds from 2010 private placements and the exercise of warrants of $2,504,910.

Our strategy currently principally involves the acquisition and exploration of the Alfredo and Maricunga properties.  Provided that we are successful in acquiring the Alfredo Property, we expect to spend approximately $6.3 million of acquisition costs (not including an additional up to $5.5 million payable to Alfredo Sellers upon certain post-feasibility milestones), and we expect to incur approximately $2.7 million of exploration expenses in order to bring the Alfredo Property to the feasibility stage.  In the event we are unable to acquire the Alfredo Property, we will focus our efforts on the exploration of the Maricunga property upon completion of the acquisition. On the Maricunga project, we expect to spend approximately $6.0 million of exploration expenses in order to bring Maricunga to the feasibility stage.

In order to finance the approximately $15 million of expected acquisition and exploration costs outlined above over the next twelve months, as well as to fund the approximately $2.5 million of working capital we expect to require over the next twelve months, we will need to raise a substantial amount of funds through one or more offerings of our debt, equity or hybrid securities.   There can be no assurance that such financing will be available, or will be available on acceptable terms, for us to meet these requirements.

In order to acquire the Alfredo Property, we must successfully acquire a new option.   There can be no assurance that we will be successful in obtaining a new option on Alfredo or in financing the cost of exercising the option or the costs of exploring and developing Alfredo and Maricunga.

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

As of March 31, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective in detecting the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes primarily due to limited financial accounting staff resources. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2011.

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

On May 6, 2011, we entered into a Memorandum of Understanding with POSCO (the “POSCO MOU”), pursuant to which we will explore and evaluate a joint business opportunity, including but not limited to the evaluation of establishing a pilot plant in Korea and or in Chile and, if successful, a commercial plant, with POSCO investing capital and securing rights to purchase production. Pursuant to the POSCO MOU, we have granted to POSCO (or any affiliate POSCO may designate), an option exercisable until June 30th, 2011, to purchase for $0.27 per unit, up to $25 million dollars of units of our restricted securities, with each unit consisting of one share of our common stock and a three-year warrant to purchase one-half of one share of our common stock for $0.40 per whole share. The issuance of the option to POSCO was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D and/or Regulation S promulgated thereunder, as a transaction by an issuer not involving a public offering.

On May 19, 2011, we held additional closings of our private placement offering (the “2011 Offering”) with respect to an aggregate of 8,021,589 units of our securities (the “G Units”) to institutional and accredited investors and non-U.S. persons, for aggregate gross proceeds of approximately $2,165,829, at an offering price of $0.27 per G Unit. Each G Unit consists of (i) one share of our common stock, par value $0.001 per share (“Common Stock”), and (ii) a warrant to purchase one-half of a share of Common Stock, at an exercise price of $0.40 per whole share (the “G Warrants”). The G Warrants will be exercisable from issuance for a period of three years. To date, we have closed on an aggregate of 23,920,071 G Units in the Offering, raising gross proceeds of approximately $6.5 million.

Pursuant to a registration rights agreement, we have agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date (i.e., by June 21, 2011) to register the shares of common stock and the shares of Common Stock underlying the G Warrants under the Securities Act of 1933, as amended, and to use our best efforts to cause such registration statement to become effective within 150 days after the filing date, all at our own expense. If we do not meet these deadlines, we have agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured (up to an aggregate maximum penalty of 10%).

We entered into agreements with placement agents (the “Agents”) to pay cash fees of 8% of the purchase price of each G Unit sold in the Offering to investors introduced to us by such Agent (the “Introduced Investors”), and to issue such Agent three-year warrants (the “Agent Warrants”) exercisable at $0.27 per share to purchase a number of shares of Common Stock equal to up to 8% of the shares of Common Stock included in the G Units sold in the Offering to the Introduced Investors. As a result of the sales of the G Units in the May 19, 2011, closing, we have become obligated to pay an aggregate of approximately $173,266 of fees to the Agents and have become obligated to issue Agent Warrants to purchase an aggregate of 641,727 shares of Common Stock.

The sale of the G Units and the securities contained therein were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D and/or Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The purchasers of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the certificates issued in such transactions. All purchasers of the securities represented and warranted, among other things, that they were accredited investors within the meaning of Regulation D and/or non-U.S. persons within the meaning of Regulation S, that they had the knowledge and experience in financial and business matters necessary to evaluate the merits and risks of an investment in the Common Stock and had the ability to bear the economic risks of the investment, and that they had adequate access to information about us.

On May 20, 2011, we issued 127,500,000 shares of Common Stock to the Maricunga Sellers and their agents in partial consideration for the acquisition of the Maricunga property. (See “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operational Update—Chile” above for more information.) The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D and/or Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the certificates issued in such transactions. All recipients of the securities represented and warranted, among other things, that they were accredited investors within the meaning of Regulation D and/or non-U.S. persons within the meaning of Regulation S, that they had the knowledge and experience in financial and business matters necessary to evaluate the merits and risks of an investment in the Common Stock and had the ability to bear the economic risks of the investment, and that they had adequate access to information about us.

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

Exhibit Number	Description

3.1	Certificate of Amendment to Articles of Incorporation of Li3 Energy, Inc., effective March 15, 2011 (1)

10.1 *
Binding Letter of Intent between the Registrant and shareholders of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, dated as of February 24, 2011, relating to Registrant’s acquisition of a controlling interest in certain assets.

10.2 *	Form of Securities Purchase Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011.

10.3 *	Form of Warrant included in the units issued in private placement in April and May, 2011.

10.4*	Form of Registration Rights Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011.

10.5*
Amending Agreement, dated as of March 30, 2011, between the Registrant and the Alfredo Sellers, amending the Stock Purchase Agreement between Registrant and the Alfredo Sellers dated as of August 3, 2010.

10.6*	Credit Agreement, dated as of May 2, 2011, between the Registrant and certain private institutional investors.

10.7*	Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga dated as of May 20, 2011

31.1 *	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *¶	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *¶	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Management contract or compensatory plan or arrangement

¶
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1)	Filed with the Securities and Exchange Commission on March 16, 2011, as an exhibit to the Registrant’s registration statement on Form 8-A, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2011	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Name: Luis F. Saenz
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Eric E. Marin
Name: Eric E. Marin
Title: Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Binding Letter of Intent between the Registrant and shareholders of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, dated as of February 24, 2011, relating to Registrant’s acquisition of a controlling interest in certain assets.

10.2	Form of Securities Purchase Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011.

10.3	Form of Warrant included in the units issued in private placement in April and May, 2011.

10.4	Form of Registration Rights Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011.

10.5
Amending Agreement, dated as of March 30, 2011, between the Registrant and the Alfredo Sellers, amending the Stock Purchase Agreement between Registrant and the Alfredo Sellers dated as of August 3, 2010.

10.6	Credit Agreement, dated as of May 2, 2011, between the Registrant and certain private institutional investors.

10.7	Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga dated as of May 20, 2011

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1¶	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2¶	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

¶
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.