Form 10-K
period 2011-06-30
Li3 Energy, Inc.
filed 2011-10-06
CIK 1334699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number:  333-149338

Li3 Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-3061907
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Av. Pardo y Aliaga 699 Of. 802 San Isidro, Lima, Peru
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(51) 1-212-1040

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	Common Stock, $0.001 par value per share

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

On December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, 99,565,107 shares of its common stock, par value $0.001 per share (its only class of voting or non-voting common equity), were held by non-affiliates of the registrant.  The aggregate market value of such shares was approximately $22,899,975, based on the price at which the registrant’s common stock was last sold at such time (i.e., $0.23 per share on December 31, 2010).  For purposes of making this calculation, shares beneficially owned at such time by each executive officer and director of the registrant and by each beneficial owner of greater than 10% of the voting stock of the registrant have been excluded because such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 4, 2011, there were 322,009,220 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

Overview of Our Business

We are an emerging exploration company, focused on the discovery and development of lithium and potassium brine and nitrate and iodine deposits in Chile, Argentina and Peru.

—
In May 2011, we acquired 60% ownership of six companies that collectively own the Maricunga project, which consists of mining concessions covering an area of approximately 3,553 acres (1,438 hectares), comprising six exploitation mining concessions prospective for lithium and potassium brines, and is located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile.  See “Our Projects—Chile—Maricunga” below for more information.

—
In September, 2011, POSCAN purchased 38,095,300 Units of our securities for approximately $8 million, with each “Unit” consisting of one share of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $0.40.  POSCAN will purchase an additional 47,619,000 Units at the same $0.21 price per Unit (for an aggregate additional purchase price of approximately $10 million) upon satisfaction of certain conditions.  The agreement with POSCAN includes provision for POSCAN to purchase brine from the Maricunga property and test it at POSCAN’s test facility in Korea.  In addition, we and POSCAN will discuss and evaluate the development, financing and construction of a brine testing facility on the Maricunga property, and if such a facility is built, we would supply the test facility with brine and other materials and utilities and assist POSCAN in obtaining any rights, licenses and permits required to build and operate such facility. POSCO (with its subsidiaries) is a diversified company, with operations in energy, chemicals and materials and is one of the largest steel manufacturers in the world.  For a more complete description of these agreements, see “Our Projects—Chile—Maricunga—POSCO” below.

—
In August 2010 we acquired 100% ownership of Alfredo Holdings, Ltd. (“Alfredo”), which, through its Chilean subsidiary, Pacific Road Mining Chile S.A. (“PRMC”), had an option to purchase mining concessions on approximately 6,670 acres (2,700 hectares) of mining tenements near Pozo Almonte, Chile (the “Alfredo Property”), from which we expected to produce saleable iodine and (aided by the potassium we expect to generate from our prospective lithium brine properties) nitrate products.  That option has terminated as a result of our not making the required option payments.  We are not currently negotiating with the owners of the Alfredo Property to reacquire the option to purchase the Alfredo Property, and there can be no assurance that any new option will be executed. We are actively exploring opportunities to acquire other iodine/sodium nitrate prospects in addition to or in lieu of the Alfredo property; however, there can be no assurance that suitable prospects will be available on terms acceptable to us or that any such acquisition will be successfully completed.  See “Our Projects—Chile—Alfredo” below for more information.

—
In July 2010 we acquired 100% ownership of Noto Energy S.A., an Argentinean corporation (“Noto”), which beneficially owns a 100% interest over 2,995 acres (1,212 hectares) situated on brine salars in Argentina, known as Cauchari.  We are in the process of evaluating the Noto property, but we currently do not anticipate spending material amounts on exploration work with respect to this project over the next 12 months.  See “Our Projects—Argentina—Puna Lithium Corporation, Lacus Minerals S.A and Noto Energy S.A Transactions” below for more information.

—
In February 2010, we acquired 100% of the assets of the Loriscota, Suches and Vizcachas projects located respectively in the Regions of Puno, Tacna and Moquegua, Peru. The assets consist of nine undeveloped mineral claims prospective for lithium and potassium covering a total area of 19,500 acres (7,890 hectares). We continue to evaluate these properties to determine if they meet our criteria, but we currently do not anticipate spending material amounts on exploration work with respect to these projects over the next 12 months.  See “Our Projects—Peru” below for more information.

—	We have determined that other properties we had acquired in Nevada and Argentina do not meet our integration and deposit criteria, and the options for these properties have been terminated.

Each of these acquisitions is described in more detail below.

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

We recorded an impairment charge to Alfredo of $4,070,000 during the year ended June 30, 2011, due to termination of the option on the Alfredo Property as a result of our not having made required option payments.

We have acquired the Maricunga project, an advanced lithium and potassium chloride project in Chile, and we continue to explore other lithium and industrial minerals prospects in the region, located to complement the Alfredo project, which we intend to secure, in order to achieve integration of operations to produce metallurgical grade lithium, commercial grade fertilizer and pharmaceutical grade iodine.

Our strategy currently principally involves the exploration of the Maricunga property and the acquisition and exploration of an iodine/nitrate property.  On the Maricunga project, we expect to spend approximately $18.2 million of exploration and development expenses in order to complete a feasibility study1 on Maricunga. The Company is dividing this into two phases: (i) Spending $8 million to reach a Measured and Indicated 43-101compliant resource, which is expected in the first calendar quarter of 2012; and, if phase one is successful, (ii) spending $10 million to bring Maricunga to feasibility.  If we acquire the Alfredo Property, we would expect to spend approximately $6.3 million of acquisition costs (not including an additional up to $5.5 million payable to Alfredo Sellers upon certain post-feasibility milestones), and we would expect to incur approximately $2.7 million of exploration expenses in order to bring the Alfredo Property to the feasibility stage.  In the event we are unable to acquire the Alfredo Property, we will focus our efforts on the exploration of the Maricunga property, and we are actively exploring opportunities to acquire other iodine/sodium nitrate prospects in addition to or in lieu of the Alfredo property, although there can be no assurance that suitable prospects will be available on terms acceptable to us or that any such acquisition will be successfully completed.

1
A “feasibility study” means a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision whether to advance the development of the deposit for mineral production, and “feasibility” refers to the state of a property with respect to which a feasibility study has been completed.

As a result of the funds invested by investors in our April and May 2011 private placement and the funds invested by POSCAN on September 14, 2011, we estimate that we have sufficient funds to carry out our current strategic plan of exploration and development and meet our ongoing operational working capital needs through March 2012 (assuming we do not expend cash for other acquisitions).  In order to finance the up to approximately $15 million of expected acquisition and exploration costs outlined above over the next twelve months, as well as to fund the approximately $2.5 million of working capital we expect to require over the next twelve months, we will need to raise a substantial amount of funds through one or more offerings of our debt, equity or convertible securities, which may include the $10 million of equity financing conditionally committed by POSCAN.  There can be no assurance that such financing will be available, or will be available on acceptable terms, for us to meet these requirements.

In order to acquire the Alfredo Property, we must successfully complete negotiation and documentation of a new option or other acquisition agreement.  There can be no assurance that we will be successful in obtaining a new option on, or otherwise acquiring, Alfredo or in financing the cost of acquiring the Alfredo Property or the costs of exploring and developing Alfredo and Maricunga.

We believe that successful execution of this first phase of our strategic acquisition program will establish Li3 Energy as a major holder of prime lithium, iodine and nitrate acreage among junior lithium explorers.

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

No other metal is as lightweight, better at holding a charge or as good at dissipating heat as lithium. These properties make lithium an excellent material for manufacturing batteries (lithium-ion batteries).  According to the U.S. Geological Survey’s (“USGS”) “Mineral Commodity Summaries 2011,” batteries accounted for 23% of lithium end-usage globally, and we expect demand for lithium from the battery segment to grow along with demand for such batteries.  Although lithium markets vary by location, global end-usage was estimated by the USGS as follows:  ceramics and glass, 31%; batteries, 23%; lubricating greases, 10%; air treatment, 5%; continuous casting, 4%; primary aluminum production, 3%; and other uses, 24%.  Lithium use in batteries expanded significantly in recent years, because rechargeable lithium batteries are being used increasingly in portable electronic devices and electrical tools.

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

Brine extraction (mining) and the recovery of lithium and other economic compounds is analogous to pumping water from an aquifer, but instead of fresh water, the water contains a variety of mineral salts in solution, including lithium, potassium (K), magnesium (Mg) and sodium (Na).  This form of “mining” is much more efficient, cost effective and environmentally friendly than open pit mining.  Lithium production from spodumene can typically cost in the range of $4,300 to $4,800 per metric ton of lithium carbonate and is a process that is highly sensitive to energy costs.  On the other hand, lithium production from brines can be accomplished at costs in the range of $2,200 to $2,600 per metric ton of lithium carbonate.  However, the processing cost can vary by a wide range, depending largely on:

—	lithium concentration in the particular brine;

—	evaporation rates at the site, which determine how quickly the brine can be concentrated; and

—	the balance of other minerals in the brine, which effects the degree of processing needed to remove impurities.

Lithium in Batteries

Lithium demand is being driven by its increasing use in the batteries of portable consumer electronics, including mobile phones and laptop computers, and in a range of industrial applications including ceramics and lubricants.  The most dramatic increase in demand is being spurred by auto makers racing to bring lithium-ion battery powered and hybrid electric cars to market, as major automobile manufacturers are forming partnerships with established battery manufacturers to build battery plants for their mass production. In addition, lithium-ion batteries used in transportation is expected to increase to approximately $8 billion by 2015 from $876 million in 2010, largely fueled by government subsidies and incentives.

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

Finally, Li-ion batteries have a lower self-discharge rate than other types of rechargeable batteries.  This means that once they are charged they will retain their charge for a longer time than other types of rechargeable batteries.  NiMH and NiCd batteries can lose anywhere from 1-5% of their charge per day (depending on the storage temperature) even if they are not installed in a device. Li-ion batteries, on the other hand, can retain most of their charge even after months of storage.

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

Providing that lithium contents are high enough, the magnesium to lithium (Mg:Li) ratio is another important chemical feature in assessing favorable brine chemistry and the ultimate economic viability of a site at an early stage.  The lower the ratio the better, as a high ratio means that, during the evaporation process, an increasing amount of lithium will be trapped (“entrained”) in the magnesium salts when they crystallize early.  This will ultimately lead to a lower lithium recovery rate and thus less profitability.  High Mg:Li ratios also generally mean that more soda ash (Na2 CO3 ) reagent is required during the processing of the brine (as described below) and, therefore, may add significantly to costs.

The potassium (K) concentration in the brines is typically measured as a weight percentage.  The higher the K concentration the better.

The lower the sulphate (SO4) to lithium ratio in the final lithium brine pond, the more the brine will be amenable to lithium extraction via the conventional solar evaporation process.  This is because lithium sulphate (Li2 SO4 ) is highly soluble and so, to the extent that it is able to form, the lithium recovery will suffer.

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

Potentially economic salts produced from the salar brine are NaCl, carnallite, sylvinite and bischoffite, as well as the final end-point brine.  The chemical pond to pond process from the brine feed from the salar to the end-point brine ready for the processing plant is as follows:

—
Calcium Chloride (CaCl2) is added at the beginning in the first pond in order to precipitate out most of the sulphate (SO4 ) in the form of gypsum (CaSO4 ).  Removal of the sulphate is important, as it is detrimental in downstream processing.  Furthermore, the gypsum itself has multiple uses from agriculture to construction.

—
In the next two ponds and after solar evaporation, sylvinite will begin to precipitate, which is a combination of table salt and potash (KCl).  The sylvinite can be harvested and sent to a froth flotation circuit to produce potash.

—
Finally, the sequential ponding process moves to the lithium ponds until the end-point brine is sufficiently rich in lithium.  The lithium is still largely in the final ponds, because it is extremely soluble (likes to stay dissolved in solution), although there will be some lithium entrained in Mg and K salts in previous ponds.

Global Market

Market conditions have improved for lithium-based products in 2010, as sales volumes for major lithium producers were reported to increase by more than 30% by mid-2010.  Consumption by lithium end-use products such as batteries, ceramics and glass, grease, and other industrial applications all increased.  In 2010, Chile produced 34.7% of the lithium carbonate worldwide, while Argentina and Australia produced 11.5% and 33.6%, respectively.

The increase in sales was due mostly to the increase of lithium-ion rechargeable batteries, as global sales were estimated to be $7.7 billion in 2009. These sales are projected to increase by 13% per year to nearly $12 billion by 2013.  Other lithium end uses have increased, but not at the same rates as rechargeable batteries.  For instance, according to Roskill Information Services Ltd., annual growth in lithium consumed in pharmaceuticals has averaged 17% from 2000 to 2008, while lithium consumed for continuous casting and greases had 8-year growth rates of 8% and 6%, respectively.

According to the USGS, Chile is the leading lithium producer in the world.  Argentina, China, and the United States are also major producers.  The 2011 edition of the USGS Mineral Commodity Summaries gives the following estimated world lithium mine production and reserves (in metric tons of lithium content), including the footnoted information:

	Mine production				Reserves1
	2009		2010 (est.)
United States	Withheld		Withheld		38,000
Argentina	2,200		2,900		850,000
Australia	6,280		8,500		580,000
Brazil	160		180		64,000
Canada	310		—		—
Chile	5,620		8,800		7,500,000
China	3,760		4,500		3,500,000
Portugal	—		—		10,000
Zimbabwe	500		350		23,000
World total (rounded)	18,800	2	25,300	2	13,000,000

Identified lithium resources3 total 4 million tons in the United States and approximately 29 million tons in other countries.  Among the other countries, identified lithium resources for Bolivia and Chile total 9 million tons and in excess of 7.5 million tons, respectively.  China and Argentina total 5.4 million tons and 2.6 million tons of identified lithium resources, respectively, while Brazil, Congo, and Serbia each contain approximately 1 million tons. Identified lithium resources for Australia and Canada total 630,000 tons and 360,000 tons, respectively.

1.
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

2.	Excludes U.S. production.

3.
Identified resources are resources whose location, grade, quality, and quantity are known or estimated from specific geologic evidence.  Identified resources include economic, marginally economic, and subeconomic components.

Substitution for lithium compounds is possible in batteries, ceramics, greases, and manufactured glass.  Examples are calcium and aluminum soaps as substitutes for stearates in greases; calcium, magnesium, mercury, and zinc as anode material in primary batteries; and sodic and potassic fluxes in ceramics and glass manufacture. Lithium carbonate is not considered to be an essential ingredient in aluminum potlines.  Substitutes for aluminum-lithium alloys in structural materials are composite materials consisting of boron, glass, or polymer fibers in engineering resins.

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

Commercial crude iodine normally has a minimum purity of 99.5% to 99.8%, depending on the supplier.  Impurities, in order of quantity, are primarily insoluble materials, iron, sulfuric acid, and water.  The U.S. Pharmacopeia specifies an iodine content of not less than 99.8% for commercial iodine.  The Committee on Analytical Reagents of the American Chemical Society allows a maximum of 0.005% total bromine and chlorine and 0.010% nonvolatile matter in its specifications for iodine.

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

According to the USGS Minerals Yearbook (2008), world consumption of iodine and its derivatives was estimated to be about 20% for x-ray contrast media, 13% for pharmaceuticals, 10% of LCD manufacture, 9% each for animal nutrition and iodophors, 5% each for biocides and nylon manufacture, 3% for human nutrition, and 26% for other applications.

The leading consumption regions for iodine was Western Europe with 39% of world consumption, followed by North America with 24%, China with 8%, Japan with 7%, India with 6%, and other regions with the remaining 16%.

Prices for iodine and its derivatives have continued to increase over the years.  During 2009, the average free alongside ship for exported crude iodine was $19.74 per kilogram, an increase from $18.30 per kilogram from 2008. The average declared cost, insurance and freight value imported from Chile, the major source of imported iodine for the United States, was $26.59 per kilogram in 2009, representing a 12.8% increase from 2007. Actual prices for iodine are negotiated on long and short term contracts between buyers and sellers.  The price of crude crystal iodine, 99.5% minimum purity, in 50-kilogram drums delivered to the United Kingdom ranged from $28.50 to $30 per kilogram in January 2009; by December, that price increased to $30.80 to $31.80 per kilogram

The USGS “Mineral Commodity Summaries 2011,” states that demand for iodine in applications such a biocides, iodine salts, liquid crystal displays (LCD), synthetic fabric treatments, and x-ray contrast media is expected to increase at a rate of 3.5% to 4% per year over the next decade.  Global shipments of LCD televisions were expected to continue to increase, which would in turn result in the consumption of iodine by LCD producers. In addition, as more countries implement legislation mandating salt iodization in order to combat iodine deficiency, the global demand for iodized salt would be expected to increase.

Chile is the leading iodine producer in the world and is followed by Japan and the United States. Chile accounted for more than 50% of world production in 2010, with two of the leading iodine producers in the world based in Chile. The 2011 edition of the USGS Mineral Commodity Summaries gives the following estimated world iodine mine production and reserves (in metric tons of iodine content), including the footnoted information:

	Mine production				Reserves1
	2009		2010 (est.)
United States	Withheld		Withheld		250,000
Azerbaijan	300		300		170,000
Chile	17,400		18,000		9,000,000
China	580		590		4,000
Indonesia	75		75		100,000
Japan	9,600		9,800		5,000,000
Russia	300		300		120,000
Turkmenistan	270		270		170,000
Uzbekistan	2		2		Not available
World total (rounded)	28,500	2	29,000	2	15,000,000

1.	See definition of “reserves” above.

2.	Excludes U.S. production.

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

There are no comparable substitutes for iodine in many of its principal applications, such as in animal feed, catalytic, nutritional, pharmaceutical, and photographic uses. Bromine and chlorine could be substituted for iodine in biocide, colorant, and ink, although they are usually considered less desirable than iodine. Antibiotics can be used as a substitute for iodine biocides.

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

Our Projects

Chile

Maricunga

On May 20, 2011, the Company and the Maricunga Sellers signed the Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, (the “Acquisition Agreement”) whereby the Company, through its Chilean subsidiary, Minera Li Energy SPA, acquired from the Maricunga Sellers a 60%  interest in each of the Maricunga Companies. The purchase price was $6,370,000 in cash and 127,500,000 restricted shares of common stock of the Company (the “Maricunga Purchase Price Shares”), 50% of which is restricted from sale for nine months and the remainder of which is restricted from sale for 18 months as provided in the Acquisition Agreement (the “Lock-Up”).  The Lock-Up will terminate if (a) we sign an agreement with one or more investors for them to finance the necessary development of the project to the stage of commercial production; (b) an offer with characteristics of a take-over bid is made for our shares; (c) our current CEO sells his shares in the Company, or (d) we agree to sell our shares in Minera Li Energy SPA and/or Minera Li Energy SPA agrees to the sale of the Shares.  In the event of (d) above, we have agreed that the sale price in any such sale will be based on at least two valuations carried out by institutions with recognized experience in these types of mining assets. The $6,370,000 in cash includes the $250,000 deposit paid in December 2010. Pursuant to the Acquisition Agreement, on June 2, 2011, upon the registration in Chile of the transfer of the shares in the Maricunga Companies to Minera Li Energy SPA, closing occurred and the remaining $6,120,000 cash and Maricunga Purchase Price Shares (previously held in escrow) were paid to the Maricunga Sellers.  The Company has agreed to register, under the Securities Act, half of the Maricunga Purchase Price Shares by January 31, 2012, and the remainder by October 31, 2012. In signing the Acquisition Agreement, the Company also committed to finance up to $5 million for technical feasibility studies for the project within 180 days after closing.  The Company estimates that capital expenditures for this project will be approximately $170 million.

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

The Maricunga property is undeveloped and covers an area of approximately 3,553 acres (1,438 hectares), comprising six exploitation mining concessions granted by the Chilean government, each held by one of the Maricunga Companies, and is located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile.   Each mining concession grants the owner the right to explore for mineral deposits at the Maricunga property.  These mining properties are not subject to royalties or other agreements.  However, we must pay an annual license in March of each year, aggregating $6,111 per year.

In Chile, lithium is not currently exploitable via regular mining concessions. The Chilean Mining Code establishes the reserve of lithium to the State of Chile and expressly provides that the exploration or exploitation of “non-concessible” substances (including lithium) can be performed only directly by the State of Chile, or its companies, or by means of administrative concessions or special operation contracts, fulfilling the requirements and conditions set forth by the President of the Republic of Chile for each case. Currently neither the Company nor its subsidiaries have sufficient authority (or permits) to explore and exploit lithium in Chile.  However, the government of Chile has announced its intention to increase the exploitation of lithium in Chile, and it may seek to amend the law to allow exploitation by private enterprises.  However, the approval of a two-thirds majority of the Chilean Congress will be required to amend the existing law, and there can be no assurance that the government will be successful in these efforts (due to political and other considerations).  Alternatively, the government may begin granting operating contracts to private companies such as Li3 Energy.  We expect the government to allow private exploitation of lithium within our development horizon for Maricunga; however, its failure to do so would have a material adverse effect on our prospects.

The mining industry in Chile is regulated by the Political Constitution of Chile (Constitution), the Constitutional Organic Mining Law (COM) and the Chilean Mining Code (MC) along with other general and special regulations.  Specifically, the Constitution provides that the national government is the owner of all mines, although any individual or company may apply for an Exploration Concession or Exploitation Concession to explore or mine mineral deposits; the COM regulates all concessions and claims; and the MC elaborates on the provisions of the Constitution and the COM.

The civil courts receive applications for concessions, grant concessions, terminate and resolve issues arising with respect to concessions. The National Geology and Mining Service (NGMS) within the Chilean Ministry of Mining is responsible for approving the technical requirements related to the form, boundary and location of concessions. The NGMS also maintains a public record of concessions and supervises technical compliance with mining regulations.

There is no binding legal code for reporting on mineral resources and reserves. However, a code prepared by the Chilean Institute of Mining Engineers and other entities including the Chilean Securities and Exchange Commission, representatives of the private sector and sponsored by the Chilean Ministry of Mining was issued in December 2003. This code is based on the Australian JORC system.

The right to explore or exploit a designated area, and apply for concessions is on a first come first served basis, subject to an Exploration concession holder's exclusive right to file for an exploitation concession in respect of their concession area. Concessions can be freely assigned or transferred, mortgaged, and in general subject to any legal contracts.  The ownership rights of a concession can be enforced against the government of Chile or any other party.

The ownership rights of a concession holder differ from the ownership rights of a surface title holder in that a concession holder has the right to:

(a)	upon providing the agreed indemnity payment to the surface land holder, occupy as much of the surface land as is necessary for the exploration or exploitation works;

(b)
impose an easement on an unwilling surface land holder through a simple and summary procedure before the relevant civil court. Certain restrictions will apply where surface land is covered by dwellings and/ or is land where vineyards and fruit trees are planted. The respective surface land holder is entitled to compensation, fixed by mutual agreement or judicial resolution, as requested.

The significant differences between an Exploration Concession and an Exploitation Concession are summarized below:
 An exploration concession:

(i)
is granted by the Chilean Ministry of Mines for an initial period of two years with a right to apply for a further two year period prior to expiry of the initial concession. Where an extension is granted, the concession holder must relinquish half of the original designated area;

(ii)	requires annual payment;

(iii)	enables exploration over the concession area and provides an exclusive right to file for an Exploitation Concession in respect of that concession area;

(iv)	must be greater than 100 hectares and less than or equal to 5,000 hectares in area;

(v)	does not require an environmental authorization for exploration works;

(vi)	does not require work to be undertaken on the concession area in order to maintain interest in that concession; and

(vii)	does not authorize its owner to exploit the minerals in that concession.

An exploitation concession:

(i)	is of unlimited duration;

(ii)	requires annual payment;

(iii)	involves a more onerous process for filing and higher costs for filing and compliance;

(iv)	does not require work to be undertaken on the concession in order to maintain interest in that concession;

(v)	must be greater than 1 hectare and less than or equal to 10 hectares in area;

(vi)	does not require an environmental authorization for exploration works but indeed require said autorization and closing plans for exploitation works;

(vii)	grants mining rights which prevail over third party claims; and

(viii)	entitles the owner to exploit the minerals in that concession area.

Our Lithium exploitation mining concessions have the following grant numbers:

(a)	Litio 1- 1/29 is registered in folio 478 overleaf N° 158 year 2004 of the Property Registry kept by the Mine Registrar of Copiapo.

(b)	Litio 2- 1/29 is registered in folio 485 overleaf N° 159 year 2004 of the Property Registry kept by the Mine Registrar of Copiapo.

(c)	Litio 3- 1/58 is registered in folio 491 overleaf N° 160 year 2004 of the Property Registry kept by the Mine Registrar of Copiapo.

(d)	Litio 4- 1/60 is registered in folio 498 N° 161 year 2004 of the Property Registry kept by the Mine Registrar of Copiapo.

(e)	Litio 5- 1/60 is registered in folio 504 N° 162 year 2004 of the Property Registry kept by the Mine Registrar of Copiapo.

(f)	Litio 6- 1/60 is registered in folio 511 N° 163 year 2004 of the Property Registry kept by the Mine Registrar of Copiapo.

The area of each of our concessions is:

(a)	Litio 1- 1/29 – 130 hectares.

(b)	Litio 2- 1/29 – 143 hectares.

(c)	Litio 3- 1/58 – 286 hectares.

(d)	Litio 4- 1/60 – 300 hectares.

(e)	Litio 5- 1/60 – 300 hectares.

(f)	Litio 6- 1/60 – 282 hectares.

The salar is located in Region III of northern Chile at an elevation of approximately 3,750 m. It is classified as a mixed type of salar of the Na-Cl-Ca/SO4 system. Exploration work by others indicates the brines in the salar are enriched in lithium and potassium and that the brine has an Mg/Li ratio permitting lithium recovery. The relatively high boron concentration in the brine should permit high extraction rates for recovery as boric acid, a valuable co-product. The sulphate in the brine is unusually low for a Chilean salar, reducing the need for additional reagents for sulphate removal.

Location of the Salar de Maricunga

The Maricunga Basin

10 km
704
702
700
698
MAR
845 km^2
CORDILLERA
CLAUDIO GAY
PORTEZUELO
TRES CRUCES
NEVADO
TRES CRUCES
2200 km^2
SALAR DE
MARICUNGA
MAR
50
52
54

Map of Li3 Energy Concessions

490
495
32
31
30
29
28
27
26
25
24
23
22
7.030
7.025
Maricunga
Access road across salar
Litio 1
Litio 2
Litio 3
Litio 4
Litio 5
Litio 6
90
91
92
93
94
95
96
97
UTM Grid
PSAD 56

The Maricunga project is being explored as a source of lithium carbonate and potassium chloride, with co-product boric acid.  Lithium carbonate would be sold in open market as battery grade material.  Potassium chloride production is planned to be used in the production of potassium nitrate from the Alfredo sodium nitrate/iodine project, also located in northern Chile, if we are successful in acquiring it, or another sodium nitrate/iodine project to be acquired.  A portion of the by-product sodium sulphate production from a prospective iodine operation could be returned to Maricunga to adjust the sulphate balance for calcium removal.

The Salar de Maricunga was originally sampled by CORFO (the Chilean governmental organization that promotes economic growth in Chile) in the early 1980s. Based on the due diligence conducted in connection with our acquisition of our Maricunga interest, management believes the local brine contains high grades of lithium and potassium with reasonable magnesium levels and low sulphate content and the salar had a highly productive aquifer system within the extensive colluvial/alluvial sediments surrounding the salar.

Due diligence exploration work by us in December 2010 involved digging and sampling of shallow (<0.5 m) test pits at the locations of the 2007 drill holes, and sampling of the upper 1 – 2 m of the 2007 drill holes. The results of the analysis of surface and near surface samples from the property are summarized below:

SUMMARY CHEMICAL ANALYSIS – LI3 SAMPLING

Sample Type	Li	K	Mg	B	SO4	Ca	Density
	g/l	g/l	g/l	g/l	g/l	g/l	g/cm3
Pit	0.901	6.516	6.36	<0.100	0.457	8.90	1.201
1 to 2 m depth	1.036	7.370	7.04	<0.100	0.463	10.04	1.206

Ratios	K/Li	Mg/Li	Ca/Li	SO4/Li	B/Li
Pit	7.232	7.06	9.88	0.507	0.111
1 to 2 m depth	7.114	7.79	9.69	0.447	0.097
Source: Li3Energy, Inc.

A 43-101 technical report on the Maricunga property (the “43-101 Report”) was prepared for us by Hains Technology Associates.  The 43-101 Report was prepared in accordance with National Instrument 43-101 of the Canadian Securities Administrators (“NI 43-101”) by Donald H. Hains, P. Geo., Principal of Hains Technology Associates, who is a Qualified Person as defined by NI 43-101.  The key conclusions of the 43-101 Report include the following:

•	Maricunga can be considered as a "Property of Merit" holding sufficient exploration potential to warrant expenditures to advance the project to the prefeasibility stage;

•	The property holds significant potential for development as a source of lithium, potassium and boron;

•	Exploration work indicates that the brines in the property are enriched in lithium and potassium and that the brine has a Mg/Li ratio permitting lithium recovery;

•	Classified as a mixed type of salar of the Na-Cl-Ca-/SO4 system;

•	It is possible to develop a NI 43-101 compliant resource approximately equivalent to the historical estimate;

•	Electrical and road infrastructure is in place to support preliminary development;

•	Relatively high boron concentration in the brine should permit high extraction rates for recovery as boric acid, a valuable co-product; and

•	Sulphate in the brine is unusually low for a Chilean salar, reducing the need for additional reagents for sulphate removal.

Based on our due diligence investigation in connection with acquiring our interests in Maricunga, we believe that:

•	The Maricunga salar will have the lowest cost of production versus other Chilean salars;

•	After the Atacama salar, Maricunga has the second highest quality deposit of lithium in Chile;

•	The aquifiers feeding the salar are highly productive;

•	Maricunga is located in a world class Chilean mining region and is the 7th largest lithium brine resource in the world; and

•	The Maricunga property has estimated assay values of 1.1g/L lithium, 7.93 g/L potassium, 1.81 q/L boron and 6.6 g/L magnesium.

We have commissioned a Preliminary NI 43 -101 Economic Assessment Report in an effort to seek to validate these beliefs, which we anticipate being completed by the end of 2011.

POSCO

On August 24, 2011, we entered into a Securities Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA”) with POSCO Canada Ltd., a wholly owned subsidiary of POSCO (“POSCAN”) (together, the “POSCAN Agreements”), pursuant to which on September 14, 2011, POSCAN purchased 38,095,300 Units of our securities for approximately $8 million, with each “Unit” consisting of one share of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $0.40.

POSCAN will purchase an additional 47,619,000 Units at the same $0.21 price per Unit (for an aggregate additional purchase price of approximately $10 million) upon satisfaction of certain conditions, including:  (i) completion of an updated Measured and Indicated Resource Report prepared in compliance with NI 43-101 standards that concludes that our Maricunga property meets certain technical requirements and that proceeding to the feasibility study phase for the Maricunga project is warranted; (ii) completion of a work program agreed to by us and POSCAN; and (iii) having the necessary permits and approvals in place for building and operating a brine test facility on the Maricunga property.  The SPA provides that we are to use the proceeds from such investments exclusively for activities related to the development of the Maricunga project, pursuant to budgets mutually agreeable to us and POSCAN.

The SPA includes provision for POSCAN to purchase brine from the Maricunga property and test it at POSCAN’s test facility in Korea.  In addition, the SPA provides that we and POSCAN will discuss and evaluate the development, financing and construction of a brine testing facility on the Maricunga property, and that if such facility is built, we would (i) supply the test facility with brine and other materials and utilities and (ii) assist POSCAN in obtaining any rights, licenses and permits required to build and operate such facility.

The securities purchased by POSCAN will be locked up and may not be sold (subject to customary exceptions) until the earlier of nine months from their issuance and November 20, 2012.  Pursuant to the IRA, we have granted POSCAN the right to demand registration of the common stock included in the Units, and issuable upon exercise of the warrants included in the Units, commencing 12 months after the date of issuance of the Units and ending five years after the date of the IRA.  Our obligation to register any such shares shall terminate once they may be sold without registration in any 30 day period pursuant to Rule 144 under the Securities Act.  Upon a registration demand made by POSCAN pursuant to the IRA, we must file a registration statement covering the relevant shares within 75 calendar days of such demand, and use our best efforts to have it declared effective within 120 calendar days of filing.  If we do not meet these deadlines, we must pay liquidated damages of 2% of the purchase price of the relevant securities per month until such failures are cured (up to an aggregate maximum of 10%).  POSCAN will also have “piggy-back” registration rights with respect to such shares.

The IRA provides that we will appoint a director nominated by POSCAN to our Board of Directors, and will continue to nominate a POSCAN-designee at each annual meeting for as long as POSCAN owns not less than 10% of the issued and outstanding shares of our common stock.  So long as POSCAN holds any shares of our common stock (subject to customary exceptions), we shall not issue any new securities to any person unless we have also offered to POSCAN the right to purchase its pro rata share of such securities on the same terms and conditions as are offered, as to maintain its then percentage interest in our outstanding capital.  The IRA also provides that, until the earlier of (i) POSCAN owning less than 10% of our issued and outstanding common stock or (ii) our aggregate market capitalization exceeding $250 million, we may not undertake certain actions without the approval of POSCAN (which approval may be evidenced by the affirmative vote or consent of POSCAN’s director nominee), including:  a liquidation, merger or reorganization; a sale of all or substantially all of our assets; incurring indebtedness in excess of $1,000,000 (subject to certain exceptions); create or take any action that results in our holding the capital stock of any subsidiary that is not wholly owned (with certain exceptions); transfer or license our proprietary technology to a third party; substantially change the scope of our business; or amend or waive any non-competition or non-solicitation provision applicable to our Chief Executive Officer or Chief Operating Officer.

The foregoing is a summary of the principal terms of the SPA and the IRA and is qualified in its entirety by the detailed provisions of the actual agreements, which are incorporated by reference as exhibits to this Report and are incorporated herein by reference.

POSCO (with its subsidiaries) is a diversified company, with operations in energy, chemicals and materials and is one of the largest steel manufacturers in the world.   There can be no assurance that any final agreement will be reached with POSCAN with respect to a pilot plant, a commercial plant, any further investment by POSCAN, any purchase by POSCAN of our production, or otherwise.

Alfredo

On August 3, 2010, we acquired all of the outstanding share capital of Alfredo from Pacific Road Resources Fund A (“Fund A”), Pacific Road Capital B Pty. Limited, as trustee for Pacific Road Resources Fund B (“Fund B”), and Pacific Road Capital Management G.P. Limited, as General Partner of Pacific Road Resources Fund L.P. (“PR Partnership” and, together with Fund A and Fund B, the “Alfredo Sellers”).  Alfredo, through its Chilean subsidiary PRMC, had an option to purchase mining concessions with respect to approximately 6,670 acres of mining tenements prospective for iodine and sodium nitrate, near Pozo Almonte, Chile, pursuant to an Option to Purchase Agreement between PRMC and Sociedad Contractual Minera La Fortaleza (the “OPA”).

Under the OPA, PRMC was required to make additional periodic payments aggregating $360,000 between June 30, 2010 and December 30, 2010.  We paid, through PRMC, $80,000 in August 2010 and were required to make payments of $100,000 by October 30, 2010 and $180,000 by December 30, 2010 in order to maintain PRMC’s option rights.  Then, in order to exercise the option and purchase the Alfredo Property, we would have been required to pay the option exercise price of $4,860,000 by March 30, 2011.  We did not make the $100,000 payment on October 30, 2010, the $180,000 payment on December 30, 2010 or the option exercise price payment of $4,860,000 on March 30, 2011.  Under the terms of the option agreement, the option terminated as a result of our not making the required option payments within the specified default and cure periods, and we therefore recorded impairment expense for the Alfredo property of $4,070,000 during the year ended June 30, 2011.

As of the date of this Report, we are not in discussions with the owners of Alfredo to reacquire the option to purchase the Alfredo Property, and there can be no assurance that a new option will be executed.  We are actively exploring opportunities to acquire other iodine/sodium nitrate prospects in addition to or in lieu of the Alfredo property; however, there can be no assurance that suitable prospects will be available on terms acceptable to us or that any such acquisition will be successfully completed.

Under the Stock Purchase Agreement (“Alfredo SPA”) with the Alfredo Sellers, we issued an aggregate of 10,000,000 shares of our common stock (the “Purchase Price Shares”) to the Alfredo Sellers and their designees.  Of the Purchase Price Shares, 8,800,000 that we issued directly to the Alfredo Sellers are subject to an 18-month lock-up period.  The Alfredo SPA also provided for contingent payments in the event certain milestones were achieved, which provisions were later amended by the signing of the SPA Amendment discussed below.

As of March 30, 2011, we signed an Amending Agreement (the “SPA Amendment”) with respect to the Alfredo SPA with the Alfredo Sellers.  If the Alfredo Sellers had closed on a proposed subscription of $2,000,000 in our 2011 Offering, the SPA Amendment would have adjusted the terms upon which the Alfredo Sellers could invest in us pursuant to an option granted under the Alfredo SPA (the “Vendor Option”). The Alfredo Sellers did not subscribe to the 2011 Offering; accordingly, the Vendor Option remains unchanged.    However, the SPA Amendment did change the Alfredo SPA as it relates to the Contingent Payments as noted below.

Pursuant to the SPA Amendment, if and when the following milestones (“Milestones”) are achieved with respect to the Alfredo Property or any other LI3 Energy Chilean iodine nitrate project, we will make the following additional payments (“Contingent Payments”) to the Alfredo Sellers:

a)	$1,000,000 upon the Board of Directors’ resolution to commence final engineering and design of the Alfredo Mine or any other LI3 Energy Chilean iodine nitrate property;

b)	A further $2,000,000 upon the Board of Directors’ resolution to commence construction of the Alfredo Mine or any other LI3 Energy Chilean iodine nitrate property;

c)
A further $2,500,000 upon commencement of commercial production from the Alfredo Mine (meaning production at a rate of 75% of design capacity for three months) or any other LI3 Energy Chilean iodine nitrate property.

In the event a Contingent Payment for any milestone is paid for any iodine nitrate property (including the Alfredo property), no Contingent Payment for the same milestone will be payable for any other Chilean iodine nitrate property. The Alfredo Sellers have the right to take any or all of the above milestone payments in shares of our common stock instead of cash, valued at the greater of (i) $0.25 per share or (ii) the average of the closing price of the common stock on the 30 trading days immediately preceding the relevant payment date.  We are under no obligation to achieve or pursue any of the milestones and we currently does not own, or have any rights, to the Alfredo property or any other Chilean iodine nitrate properties.  The SPA Amendment was in anticipation of our re-acquiring rights to the Alfredo property or another Chilean iodine nitrate property.

The Alfredo SPA provides the Alfredo Sellers with the right to designate one or more persons to be nominated for election to our Board of Directors if the Alfredo Sellers hold at least 10% of our outstanding common stock.  (At present the Alfredo Sellers hold less than 10% of our outstanding common stock.)   The number of such nominees that the Alfredo Sellers may designate would be the greater of (i) one and (ii) a portion of our full Board that is proportional to Alfredo Sellers’ ownership of our outstanding common stock (rounding down).

The Alfredo SPA provides the Alfredo Sellers with preemptive rights in certain future financing transactions by us, provided that the Alfredo Sellers still own at least 50% of the Purchase Price Shares.  Such preemptive rights are subject to customary exceptions, and generally give the Alfredo Sellers the right to purchase up to 25% of the securities that we sell in any offering to which they apply.

The Vendor Option provided in the Alfredo SPA grants the Alfredo Sellers the right, upon our completion of Canadian National Instrument 43-101 Inferred Resource Reports on the Alfredo Property and on at least one lithium property in Argentina, the right to subscribe for shares of our common stock having an aggregate purchase price of at least $2,500,000 and up to a maximum of $10,000,000.  If the Alfredo Sellers exercise the Vendor Option, then the Alfredo Sellers will pay a price per share equal to the greater of (i) $0.25 per share, and (ii) the thirty day volume-weighted average price of our common stock on its principal market at the time we notify the Alfredo Sellers of our having completed the relevant 43-101 Inferred Resources Reports.

We have granted the Alfredo Sellers demand registration rights:  (i) with respect to the 10,000,000 shares of common stock previously issued pursuant to the Alfredo SPA (the “Initial Purchase Shares”), to the extent that they are not sellable under Rule 144 under the Securities Act by the Alfredo Sellers after the contractual lock-up period with respect thereto expires on February 3, 2012; and (ii) with respect to any shares of common stock issued pursuant to the Vendor Option (the “Vendor Option Shares”) or other shares of Common Stock that may be issued pursuant to the  Alfredo SPA, to the extent that they are not sellable under Rule 144 by the Alfredo Sellers after the termination of the statutory holding period imposed on non-affiliates by Rule 144 or other applicable analogous exemption.

If we successfully reacquire an option and develop the Alfredo Property, or acquire another iodine/nitrate project, we would expect it to produce saleable iodine and (by combining sodium nitrate (NaNO 3 ) from Alfredo with potassium chloride (potash) that we expect to generate from our lithium brine properties) potassium nitrate (KNO3 ).

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

The property is classified as a shallow caliche deposit mineralized by layers of sand, gravel and clay, which contain iodine and nitrates. Based on our due diligence conducted, management believes this potassium-iodine caliche deposit may have similar chemical composition and grades to the deposits currently mined by SQM and Cosayach Nitratos SA, and that the deposition of the nitrates and iodine in Alfredo may be such that the higher grade iodine is generally separate from the high nitrates, thus facilitating selective mining.

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

These projects are prospective for lithium and potassium and comprise nine mineral claims that cover a total area of 19,500 acres at an elevation of 14,000 feet (approximately 4,300 meters) above sea level. Management believes, after its due diligence investigation, that that the projects contain high lithium and potassium values

To date there has been no systematic brine sample reported on these properties, and we continue to evaluate them to determine if they meet our development criteria; however, as we have no plans to develop the properties in the near future, we have fully impaired these assets in our consolidated financial statements.

The maps below show the project area and the locations of the Loriscota, Suches and Vizcachas mineral claims.

Argentina

Puna Lithium Corporation, Lacus Minerals S.A and Noto Energy S.A Transactions

On March 12, 2010, the Company entered into an assignment agreement (the “Assignment Agreement”) whereby the Company would purchase all of Puna Lithium Corporation’s (“Puna”) interests in and rights under a letter of intent dated November 23, 2009, as amended (the “Letter of Intent”), entered into by Puna, Lacus Minerals S.A. (“Lacus”), and the shareholders of Noto Energy S.A.  The Company entered into a Master Option Agreement with Lacus (the “Master Option Agreement”), for the acquisition of three options (collectively, the “Options”), to acquire up to an 85% interest in: (a) approximately 70,000 acres situated on prospective brine salars in Argentina, known as Rincón, Centenario and Pocitos (the “Master Lacus Properties”); and (b) salt-mining claims on approximately 9,000 additional acres in certain other areas of mutual interest on some of those same salars (the “Third Parties Properties” and, together with the Master Lacus Properties, the “Lacus Properties”) that may be acquired upon exercise of the two options (collectively, the “Third Parties Options”).

In accordance with the Assignment Agreement, the Company was also required to issue 8,000,000 shares of common stock to Puna upon the date of the closing (“Closing”) as defined in the Master Option Agreement.  As the Closing did not occur, the Company did not issue the 8,000,000 shares of common stock.

In March 2010, we also entered into an agreement to acquire 100% of the issued and outstanding shares of Noto Energy S.A., an Argentinean corporation (“Noto”), which beneficially owns a 100% interest over 2,995 acres (consisting of File No. 19,455 – “Cauchari 10” and File No. 19,456 – “Cauchari 11”) situated on brine salars in Argentina, known as Cauchari (the “Noto Properties”). In July 2010, we closed on the acquisition of Noto.

Our interest in the Noto Properties are owned by means of a legal concession granted by the Province of Salta, pursuant to the terms and conditions of the Argentinean Mining Code (the “AMC”) and related procedural laws.  The Noto Properties are legal concessions granted by the Provincial States that allow the titleholder to conduct exploration and exploitation activities (this in contrast to an exploration permit, which only allows its titleholder to conduct exploration activities).  Noto is the sole owner of the Noto Properties, which are not subject to any contractual royalty nor any underlying agreement.

The ownership of an Argentinean mining property is acquired through a legal concession granted for the lifetime of the mineral deposit and subject to the compliance of certain maintenance conditions (mainly related to the payment of mining fees and the implementation of an investment plan).

According to the Argentinean Constitution, the Provinces are the original owners of the natural resources existing within their territories, though they are not allowed to exploit such resources directly. Therefore, the Provinces have to grant the right of “mining property” by means of a legal concession to any interested party in the exploration and exploitation of mineral deposits.

In order to obtain such concession, applicants must follow certain procedures and submit certain documentation before the mining authorities. In summary, the main steps to obtain the concession are the followings:

—	Submission of a statement of discovery;

—	Registration of the statement of Discovery;

—	Publishing of notices regarding registration of statement of discovery;

—	Performing of the “Labor Legal” (specific site evidence that the mining authority needs to receive in order to verify the existence of a mine);

—	Survey of the mining claims; and

—	Recording of the survey.

In addition, the specific work to be conducted by the relevant titleholder over Argentinean mining properties must be authorized, on a prior-basis, by the relevant environmental authorities, by means of an environmental impact declaration.  Accordingly, environmental impact studies have to be performed and reports submitted to the relevant authorities.

There are two main conditions that have to be complied with in order to maintain the concessions of the mining properties in good standing. In this regard, compliance with the obligations under (i) and (ii) below, are the two essential commitments with which a mining concessionaire must comply in accordance with the AMC’s structure of rights and obligations.

These two obligations are considered by the AMC as the “Amparo Minero” conditions (from the old Spanish mining regime). Non-compliance with such can provide for the termination of the concession by the mining authority.

The party obliged to comply with such obligations is Noto, as titleholder of such concessions under the relevant mining files and registries.

(i) Mining Fee

Mining properties are granted to individuals/legal entities through an annual fee in an amount fixed periodically by the National Congress, payable by the concessionaire (titleholder) in semesters.

In the case of substances of the first category, the current annual mining fee is Argentinean Pesos eighty (AR$ 80) per Claim, while the applicable mining fee in case of Lithium deposits or disseminated deposits of first category minerals (100 hectares claims) will be ten times the regular mining fee.

The annual operating fee starts to accrue on the date of registration and shall be paid in advance and in equal parts due on June 30 and December 31 of each year.  In addition to the mining fee, though not as a concession condition under the terms of the “Amparo Minero,” royalties must also to be paid to the Province.  In this sense, the mining royalty is the monetary compensation that the concessionaire must pay to the Province, for the extraction of non-renewable natural resources (of first and second category of minerals) located within their jurisdiction. The payment obligation arises at the time the extraction of the mineral is made, and it is calculated over the physical volume of minerals extracted from each mine in accordance with the Mining Investments Law and local regulations.

(ii) Investments Plan

Within one year from the date of request of survey (and despite the fact that the mining property has been surveyed or not), the concessionaire must submit to the mining authority an estimate of the plan and amount of capital investments that it intends to perform in connection with (a) the execution of mining works, (b) the construction of camps, buildings, roads and other related works, and (c) the acquisition of machinery, stations, parts and equipment, indicating its production or treatment capacity.

The investments for a particular mining property cannot be less than 300 times the annual fee that corresponds to such mining property according to its category and number of Claims provided that such investment shall be fully completed within five years from its filing. Also, an amount not lower than twenty percent (20%) of the estimated aggregate amount must be invested in each of the first two years. Furthermore, within a term of three months following the expiration of each annual period, the concessionaire must submit to the mining authority a sworn statement on the compliance status of their investments.

(iii) Mine Activity

In addition to the “Amparo Minero” conditions detailed above, the AMC provides that the mining concession shall be terminated due to inactivity of the mine.

In this sense, according to Section 225 of the AMC, when a mining property has been inactive for more than four years, the mining authority may require the submission of a Plan for Activation or Reactivation within six months, under penalty of declaring the concession terminated. Once the Reactivation Plan has been filed, the concessionaire must comply with each of its stages within the period specified therein. The whole plan shall be completed in five years, under penalty of revocation of the mining property.

No specific legal provision exists regarding the cancellation of an Argentinean mining concession due to lack of payment of the provincial royalties, the only codified consequences which are fines and penalties.  However, due to the application of public law (fiscal foreclosures) principles, the Province could seize the mine or file for an attachment on such due to the lack of payment of the royalties.

There has been a recent trend in Argentina, at the National and Provincial levels, of seeking to limit and/or to restrict certain mining activities within the territory of certain Provinces.

The Province of Jujuy, which is adjacent to the Province of Salta, where the Noto Properties are located, issued in March 2011 a Decree declaring lithium reserves as strategic natural resources for the Province, subjecting lithium exploration and exploitation projects to the evaluation of an Experts Committee, and the subsequent approval of different government bodies and the favorable recommendation of the Experts Committee. There can be no assurance that similar regulations won’t be issued in the Province of Salta.

On October 2010 the National Law No. 26,639, "Regime of Minimum Principles for the Preservation of Glaciers and Periglacial Environment" (the "Glaciers Law"), was promulgated.  The Glaciers Law is aimed at the protection and preservation of glaciers and the periglacial environment. The Glaciers Law regulates, limits and in certain cases bans, certain activities developed on glacial and periglacial areas. Depending on how the Glaciers Law is interpreted – and, specifically, the definition of the term “periglacial” – this regulation could have a negative effect on the potential activities to be conducted on the Noto Properties.

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

In November 2010, we entered into a settlement agreement with Lacus in exchange for a $150,000 cash payment and 500,000 shares of our common stock to settle potential Lacus claims.  In February 2011,we reached a settlement agreement with Puna, pursuant to which we issued Puna 6,000,000 shares of our common stock, in full satisfaction of any and all obligations the Company may have had to Puna.

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

Under the CSV, LM and MW Option Agreement, we paid to GeoXplor $236,607.  We also agreed to pay additional amounts totaling $75,000 contingent upon future events which did not occur.  Further, under the BSV Option Agreement, we were required to pay to GeoXplor $100,000 on June 30, 2010.   The $100,000 owed to GeoXplor is recorded in accrued expenses as of June 30, 2010.  Under both the Nevada Option Agreements, we would have paid GeoXplor a 3.0% net smelter return royalty on the proceeds from production of all ores, minerals, metals, concentrates and mineral resources (an “NSR”) derived from mining operations on the related properties.

We have subsequently determined that these properties do not meet the requirements of our technical and business strategy criteria and have decided not to pursue these options.  We have not paid the $100,000 payable under the BSV Option Agreement, and it has been terminated.

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

Employees

We currently have six full-time employees, including our Chief Executive Officer and our Chief Operating Officer.  We engage several consultants, including our Interim Chief Financial Officer.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries

We currently have five wholly owned subsidiaries:

•	Li3 Energy Peru SRL, a private limited company organized under the laws of Peru
•	Minera Li Energy SPA, a wholly owned subsidiary in Chile
•	Alfredo Holdings, Ltd., an exempted limited company incorporated under the laws of the Cayman Islands

•	Pacific Road Mining Chile, SA, a Chilean corporation (“PRMC”). PRMC is a subsidiary of Alfredo
•	Noto Energy S.A., an Argentinean corporation.

We also own 60% of each of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, a group of six Chilean mining companies

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark nor any material license, and are not dependent on any such rights.

ITEM 1A.	RISK FACTORS

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

We have generated no revenues to date and do not anticipate generating any revenues in the near term. Our activities to date have been limited to capital formation, organization, acquisition of interests in mining properties and limited exploration on our projects, including digging and sampling of test pits and brine analysis on our Maricunga property. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our success is significantly dependent on a successful exploration, mining and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate exploitable quantities of mineral resources or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our Company.

Our past losses raise doubt about our ability to continue as a going concern.

The Consolidated Financial Statements contained herein have been prepared assuming we will continue as a going concern. We currently have no sources of recurring revenue, have a working capital deficit of $174,310 at June 30, 2011, and have generated net losses of $35,461,774 and negative cash flows from operations of $6,145,537 during the period from June 24, 2005 (inception) through June 30, 2011. We cannot predict if and when we may generate profits.  As a result of the funds invested by investors in our April and May 2011 private placement and the funds invested by POSCAN on September 14, 2011, we estimate that we have sufficient funds to carry out our current strategic plan of exploration and development and meet our ongoing operational working capital needs through March 2012 (assuming we do not expend cash for other acquisitions).  After that, we expect to finance our operations primarily through future sales of our equity or debt securities. However, as discussed in the notes to our Consolidated Financial Statements included in this Report, there exists substantial doubt about our ability to continue as a going concern because there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all.  The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Our option on the Alfredo Property has expired, and  we are not currently negotiating to acquire a new option.

Under the option for the Alfredo Property, our subsidiary PRMC was required to make periodic payments aggregating $360,000 between June 30, 2010 and December 30, 2010. We paid $80,000 in August 2010 and were required to make payments of $100,000 by October 30, 2010, and $180,000 by December 30, 2010, in order to maintain our option rights. Then, in order to exercise the option and purchase the Alfredo Property, we would have been required to pay the option exercise price of $4,860,000 by March 30, 2011. We did not make the $100,000 payment on October 30, 2010, the $180,000 payment on December 30, 2010 or the option exercise price payment of $4,860,000 on March 30, 2011. Under the terms of the option agreement, the option terminated as a result of our not making the required option payments within the specified default and cure periods, and we therefore recorded impairment expense for the Alfredo property of $4,070,000 during the year ended June 30, 2011. Although we have had some discussions with the owners of the Alfredo Property to reacquire the option to purchase the Alfredo Property on modified terms, as of the date of this Report we are not actively negotiating a new option, and there can be no assurance that a new option will be executed. We are actively exploring opportunities to acquire other iodine/sodium nitrate prospects in addition to or in lieu of the Alfredo property; however, there can be no assurance that suitable prospects will be available on terms acceptable to us or that any such acquisition will be successfully completed.

We have not made certain scheduled payments under agreements with respect to prospective properties.  If we are deemed to be liable for such payments (and/or damages arising out of their non-payment), then our business, financial condition and prospects could be materially adversely affected.

Pursuant to our Option Agreements with GeoXplor Corp. on the Nevada Claims, we were required to make periodic and milestone payments and also to maintain the relevant mineral claims in good standing for certain time periods.  We failed to make a periodic payment of $100,000 due on June 30, 2010.  During the year ended June 30, 2011, we became obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes, which we have not paid.

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

We have not established that any of our mineral properties contains any meaningful levels of mineral reserves. There can be no assurance that future exploration and mining activities will be successful.

A mineral reserve is defined by the SEC in its Industry Guide 7 (which can be viewed at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7 ) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. There can be no assurance that we will ever establish any mineral reserves.

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

In Chile, lithium is not exploitable via regular mining concessions. The Chilean Mining Code (“CMC”) establishes the reserve of lithium to the State of Chile and expressly provides that the exploration or exploitation of “non-concessible” substances (including lithium) can be performed only directly by the State of Chile, or its companies, or by means of administrative concessions or special operation contracts, fulfilling the requirements and conditions set forth by the President of the Republic of Chile for each case.  Currently neither the Company nor its subsidiaries have sufficient authority (or permits) to explore and exploit lithium in Chile.  However, the government of Chile has announced its intention to increase the exploitation of lithium in Chile, and it may seek to amend the law to allow exploitation by private enterprises.  However, the approval of a two-thirds majority of the Chilean Congress will be required to amend the existing law, and there can be no assurance that the government will be successful in these efforts (due to political and other considerations).  Alternatively, the government may begin granting operating contracts to private companies such as Li3 Energy.  The failure of the government to allow private exploitation of lithium within our development horizon for Maricunga would have a material adverse effect on our prospects.

There has been a recent trend in Argentina, at the National and Provincial levels, of seeking to limit and/or to restrict certain mining activities within the territory of certain Provinces.

The Province of Jujuy, which is adjacent to the Province of Salta, where the Noto Properties are located, issued in March 2011 a Decree declaring lithium reserves as strategic natural resources for the Province, subjecting lithium exploration and exploitation projects to the evaluation of an Experts Committee, and the subsequent approval of different government bodies and the favorable recommendation of the Experts Committee. There can be no assurance that similar regulations won’t be issued in the Province of Salta.

On October 2010 the National Law No. 26,639, "Regime of Minimum Principles for the Preservation of Glaciers and Periglacial Environment" (the "Glaciers Law"), was promulgated.  The Glaciers Law is aimed at the protection and preservation of glaciers and the periglacial environment. The Glaciers Law regulates, limits and in certain cases bans, certain activities developed on glacial and periglacial areas. Depending on how the Glaciers Law is interpreted – and, specifically, the definition of the term “periglacial” – this regulation could have a negative effect on the potential activities to be conducted on the Noto Properties.

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

Argentinean foreign exchange regulations may make it difficult to transfer funds in and out of Argentina, which could adversely affect our liquidity and operations.

Argentinean foreign exchange regulations impose numerous restrictions to the transfer of funds in and out of the territory of Argentina. Additional restrictions on the ability to access the Argentinean foreign exchange market and transfer foreign currency in and out of Argentina could adversely affect our liquidity and operations in Argentina and, to the extent we generate funds from activities in Argentina, our ability to access such funds.

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

We have raised some capital to date, including through the sale of equity securities and convertible notes, but we currently do not have any contracts or firm commitments for additional financing. There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all. An inability to obtain additional capital would restrict our ability to grow and could diminish our ability to continue to conduct our business operations. If we are unable to obtain additional financing, we will likely be required to curtail exploration and development plans and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

Newer battery and/or fuel cell technologies could decrease demand for lithium over time.

Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging and less expensive. Some of these technologies could be successful and could impact demand for lithium batteries in personal electronics, electric and hybrid vehicles and other applications. Advances in nanotechnology, in particular, offer the prospect of significantly better batteries in the future. For example, researchers at Stanford University have recently demonstrated ultra-lightweight, bendable batteries and supercapacitors made from paper coated with ink made of carbon nanotubes and silver nanowires; the material charges and discharges very quickly, making it potentially useful in hybrid and electric vehicles, which need rapid power for acceleration and would benefit from quicker charging than is available with current technologies. We cannot predict which new technologies may ultimately prove to be commercializable and on what time horizon. While lithium battery technology is currently among the best available for electronics, vehicles and other applications, commercialized battery technologies that offer superior weight, capacity, charging time and/or cost could significantly adversely affect the demand for lithium in the future and thus could significantly adversely impact our prospects and future revenues.

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

We may derive revenues, if any, either from the extraction and sale of lithium, iodine and potassium nitrate, as well as other potentially economic salts produced from the lithium salar brines, or from the sale of our mineral resource properties. The price of these commodities may fluctuate widely, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products. The effect of these factors on the price of these minerals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

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

Our business plan includes acquisition, exploration and development of lithium brine properties.  However, we may pursue this goal by acquiring salt-mining claims and/or options or other interests in salt-mining claims or other types of claims, which we intend to seek to have amended to cover lithium extraction.  There can be no assurance that we will be successful in amending any such claims timely, economically or at all.

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

Our success depends upon the skills, experience and efforts of our management and other key personnel, including our Chief Executive Officer.  As a relatively new company, much of our corporate, scientific and technical knowledge is concentrated in the hands of a few individuals.  We do not have employment agreements with any of our employees other than our Chief Executive Officer and our Chief Operating Officer.  We do not maintain key-man life insurance on any of our management or other key personnel.  The loss of the services of one or more of our present management or other key personnel could significantly delay our exploration and development activities as there could be a learning curve of several months or more for any replacement personnel.  Furthermore, competition for the type of highly skilled individuals we require is intense and we may not be able to attract and retain new employees of the caliber needed to achieve our objectives.  Failure to replace key personnel could have a material adverse effect on our business, financial condition and operations.

Our Interim Chief Financial Officer has other substantial business activities that limit the amount of time that he can devote to managing our business.

Our Interim Chief Financial Officer, Eric E. Marin, currently serves as the Interim Chief Financial Officer of another publicly traded company – Loreto Resources Corporation.  Accordingly, Mr. Marin is only able to devote a portion of his time to our activities.  This may make it more difficult for our management to respond quickly and completely to challenges and opportunities that we may encounter, may limit our ability to timely consummate strategic transactions and may have an adverse effect on our results of operations.

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

As a public company, we must comply with various laws and regulations, including the Sarbanes-Oxley Act of 2002 and related rules of the SEC.  Complying with these laws and regulations requires the time and attention of our board of directors and management, and increases our expenses.  Among other things, we must:

•
maintain and evaluate a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

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

We are a reporting company under U.S. securities laws and are obliged to comply with the provisions of applicable U.S. laws and regulations, including the Securities Act of 1933 (the “Securities Act”), the Exchange Act, and the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, and the rules and regulations of the relevant U.S. market, in each case, as amended from time to time.  Preparing and filing annual and quarterly reports and other information with the SEC, furnishing audited reports to stockholders and other compliance with these rules and regulations will involve a material increase in regulatory, legal and accounting expenses and the attention of management, and there can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby.  We are currently authorized to issue an aggregate of 1,000,000,000   shares of capital stock consisting of 990,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors.  As of October 4, 2011, there are 322,009,220 shares of our common stock and no shares of our preferred stock outstanding.  There are 4,500,000 shares of our common stock reserved for issuance under our 2009 Equity Incentive Plan (the “2009 Plan”), of which we have 1,466,667 nonqualified stock options, 700,000 restricted stock units and 2,000,000 shares of restricted stock outstanding.  In addition, there are 89,484,714 shares of our common stock issuable upon the exercise of outstanding warrants and other rights and another approximately 12,884,418 shares issuable upon conversion of outstanding convertible promissory notes.

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

We have identified material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of June 30, 2011. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting.  We have identified material weaknesses in our internal control over financial reporting.  Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at June 30, 2011, and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective.  Management concluded that the following were material weaknesses in our internal controls over financial reporting: (a) we did not maintain proper segregation of duties for the preparation of our financial statements, and (b) we have not established an Audit Committee of our Board independent of management.  See Item 9A, “Controls and Procedures.”  Although we intend to remediate such material weaknesses, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and compliance with any future listing standards and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.	PROPERTIES

The information set forth above under “Business” relating to the Company’s properties is incorporated herein by reference.

We lease approximately 800 square feet of office space in Lima, Peru, on which our lease payments were $42,276  for fiscal 2011. The lease expires on September 30, 2012, and then becomes to a month to month lease.  We also lease approximately 1,500 square feet of office space in Santiago, Chile, with monthly rent of approximately $3,595.  (This lease commenced on July 1, 2011, and we paid no rent under it in fiscal 2011.)  This lease expires June 30, 2014. We believe our leased facilities are adequate for our needs at present.

ITEM 3.	LEGAL PROCEEDINGS

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

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

As of October 4, 2011, there were 322,009,220 shares of our common stock issued and outstanding, 89,484,714 shares issuable upon exercise of outstanding warrants and other rights, approximately 12,884,418 shares issuable upon conversion of outstanding convertible notes, 2,000,000 unvested shares of restricted stock, 700,000 restricted stock units, and 1,466,667 shares issuable upon exercise of outstanding options.  On that date, there were approximately 210 holders of record of shares of our common stock.

Since July 1, 2006, our common stock has been listed for quotation on the Over-the-Counter Bulletin Board, originally under the symbol “MYTC.”  Our symbol changed to “NNDY” in July 2008 in connection with our name change to NanoDynamics Holdings, Inc.  Our symbol changed to “LIEG” effective November 18, 2009, in connection with our name change to Li3 Energy, Inc.

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

Period	High(1)	Low(1)

Fiscal Year Ending June 30, 2010
First Quarter	$0.0600	$0.0600
Second Quarter	0.8800	0.0500
Third Quarter	1.0800	0.6700
Fourth Quarter	0.9150	0.3500

Fiscal Year Ending June 30, 2011
First Quarter	$0.4200	$0.1850
Second Quarter	0.3200	0.1010
Third Quarter	0.5100	0.2150
Fourth Quarter	0.4500	0.1950

(1)
All quotations give retroactive effect to our 3.031578-for-1 forward stock split in the form of a dividend which was effected on July 29, 2008, and our 15.625-for-1 forward stock split in the form of a dividend which was effected on November 16, 2009.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Our credit agreement signed in May 2011 prohibits the payment of dividends through the February 2, 2012, maturity date.  Although there are no other material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

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

As of the date of this Report, we have outstanding 1,466,667 nonqualified stock options under the 2009 Plan, with a weighted average exercise price of approximately $0.37 per share, of which options for 433,334 are currently vested.  In addition, we have granted an award of 2,500,000 shares of restricted stock under the 2009 Plan, of which 500,000 shares are currently issued and vested and we have granted an award of restricted stock units with respect to 700,000 shares of common stock, none of which are currently vested.  For all option grants, our Board of Directors has set (or will set) the exercise price of the options at a price equal to or greater than the fair market value of our common stock on the date of grant of the options.  Of the outstanding options under the 2009 Plan, 433,334 have vested.  250,000 of such options vested immediately, with 200,000 having a five year term and 50,000 having a two year term.  Another 166,667 outstanding options were included in a grant of 500,000 options under the 2009 Plan that would have vested in in three equal installments on each of the first, second and third anniversary of the date of grant, however, the unvested portion terminated upon the holder’s resignation.  The other 1,050,000 outstanding options under the 2009 Plan vest in three equal installments on each of the first, second and third anniversary of the date of grant and have a ten year term.

The following table provides information as of June 30, 2011, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average Exercise price of Outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,800,000	$0.35	—
Equity compensation plans not approved by security holders	—	—	—
Total	1,800,000	$0.35	—

(1)	Represents the 2009 Equity Incentive Plan.

See “Executive Compensation” for information regarding individual equity compensation arrangements received by our executive officers pursuant to their employment agreements with us.

Unregistered Sales of Equity Securities

Except as previously disclosed in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we have filed, during the period covered by this Report we have not sold any of our equity securities that were not registered under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this Report.

Li3 Energy, Inc. (“Li3 Energy,” the “Company,” “we,” “us” or “our”) is an exploration company, focused on the discovery and development of lithium and potassium brine and nitrate and iodine deposits in Chile, Argentina and Peru.

We own (a) a 60% interest in the Maricunga project, which consists of mining concessions covering an area of approximately 3,553 acres (1,438 hectares) prospective for lithium and potassium brines, and is located in the Salar de Maricunga in northern Chile; (b) a mining concession on 2,995 acres (1,212 hectares) situated on brine salars in Argentina, known as Cauchari; and (c) undeveloped mineral claims prospective for lithium and potassium covering a total area of 19,500 acres (7,890 hectares) located in the Regions of Puno, Tacna and Moquegua, Peru. We are currently evaluating additional exploration and production opportunities.

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

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements”  and “Risk Factors” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of, and for the years ended, June 30, 2011 and 2010, are based on our audited consolidated financial statements as of June 30, 2011, and for the years ended June 30, 2011 and 2010.

You should read this discussion and analysis together with such consolidated financial statements and the notes thereto.

Going Concern

The Company currently has no sources of recurring revenue, a working capital deficit of $174,310 at June 30, 2011, and has generated net losses of $35,461,774 and negative cash flows from operations of $6,145,537 during the period from June 24, 2005 (inception) through June 30, 2011.

In the course of its exploration activities, the Company has sustained and continues to sustain losses.  The Company cannot predict if and when the Company may generate profits.  In the event the Company identifies commercial reserves of minerals, the Company will require substantial additional capital to develop those reserves.  The Company expects to finance its operations primarily through future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern because there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, then the Company’s operations would be materially negatively impacted.

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

Operational Update

Chile

Maricunga

On November 30 and December 1, 2010, the Company signed non-binding exclusive letters of intent with the shareholders (the “Maricunga Sellers”) of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, a group of six private companies (the “Maricunga Companies”), to acquire at least 51%, up to a maximum of 60%, ownership of the Maricunga Companies, which collectively own the Maricunga Project (“Maricunga”).  The Maricunga property is undeveloped and covers an area of approximately 3,553 acres (1,438 hectares), comprising six exploitation mining concessions, each held by a separate legal entity, and is located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile.   Each concession grants the owner the right to explore for mineral deposits at the Maricunga property.

On May 20, 2011, the Company and the Maricunga Sellers signed the Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga (the “Acquisition Agreement”), whereby the Company, through its Chilean subsidiary, Minera Li Energy SPA, acquired from the Maricunga Sellers a 60% interest in each of the Maricunga Companies (the “Maricunga Shares”). The purchase price was $6,370,000 in cash and 127,500,000 restricted shares of common stock of the Company (the “Maricunga Purchase Price Shares”), 50% of which is restricted from sale for nine months and the remainder of which is restricted from sale for 18 months as provided in the Acquisition Agreement (the “Lock-Up”).  The Lock-Up will terminate if (a) we sign an agreement with one or more investors for them to finance the necessary development of the project to the stage of commercial production; (b) an offer with characteristics of a take-over bid is made for our shares; (c) our current CEO sells his shares in the Company, or (d) we agree to sell our shares in Minera Li Energy SPA and/or Minera Li Energy SPA agrees to the sale of the Maricunga Shares.  In the event of (d) above, we have agreed that the sale price in any such sale will be based on at least two valuations carried out by institutions with recognized experience in these types of mining assets. The $6,370,000 in cash includes the $250,000 deposit paid in December 2010 and a $120,000 gross-up for the fees of certain agents to the Maricunga Sellers. On June 2, 2011, upon the registration in Chile of the transfer of the shares in the Maricunga Companies to Minera Li Energy SPA, the closing occurred and the remaining $6,120,000 cash and Maricunga Purchase Price Shares were released from escrow and paid to the Maricunga Sellers.  The Company has agreed to register, under the Securities Act, half of the Maricunga Purchase Price Shares by January 31, 2012, and the remainder by October 31, 2012. In signing the Acquisition Agreement, the Company also committed to finance upon closing, up to $5 million for technical feasibility studies for the project within 180 days of closing.  The Company estimates that capital expenditures for this project will be approximately $170 million.

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

Previous exploration work has been done in Maricunga.  During the 1980’s, the “Comite de Sales Mixtas” CORFO (State Agency of the Republic of Chile) carried out a study in order to determine the potential in inorganic salts of commercial interest of the Salars. After performing a sampling and chemical analysis program, CORFO made certain estimates of mineral resources at the Salar de Maricunga.

In 2007, the owners of the Project started the first campaign of exploration by drilling 58 wells on a systematic grid of 500 m2 with a depth of 20 meters in each well. After following certain protocols, 226 liquid samples were taken from the wells and were sent to the Cesmec laboratory in Antofagasta for analysis.

As part of our due diligence for the Maricunga acquisition, we conducted a preliminary brine sampling program in the first calendar quarter of 2011 which consisted of 104 samples, and results from these samples confirm the results of the 2007 shallow well sampling program and the historical sampling work performed by CORFO.

In September 2011, POSCO Canada Ltd. (“POSCAN”) a wholly owned subsidiary of POSCO (a South Korean company), purchased 38,095,300 Units of our securities for approximately $8 million, with each “Unit” consisting of one share of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $0.40.  POSCAN will purchase an additional 47,619,000 Units at the same $0.21 price per Unit (for an aggregate additional purchase price of approximately $10 million) upon satisfaction of certain conditions.  The agreement with POSCAN includes provision for POSCAN to purchase brine from the Maricunga property and test it at POSCAN’s test facility in Korea.  In addition, we and POSCAN will discuss and evaluate the development, financing and construction of a brine testing facility on the Maricunga property, and if such a facility is built, we would supply the test facility with brine and other materials and utilities and assist POSCAN in obtaining any rights, licenses and permits required to build and operate such facility. POSCO (with its subsidiaries) is a diversified company, with operations in energy, chemicals and materials and is one of the largest steel manufacturers in the world.

We are now beginning our phase one exploration and development plan on Maricunga with the $8 million of funding from POSCAN.  Our goal is to achieve a Measured and Indicated 43-101 Resource Report on Maricunga using these funds. In order to reach this goal, we plan to perform the following activities, among other things:

1.	We have already obtained permits for our proposed seismic and drilling program and test facility construction;

2.	A high resolution p-wave seismic refraction tomography survey;

3.	Sonic core sample drilling;

4.	Well drilling construction and RC drilling;

5.
Pump tests (i) to evaluate the hydraulic parameters of the salar, (ii) to supply quantities of production well brine for testing, and (iii) to stress the salar aquifer and measure the hydraulic response;

6.	Laboratory process simulations to test multiple potential process routes and generate laboratory scale quantities of lithium products;

7.	Construct a test facility near the salar in order to collect data;

8.	Undertake an environmental impact study.

We expect to complete these activities (other than the environmental impact study) by the end of the first calendar quarter of 2012.  If successful, and we satisfy the conditions for and receive the additional $10 million of funding from POSCO Canada Ltd., we plan to use such funds to complete a feasibility study2 on Maricunga.

In addition, we are continuously evaluating more properties to acquire adjacent to Maricunga, as we seek to expand our land package in the area.  We may also seek to acquire additional properties for any processing site and we also plan to make improvements to the Maricunga site infrastructure, camp, and property.

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

On August 3, 2010, the Company entered into a Stock Purchase Agreement (“Alfredo SPA”) with the Alfredo Sellers to acquire all of the outstanding shares of Alfredo.  Pursuant to the Alfredo SPA, the Company issued an aggregate of 10,000,000 shares of common stock (the “Purchase Price Shares”) valued at $3,900,000 ($0.39 per share) to the Alfredo Sellers and their designees.  Of the Purchase Price Shares, 8,800,000 shares of common stock that the Company issued directly to the Alfredo Sellers are subject to an 18 month lock-up period pursuant to the Alfredo SPA.   Details of the terms of the acquisition and option (including future payments we may be obligated to make to the Alfredo Sellers) are contained under Part I, Item 1, “Business—Our Projects—Chile—Alfredo” and are incorporated by reference herein.

2
A “feasibility study” means a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision whether to advance the development of the deposit for mineral production, and “feasibility” refers to the state of a property with respect to which a feasibility study has been completed.

The Alfredo SPA also provided for contingent payments in the event certain milestones were achieved, which provisions were later amended by the signing of the SPA Amendment discussed below.

Under the Option to Purchase Agreement, PRMC was required to make additional periodic payments aggregating $360,000 between June 30, 2010 and December 30, 2010.  The Company paid, through PRMC, $80,000 in August 2010 and was required to make payments of $100,000 by October 30, 2010 and $180,000 by December 30, 2010 in order to maintain PRMC’s option rights.  Then, in order to exercise the option and purchase the Alfredo Property, the Company would have been required to pay the option exercise price of $4,860,000 by March 30, 2011.  The Company did not make the $100,000 payment on October 30, 2010, the $180,000 payment on December 30, 2010 or the option exercise price payment of $4,860,000 on March 30, 2011.  Under the terms of the option agreement, the option terminated as a result of the Company not making the required option payments within the specified default and cure periods, and the Company therefore recorded impairment expense for the Alfredo property of $4,070,000 during the year ended June 30, 2011.

As of March 30, 2011, the Company signed an Amending Agreement (the “SPA Amendment”) with respect to the Alfredo SPA with the Alfredo Sellers. If the Alfredo Sellers had closed on a proposed subscription of $2,000,000 in the Company’s 2011 Offering, the SPA Amendment would have adjusted the terms upon which the Alfredo Sellers could invest in the Company pursuant to an option granted under the Alfredo SPA. The Alfredo Sellers did not subscribe to the 2011 Offering. However, the SPA Amendment did change the Alfredo SPA as it relates to the Contingent Payments as noted below.

Pursuant to the SPA Amendment, if and when the following milestones (“Milestones”) are achieved with respect to the Alfredo Property or any other Li3 Energy Chilean iodine nitrate project, the Company will make the following additional payments (“Contingent Payments”) to the Alfredo Sellers:

a)	$1,000,000 upon the Board of Directors’ resolution to commence final engineering and design of the Alfredo Mine or any other Li3 Energy Chilean iodine nitrate property;

b)	A further $2,000,000 upon the Board of Directors’ resolution to commence construction of the Alfredo Mine or any other Li3 Energy Chilean iodine nitrate property;

c)
A further $2,500,000 upon commencement of commercial production from the Alfredo Mine (meaning production at a rate of 75% of design capacity for 3 months) or any other Li3 Energy Chilean iodine nitrate property;

In the event a Contingent Payment for any milestone is paid for any iodine nitrate property (including the Alfredo property), no Contingent Payment for the same milestone will be payable for any other Chilean iodine nitrate property. The Alfredo Sellers have the right to take any or all of the above milestone payments in shares of the Company’s common stock instead of cash, valued at the greater of (i) $0.25 per share or (ii) the average of the closing price of the common stock on the 30 trading days immediately preceding the relevant payment date.  The Company is under no obligation to achieve or pursue any of the milestones and the Company currently does not own, or have any rights, to the Alfredo property or any other Chilean iodine nitrate properties. The SPA Amendment was in anticipation of the Company re-acquiring rights to the Alfredo property or another Chilean iodine nitrate property (which has not yet occurred).

We have not undertaken any exploration and development activities on the Alfredo Property.  As of the date of this filing, we are not in discussions with the owners of Alfredo to reacquire the option to purchase the Alfredo Property, and there can be no assurance that a new option will be executed.  We are actively exploring opportunities to acquire other iodine/sodium nitrate prospects in addition to or in lieu of the Alfredo property; however, there can be no assurance that suitable prospects will be available on terms acceptable to us or that any such acquisition will be successfully completed.

Peru

On February 23, 2010, we acquired 100% of the assets of the Loriscota, Suches and Vizcachas Projects for an aggregate purchase price of $50,000.  Given our limited resources, we continue to develop plans to pursue exploration and/or development of the Peru properties.  Any such plans include development beyond a year and are subject to the availability of financing.  We continue to evaluate other nearby properties in Peru to potentially expand our land package in this region.  We have not performed, and have no plans to perform in the immediate future, any exploration and development work on these properties. The Company recorded impairment expense of $50,000 for this property during the year ended June 30, 2011.

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

We plan to expend approximately $50,000 on preliminary exploration work on the Noto property between now and the end of the first calendar quarter of 2012.

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

We have acquired a 60% interest in the Maricunga project, an advanced lithium and potassium chloride project in Chile, and we continue to explore other lithium and industrial minerals prospects in the region, located to complement the potential Alfredo project or other nearby iodine projects that we may acquire, in order to achieve integration of operations to produce metallurgical grade lithium, commercial grade fertilizer and pharmaceutical grade iodine.

Although we recorded an impairment charge to Alfredo of $4,070,000 during the year ended June 30, 2011, we continue to consider negotiating a new option agreement with the owners of Alfredo mining concessions to acquire the concessions.  There is no assurance that an agreement will be reached.

Our strategy currently principally involves the exploration of the Maricunga property and the acquisition and exploration of the Alfredo property or another iodine/nitrate property.  On the Maricunga project, we expect to spend approximately $18.2 million of exploration and development expenses in order to complete a feasibility study on Maricunga.  The Company is dividing this into two phases: (i) Spending $8 million to reach a Measured and Indicated Canadian National Instrument (“NI”) 43-101 compliant resource report, which is expected in the first calendar quarter of 2012; and, if phase one is successful, (ii) spending $10 million to bring Maricunga to feasibility. If we acquire the Alfredo Property, we would expect to spend approximately $6.3 million of acquisition costs (not including an additional up to $5.5 million payable to Alfredo Sellers upon certain post-feasibility milestones), and we would expect to incur approximately $2.7 million of exploration expenses in order to bring the Alfredo Property to the feasibility stage.   In the event we are unable to acquire the Alfredo Property, we will focus our efforts on the exploration of the Maricunga property, and we are also actively exploring opportunities to acquire other iodine/sodium nitrate prospects in addition to or in lieu of the Alfredo property, although there can be no assurance that suitable prospects will be available on terms acceptable to us or that any such acquisition will be successfully completed.

In order to finance the up to approximately $15 million of expected acquisition and exploration costs outlined above over the next twelve months, as well as to fund the approximately $2.5 million of working capital we expect to require over the next twelve months, we will need to raise a substantial amount of funds through one or more offerings of our debt, equity or convertible securities, which may include the $10 million of equity financing conditionally committed by POSCAN.   There can be no assurance that such financing will be available, or will be available on acceptable terms, for us to meet these requirements.

In order to acquire the Alfredo Property, we must successfully complete the negotiation for and documentation of a new option or other acquisition agreement.  There can be no assurance that we will be successful in obtaining a new option on, or otherwise acquiring, Alfredo or in financing the cost of acquiring the Alfredo Property or the costs of exploring and developing Alfredo and Maricunga.

Results of Operations

Results of Operations for fiscal 2011 compared to fiscal 2010

The following is a comparison of our results of operations for the years ended June 30, 2011 and 2010.

Revenues

We had no revenues during the years ended June 30, 2011 and 2010, respectively.

Operating Expenses

Mineral rights impairment expense

During the years ended June 30, 2011 and 2010, mineral rights impairment expense was $4,120,000, and $4,718,785, respectively.  Mineral rights impairment expense for the year ended June 30, 2011 is a result of the impairments of the Alfredo property ($4,070,000) and Peru property ($50,000).  Mineral rights impairment expense for the year ended June 30, 2010 is a result of the impairment of the Puna ($742,178) and Nevada ($3,976,607) properties. We determined that the Peru, Puna and Nevada projects did not meet our requirements for additional mining development activities. We did not make the required option payments for the Alfredo property; therefore we impaired the mineral rights in full for that property.

Loss on settlements, net

During the year ended June 30, 2011, the Company recorded a loss on settlement of $1,920,000 as a result of the Company issuing 6,000,000 shares of the Company’s common stock in connection with a settlement related to Puna.  In addition, the Company recorded a gain on settlement of $422,500 as a result of a settlement with Lacus (payment of $150,000 in cash and 500,000 shares of the Company’s common stock), which was less than the Company had accrued for these expenses as of June 30, 2010.

Exploration expenses

During the years ended June 30, 2011 and 2010, we incurred exploration expenses of $560,075 and $2,335,779, respectively.  The expenses were lower in fiscal 2011 compared to fiscal 2010 principally due to the Company focusing its efforts on the completion of the Maricunga acquisition throughout fiscal 2011.  During the year ended June 30, 2010,  exploration expenses related to our efforts to secure strategic mineral rights in North and South America, mainly Puna and Nevada.  Exploration expenses include direct expenses, consulting expenses in connection with prospective mining operation investment opportunities, and travel.

General and administrative expenses

During the years ended June 30, 2011 and 2010, we incurred general and administrative expenses of $5,448,667 and $2,762,102, respectively.  During the year ended June 30, 2011, general and administrative expenses were largely comprised of approximately $2.7 million of stock-based compensation, $1 million of legal expenses and $.5 million of travel expenses.  During the year ended June 30, 2010, general and administrative expenses largely consisted of $1.1 million of stock-based compensation, $.5 million of legal expenses and $.4 million of travel expenses.   The increase in general and administrative expenses from fiscal year 2010 to fiscal year 2011 was due to higher stock-based compensation and the Company having a full year of operations during the year ended June 30, 2011.

Other income (expense)

Warrant modification expense

During the year ended June 30, 2011, the Company modified certain warrants by which the Company issued new warrants in exchange for the exercise of previously issued warrants.  The newly issued warrants were treated as derivatives as they contain certain anti-dilution features.  The Company valued the new warrants issued as a result of the modification using the modified lattice model and recorded expense of $1,068,320 during the year ended June 30, 2011.

Change in fair value of derivative liability – warrant instruments

During the year ended June 30, 2011, the Company recorded an expense of $6,116,147 on the change in fair value of derivative liability – warrant instruments, compared to an expense of $6,223,547 during the year ended June 30, 2010.  The expense incurred during the years ended June 30, 2011 and 2010 was largely the result of issuing new warrants in connection with private placement offerings.

Interest expense

During the years ended June 30, 2011 and 2010, interest expense was approximately $410,590 and $7,713, respectively.  The increase in interest expense is attributable to the interest cost on the $1.5 million convertible offering in May 2011, and the amortization of the related deferred financing costs.

Liquidity and Capital Resources

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our primary sources of liquidity have been debt and proceeds from the sale of our equity securities in several private placements.

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

During year ended June 30, 2011, we raised $7,935,828 (net of offering costs of $1,012,360) from private placement offerings, $1,433,575 from the exercise of warrants and $1,500,000 from the issuance of zero-coupon convertible notes (as described below). Subsequent to June 30, 2011, we raised an additional $7,900,000 (net of estimated offering costs of approximately $100,000) from a private placement offering with POSCO.

On May 2, 2011, the Company entered into and simultaneously closed a Credit Agreement for a $1.5 million bridge loan with three private institutional investors. Under the Credit Agreement, the Company issued to each lender a zero-coupon original issue discount note due February 2, 2012. The notes were originally convertible into shares of the Company’s common stock at the lender’s option at a price of $0.40 per share. The aggregate face amount of the notes at maturity is $1,677,438. The Company may prepay the notes at its option (together with accrued original issue discount), and was required to prepay them (together with accrued original issue discount) first out of the net proceeds of any future capital raising transactions by the Company. In connection with the transactions with POSCAN, we have entered into an Amendment and Waiver Agreement with the holders of our zero-coupon bridge notes, dated as of August 25, 2011 (the “Waiver Agreement”).  Pursuant to the Waiver Agreement, effective upon the closing of POSCAN’s initial $8 million investment, the zero-coupon bridge notes are now due on June 30, 2012, and we will not be required to make any prepayment out of the proceeds of the POSCAN investment.  The Waiver Agreement does not alter the principal amount of the zero-coupon bridge notes; however, it provides that such notes will accrue interest at a rate of 15% per annum from February 2, 2012, until June 30, 2012.  The Waiver Agreement also reduces the conversion price of the zero-coupon bridge notes to $0.12 per share.  In connection with the Waiver Agreement, we have agreed to pay an arranger a cash fee of $30,000.  The foregoing is a summary of the principal terms of the Waiver Agreement and is qualified in its entirety by the detailed provisions of the actual agreement, which is incorporated by reference as an exhibit to this Report and is incorporated herein by reference.

The Company also agreed to issue to the lenders warrants to purchase an aggregate of 1,500,000 shares of common stock, exercisable for five years at an initial exercise price of $0.50 per share (the “Lender Warrants”).   The Lender Warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.  The fair values of the Lender Warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair value of the warrants was $1,132,000 at the issuance date. This amount was recorded as a debt discount and is being amortized to interest expense over the term of the debentures.

The convertible debentures were analyzed for a beneficial conversion feature at which time it was concluded that a beneficial conversion feature existed.  The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $368,000.  This amount was recorded as a debt discount and is being amortized to interest expense over the term of the debentures.

The Company agreed to pay finder’s fees consisting of cash in the amount of 5% of the aggregate issue price of the notes, or $75,000 in total, and warrants to purchase an aggregate of 75,000 shares of common stock, exercisable for five years at an initial exercise price of $0.40 per share (the “Arranger Warrants”). The Arranger Warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.  The fair value of the Arranger Warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair value of the Arranger Warrants at the issuance date was $57,570, which was recorded as deferred financing costs.  The deferred financing costs of $132,750 will be amortized over the life of the debt on a straight-line basis which approximates the effective interest method.  During the year ended June 30, 2011, the Company recorded $29,500 of interest expense on deferred financing costs.

In addition to utilizing our capital to acquire properties and pay other corporate costs, we periodically issue shares of our common stock as consideration in lieu of cash to conserve our cash and meet our obligations.  We likely will continue to issue common stock for these purposes where feasible, if we determine that it is in our economic best interests.

We have been using the net proceeds from the 2010 and 2011 private placements, the zero-coupon notes and exercises of warrants towards the implementation of our business development plan and for general working capital purposes.  As a result of the funds invested by investors in our April and May 2011 private placement and the funds invested by POSCAN on September 14, 2011, we estimate that we have sufficient funds to carry out our current strategic plan of exploration and development and meet our ongoing operational working capital needs through March 2012 (assuming we do not expend cash for other acquisitions).  We will require additional capital after that to pay our obligations and to execute our exploration and development plans for our existing lithium mining properties and any others that we may be successful in acquiring.  We plan to seek to raise such capital through additional sales of our equity or debt securities.  There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs.  If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans or meet our ongoing operational working capital needs.

At June 30, 2011, we had cash and cash equivalents of $952,401, as compared to $302,821 at June 30, 2010.  The Company received $10,794,403 from cash from financing activities as a result of net proceeds from the issuance of common stock of ($7,935,828), proceeds from the exercise of warrants ($1,433,575) and proceeds from convertible debt ($1,500,000), partially offset by the payment of $75,000 of deferred financing costs.  The Company used $6,550,000 of cash in investing activities as a result of $6,370,000 of payments for the acquisition of Maricunga, $100,000 for the acquisition of Noto, and $80,000 for an option payment on Alfredo.  The Company used $3,594,823 of cash in connection with the operating activities of the Company during fiscal 2011.

Our strategy currently principally involves the exploration of the Maricunga property and the acquisition and exploration of an iodine/nitrate property.  On the Maricunga project, we expect to spend approximately $18.2 million of exploration and development expenses in order to complete a feasibility study on Maricunga. The Company is dividing this into two phases: (i) Spending $8 million to reach a Measured and Indicated 43-101compliant resource, which is expected in the first calendar quarter of 2012; and, if phase one is successful, (ii) spending $10 million to bring Maricunga to feasibility.  If we acquire the Alfredo Property, we would expect to spend approximately $6.3 million of acquisition costs (not including an additional up to $5.5 million payable to Alfredo Sellers upon certain post-feasibility milestones), and we would expect to incur approximately $2.7 million of exploration expenses in order to bring the Alfredo Property to the feasibility stage.  In the event we are unable to acquire the Alfredo Property, we will focus our efforts on the exploration of the Maricunga property, and we are actively exploring opportunities to acquire other iodine/sodium nitrate prospects in addition to or in lieu of the Alfredo property, although there can be no assurance that suitable prospects will be available on terms acceptable to us or that any such acquisition will be successfully completed.

In order to finance the up to approximately $15 million of expected acquisition and exploration costs outlined above over the next twelve months, as well as to fund the approximately $2.5 million of working capital we expect to require over the next twelve months, we will need to raise a substantial amount of funds through one or more offerings of our debt, equity or convertible securities, which may include the $10 million of equity financing conditionally committed by POSCAN.   There can be no assurance that such financing will be available, or will be available on acceptable terms, for us to meet these requirements.

In order to acquire the Alfredo Property, we must successfully acquire a new option.   There can be no assurance that we will be successful in obtaining a new option on Alfredo or in financing the cost of exercising the option or the costs of exploring and developing Alfredo and Maricunga.

Investment Agreement

We have entered into an Investment Agreement (the “Investment Agreement”) with Centurion Private Equity, LLC (the “Investor”), dated as of December 2, 2010, pursuant to which, subject to certain conditions, we could sell newly issued shares of our common stock (the “Put Shares”) to the Investor from time to time during the commitment period (each such sale, a “Put”) subject to certain dollar and share volume limitations for each Put.  Provided that the relevant conditions are met, we could make Puts under the Investment Agreement from time to time until 24 months from the date the Centurion Registration Statement (as defined below) is declared effective or until all Puts under the Investment Agreement have reached an aggregate gross sales price of $10 million, if sooner.

Pursuant to the Investment Agreement, we issued to the Investor 1,551,253 shares of our common stock (the “Commitment Shares”) and we had previously issued to an affiliate of the Investor an additional 87,096 shares of our common stock (the “Fee Shares”).  The Investment Agreement provides that, prior to making any Put, among other things, we were required to have a registration statement declared effective with respect to the resale of the Commitment Shares, Fee Shares and Put Shares (the “Centurion Registration Statement”).

The Investment Agreement prohibits our issuance of Variable Equity Securities (as defined therein), which are generally future-priced securities or securities with price reset provisions, during the period after the date of the Investment Agreement and prior to 30 days after the Termination Date (as defined therein).  The Investment Agreement further provides that, subject to certain exceptions, the Investor shall have a right of first refusal with respect to any private capital raising transactions involving our equity securities that closes between the date of the Investment Agreement and 60 days after the Termination Date.

On September 14, 2011, we delivered a Notice of Termination to the Investor to terminate the Investment Agreement.  Nonetheless, certain provisions of the Investment Agreement will survive for a period of time following such termination to the extent provided in the Investment Agreement.  Notably, the Investor’s right of first refusal survives for a period of 60 days following the termination of the Investment Agreement.

POSCO

On August 24, 2011, we entered into a Securities Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA”) with POSCO Canada Ltd., a wholly owned subsidiary of POSCO (“POSCAN”) (together, the “POSCAN Agreements”), pursuant to which on September 14, 2011, POSCAN purchased 38,095,300 Units of our securities for approximately $8 million, with each “Unit” consisting of one share of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $0.40.

POSCAN will purchase an additional 47,619,000 Units at the same $0.21 price per Unit (for an aggregate additional purchase price of approximately $10 million) upon satisfaction of certain conditions, including:  (i) completion of an updated Measured and Indicated Resource Report prepared in compliance with NI 43-101 standards that concludes that our Maricunga property meets certain technical requirements and that proceeding to conduct a feasibility study on the Maricunga project is warranted; (ii) completion of a work program agreed to by us and POSCAN; and (iii) having the necessary permits and approvals in place for building and operating a brine test facility on the Maricunga property.  The SPA provides that we are to use the proceeds from such investments exclusively for activities related to the development of the Maricunga project, pursuant to budgets mutually agreeable to us and POSCAN.

The SPA includes provision for POSCAN to purchase brine from the Maricunga property and test it at POSCAN’s test facility in Korea.  In addition, the SPA provides that we and POSCAN will discuss and evaluate the development, financing and construction of a brine testing facility on the Maricunga property, and that if such facility is built, we would (i) supply the test facility with brine and other materials and utilities and (ii) assist POSCAN in obtaining any rights, licenses and permits required to build and operate such facility.

The securities purchased by POSCAN will be locked up and may not be sold (subject to customary exceptions) until June 14, 2012.  Pursuant to the IRA, we have granted POSCAN the right to demand registration of the common stock included in the Units, and issuable upon exercise of the warrants included in the Units, commencing 12 months after the date of issuance of the Units and ending five years after the date of the IRA.  Our obligation to register any such shares shall terminate once they may be sold without registration in any 30 day period pursuant to Rule 144 under the Securities Act.  Upon a registration demand made by POSCAN pursuant to the IRA, we must file a registration statement covering the relevant shares within 75 calendar days of such demand, and use our best efforts to have it declared effective within 120 calendar days of filing.  If we do not meet these deadlines, we must pay liquidated damages of 2% of the purchase price of the relevant securities per month until such failures are cured (up to an aggregate maximum of 10%).  POSCAN will also have “piggy-back” registration rights with respect to such shares.

The IRA provides that we will appoint a director nominated by POSCAN to our Board of Directors, and will continue to nominate a POSCAN-designee at each annual meeting for as long as POSCAN owns not less than 10% of the issued and outstanding shares of our common stock.  (On June 14, 2011, our Board of Directors appointed Hyundae Kim as a director as POSCAN’s designee.  See “Directors, Executive Officers, Promoters and Control Persons—Executive Officers and Directors” below.)   So long as POSCAN holds any shares of our common stock (subject to customary exceptions), we shall not issue any new securities to any person unless we have also offered to POSCAN the right to purchase its pro rata share of such securities on the same terms and conditions as are offered, as to maintain its then percentage interest in our outstanding capital.  The IRA also provides that, until the earlier of (i) POSCAN owning less than 10% of our issued and outstanding common stock and (ii) our aggregate market capitalization exceeding $250 million, we may not undertake certain actions without the approval of POSCAN (which approval may be evidenced by the affirmative vote or consent of POSCAN’s director nominee), including:  a liquidation, merger or reorganization; a sale of all or substantially all of our assets; incurring indebtedness in excess of $1,000,000 (subject to certain exceptions); create or take any action that results in our holding the capital stock of any subsidiary that is not wholly owned (with certain exceptions); transfer or license our proprietary technology to a third party; substantially change the scope of our business; or amend or waive any non-competition or non-solicitation provision applicable to our Chief Executive Officer or Chief Operating Officer.

The foregoing is a summary of the principal terms of the SPA and the IRA and is qualified in its entirety by the detailed provisions of the actual agreements, which are incorporated by reference as exhibits to this Report are incorporated herein by reference.

POSCO (with its subsidiaries) is a diversified company, with operations in energy, chemicals and materials and is one of the largest steel manufacturers in the world.   There can be no assurance that any final agreement will be reached with POSCAN with respect to a pilot plant, a commercial plant, any further investment by POSCAN, any purchase by POSCAN of our production, or otherwise.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States GAAP.  U.S. GAAP represents a comprehensive set of accounting and disclosure rules and requirements.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, however, in the past the estimates and assumptions have been materially accurate and have not required any significant changes. Should we experience significant changes in the estimates or assumptions that would cause a material change to the amounts used in the preparation of our financial statements, material quantitative information will be made available to investors as soon as it is reasonably available.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Share-based Payments

We determine the fair value of stock option awards granted to employees in accordance with FASB ASC Topic No. 718 – 10, “Share-Based Payments”) and to non-employees in accordance with FASB ASC Topic No. 505 – 50.

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

Warrants

Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The warrants are measured at estimated fair value using a modified lattice model, which is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimate volatility at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of, and for the years ended, June 30, 2011, and 2010, and for the period from June 24, 2005 (inception) through June 30, 2011, are included beginning on Page F-1 immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

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

The chief executive officer and the chief financial officer have concluded, based on their evaluation as of June 30, 2011, that, as a result of the material weaknesses described below, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company.

(b) Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, (as defined in the Exchange Act) Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this report (the “Evaluation Date”). The following material weaknesses were noted in the evaluation of our internal controls over financial reporting:

1.	We did not maintain proper segregation of duties for the preparation of our financial statements.

The Company does not have a formal review policy for purposes of the preparation of the financial statements, which can result in disclosures that are inaccurate or incomplete.  The Company intends to establish a formal review policy of the financial statements during the year ended June 30, 2012.

2.	We have not established an Audit Committee independent of management.

The Company intends to establish an Audit Committee independent of management as the Company becomes more financially stable.

These material weaknesses have been disclosed to our Board of Directors, and we are continuing our efforts to improve and strengthen our control processes and procedures.  Our management and directors will continue to consult with our auditors to ensure that our controls and procedures are adequate and effective.

As a result of the existence of these material weaknesses as of June 30, 2011, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2011, based on the criteria set forth by the COSO in Internal Control-Integrated Framework.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our independent registered public accounting firm because smaller reporting companies are exempt from this requirement.

(c) Changes in Internal Controls.

There were no changes in our internal controls over financial reporting, known to the chief executive officer or to the chief financial officer that occurred during the fourth quarter of our 2011 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed
Luis Francisco Saenz	40	Chief Executive Officer and Director	October 19, 2009
R. Thomas Currin, Jr.	54	Chief Operating Officer	August 11, 2010
Eric E. Marin	49	Interim Chief Financial Officer	January 13, 2010
Anthony Hawkshaw	58	Director	December 10, 2009
Hyundae Kim	41	Director	September 14, 2011
Harvey McKenzie	65	Director	June 27, 2011
David G. Wahl	66	Director	February 18, 2010

In addition, the following persons were officers and/or directors of the Company until their resignations, effective upon the closing of POSCAN’s investment on September 14, 2011:

Name	Age	Title	Date First Appointed
David Rector	64	President, Treasurer, Secretary and Director	June 6, 2008
Kjeld Thygesen	63	Director	December 10, 2009

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Our executive officers are appointed by the Board of Directors and serve at its pleasure.

Certain biographical information for each of our executive officers and directors is set forth below.

Luis Francisco Saenz joined our Board of Directors on October 19, 2009. Mr. Saenz has been our Chief Executive Officer since October 19, 2009. Mr. Saenz has an employment agreement with us but does not receive cash compensation for his services to us. Mr. Saenz has over 18 years of experience in the mining industry. He is currently, and has been since July 21, 2008, the President and a Director of the publicly traded Loreto Resources Corporation (LRTC.OB), and he also served as their Chief Executive Officer from July 21, 2008 until August 25, 2011. Mr. Saenz was formerly employed at Standard Bank (“Standard”) with Standard’s investment banking unit, Standard Americas, Inc. Mr. Saenz joined Standard in New York in 1997 and relocated to Peru in 1998 to establish Standard’s Peru representative office. While in Peru, Mr. Saenz led Standard’s mining and metals organization effort in the Latin America region. Mr. Saenz returned to New York in 2007 to head Standard’s mining and metals team in the Americas. Mr. Saenz previously worked for Pechiney World Trade in the base metals trading area before joining Merrill Lynch as Vice-President for Commodities in Latin America. Mr. Saenz graduated from Franklin and Marshall College in 1991 with a Bachelor of Arts degree in economics and international affairs.

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

Anthony Hawkshaw was appointed to our Board of Directors on December 10, 2009. Mr. Hawkshaw is the current CFO and a director of Rio Alto Mining Limited (TSX.V: RIO), and has been a director of Statesman Resources Ltd (TSX.V: SRR) since 2006. Mr. Hawkshaw has over 25 years’ experience in the mining industry, and has extensive experience in the marketing of metals in refined and concentrate form and in metals trading. He has arranged debt, equity and convertible debt financings with institutional investors, commercial banks and multilateral lending agencies. From 2005 to 2007, Mr. Hawkshaw was the CFO of Grove Energy Limited, a London and Toronto listed oil and gas development company. In 2004, Mr. Hawkshaw was the CFO of Chariot Resources Limited for a period of 12 months. Prior to Chariot, Mr. Hawkshaw was CFO of Pan American Silver Corp from 1995 to 2003. Mr. Hawkshaw is a Chartered Accountant and holds a Bachelor Degree in Business Management from the Ryerson University in Toronto.

Hyundae Kim was appointed to our Board of Directors on September 14, 2011, in connection with the closing of POSCAN’s initial investment in our securities.  Mr. Kim has accumulated various experiences both in the private and the government sectors.  Mr. Kim worked in the Korean Central Government‘s Ministry of Commerce, Industry and Energy from 1994 until 2006 mainly dealing with industrial policy, trade policy and international trade negotiation.  After that, Mr. Kim moved to the private sector and, from July 2006 to October 2009, he served as Managing Director for New Investment Development and Strategy and ILGIN Materials, a Korean B2B company.  In November 2009, Mr. Kim joined POSCO (one of the biggest steel companies in the world) and has been serving as a director in its Growth and Investment Division.  At ILGIN Materials and POSCO, Mr. Kim has worked on investment alternatives including mergers and acquisitions, joint venture and organic growth projects.  Mr. Kim graduated with a Bachelor of Economics from Seoul National University in Korea and received an MBA from INSEAD in France.

Harvey McKenzie was appointed to our Board of Directors on June 27, 2011. Mr. McKenzie is a Chartered Accountant and has been the CFO and corporate secretary of Anconia Resources Corp. (TSXV: ARA.V) since June 2011 and Eurotin Inc. (TSXV: TIN.V ) since May 2011 and the CFO and a director of Manor Global Inc., a capital pool company, since February 2005.  Prior thereto, Mr. McKenzie served as the CFO of several Canadian publicly listed exploration, development and producing mining companies, including Sino Vanadium Inc. from May 2010 to March 2011, Iberian Minerals Corp. from July 2007 to July 2009, Carlisle Goldfields Limited from September 2006 to July 2007, and Asian Mineral Resources Limited from July 2006 to January 2008.  From August 2005 to July 2007, he was the CFO and a director of Card One Plus, Ltd., an electronic payment solutions company. He has also served as a consultant for several private companies and on the boards of several junior Canadian natural resource companies for over a decade. Prior thereto, he was in the financial services sector from 1987 to 1995; and from 1983 to 1987 he served as Director of Information Services of Ernst & Young, Chartered Accountants, in Toronto. From 1977 to 1983, he provided management and controllership functions for various financial institutions. From 1970 to 1977, he served as an Auditor for PricewaterhouseCoopers, Chartered Accountants. Mr. McKenzie obtained his Diploma in Alternate Dispute Resolution from the University of Toronto in 2001. He obtained his C.A. from the Institute of Chartered Accountants of Ontario in 1973 and his B.Sc. (Hons.) in Mathematics from the University of Toronto in 1970.

David G. Wahl, P. Eng., P.Geo. ICD.D was appointed to our Board of Directors on February 18, 2010.  From 2005 to the present, Mr. Wahl has been the President and CEO of Southampton Associates - Consulting Engineers & Geoscientist, a private consulting concern specializing in mining and technical issues for corporate clients, financial institutions and governments. Mr. Wahl is a Director of Ethiopian Potash Corporation (TSX-V) and Femin Inc (Frankfurt). Mr. Wahl also has served in a technical advisory capacity to certain financial institutions, government agencies, and national legal and accounting firms.  As a past director of the Prospectors and Developers Association, Mr. Wahl provided independent peer review of the OSC/TSE Mining Standard Task Force and for Canadian National Instrument 43-101.  Mr. Wahl contributed to a similar review process as co-chair of the Professional Engineers of Ontario Review Committee.  Mr. Wahl is a graduate of the Colorado School of Mines and received a degree as an Engineer of Mines in 1968.

David Rector served on our board of directors from June 6, 2008 until September 14, 2011.  Mr. Rector served as our President, Treasurer and Secretary from June 6, 2008 until September 14, 2011, and he also served as our Chief Executive Officer from June 6, 2008 until October 19, 2009 and as our Chief Financial Officer from June 6, 2008 until January 13, 2010. Mr. Rector has served as the Chief Executive Officer, President and Director of Nevada Gold Holdings, Inc., from November 5, 2009, through May 2, 2011, and from April 19, 2004 through December 31, 2008.  He has served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of Standard Drilling, Inc., since November 2007 and served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of Universal Gold Mining Corp. from September 30, 2008, until November 2010. Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience Technologies, Inc., from June 2004 to December 2006, when he resigned as an officer and director of Nanoscience.  Mr. Rector also served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of California Gold Corp. (f/k/a US Uranium, Inc.) from June 15, 2007 to July 11, 2007 and again from August 8, 2007 to November 12, 2007. Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries.  From January 1995 until June 1995, Mr. Rector served as the General Manager of the Consumer Products Division of Bemis-Jason Corporation. Mr. Rector was employed by Sunset Designs Inc., a manufacturer and marketer of consumer product craft kits from June 1980 until June 1985.

Additionally, Mr. Rector currently serves on the Board of Directors of the following public companies:

Name	Director Since

Senesco Technologies, Inc. (AMEX: SNT)	February 2002
Dallas Gold & Silver Exchange (AMEX: DSG)	May 2003
California Gold Corp. (OTCBB: CLGL)	June 2007
Standard Drilling, Inc. (STDR.PK)	November 2007
Universal Gold Mining Corp. (OTCBB: UGDM)	September 2008

Mr. Rector obtained his Bachelor’s Degree in Business Administration from Murray State University in 1969.

Kjeld Thygesen served on our Board of Directors from December 10, 2009 until September 14, 2011. Mr. Thygesen has been a director of Ivanhoe Mines, Ltd. (TSX: IVN - News) since 2001, and has over 30 years’ experience as a resource analyst and fund manager within the mining industry. Mr. Thygesen co-founded Lion Resource Management, a specialist investment manager in the mining and natural resources sector, in May 1989 and is currently a Managing Director. In 1979, Mr. Thygsen joined N.M. Rothschild & Sons Limited as manager of its Commodities and Natural Resources Department with overall responsibility for strategy and management of commodity trusts and precious metal funds. Mr. Thygesen became an executive director of N.M. Rothschild Asset Management Limited in 1984 and N.M. Rothschild International Asset Management Limited from 1987 until May 1989. Mr. Thygesen previously worked for James Capel & Co. as part of that company's highly rated research team. Mr. Thygesen is a graduate of the University of Natal in South Africa and a member of the Institute of Corporate Directors.

Rights to Nominate Directors

The Alfredo SPA provided the Alfredo Sellers with the right to designate one or more persons to be nominated for election to our Board of Directors if the Alfredo Sellers hold at least 10% of our outstanding common stock.  (At present the Alfredo Sellers hold less than 10% of our outstanding common stock.) The number of such nominees that the Alfredo Sellers may designate will be the greater of (i) one and (ii) a portion of our full Board that is proportional to Alfredo Sellers’ ownership of our outstanding common stock (rounding down).

We have agreed with the Maricunga Sellers:  (a) to increase the number of directors constituting our Board of Directors to seven; (b) that the Maricunga Sellers will have the right to nominate three of our directors and that a fourth director (who shall hold of the position of Chairman of the Board) will be jointly nominated by the Maricunga Sellers and by our management (such persons, or any successors thereto nominated by the Maricunga Sellers or by the Maricunga Sellers and management, as the case may be, the “Nominees”), and that the Board shall appoint such Nominees to fill vacancies created in the Board by the increase in the number of directors and by resignations, to serve until the next annual meeting of stockholders; (c) that the Nominees shall continue to be nominated as directors by our management at the next and subsequent annual meetings of our stockholders, and at any special meeting of the stockholders at which directors are to be elected (collectively, a “Meeting”), during the period of the Lock-Up (but the Nominees will be subject to reelection by the stockholders as provided in our By-Laws); and (d) that if any Nominee is not elected by the stockholders pursuant to the By-Laws, the Maricunga Sellers, or the Maricunga Sellers and management, as the case may be, will have the right to designate the same or another person as their Nominee at the next Meeting, provided it is within the period of the Lock-Up.  To date, the Maricunga Sellers have not exercised their right to nominate Board members.

Pursuant to the Investor’s Rights Agreement between POSCAN and us, dated as of August 24, 2011, we were required to appoint a director nominated by POSCAN to our Board of Directors, and we must continue to nominate a POSCAN-designee at each annual meeting for as long as POSCAN owns not less than 10% of the issued and outstanding shares of our common stock.  We appointed Mr. Hyundae Kim to our Board of Directors, effective upon the September 14, 2011 closing of POSCAN’s initial investment in us.

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

While our Board of Directors has not affirmatively determined that any of its members is an “audit committee financial expert,” within the meaning of Item 407 of Regulation S-K promulgated under the Exchange Act, we believe that our directors have adequate knowledge of U.S. GAAP and internal control over financial reporting.  Among other things:

•
Mr. Hawkshaw previously served as the Chief Financial Officer of Pan American Silver Corp (PAAS:NASDAQ, TSX) and is currently Chief Financial Officer and a Director of Rio Alto Mining Limited (BVL:RIO; TSX-V:RIO; OTCQX:RIOAF; Frankfurt:MS2);

•	Our former director, Mr. Rector, has served as Chief Executive Officer and/or Chief Financial Officer of several U.S. listed public companies; and

•
Mr. McKenzie is a Chartered Accountant and has been the Chief Financial Officer of Anconia Resources Corp. (TSX-V:ARA) and Eurotin Inc. (TSX-V:TIN), and had previously served as the Chief Financial Officer of several Canadian publicly listed exploration, development and producing mining companies.

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

Compliance with Section 16(a) of the Exchange Act

Prior to March 16, 2011, our common stock was not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders were not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act prior to that date.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under  Rule 16a-3(e) under the Exchange Act during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation to the Company from the reporting person that no Form 5 is required, no person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of the Company’s common stock, or any other person known to the Company to be subject to section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except as described below:

Number of
transactions that
were not
	Number of late		reported on a	Failure to file a
Name	reports		timely basis	required Form
R. Thomas Currin, Jr.	-		-	-
Anthony Hawkshaw	-		-	-
Eric E. Marin	-		-	-
Harvey McKenzie	1	*	-	-
David Rector	-		-	-
Luis Francisco Saenz	-		-	-
Kjeld Thygesen	-		-	-
David G. Wahl	-		-	-
Calcata Sociedad Anónima S.A.	-		-	1	*

* Form 3 Initial Statement of Beneficial Ownership of Securities

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended June 30, 2011 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2011; and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2011 that received annual compensation during such fiscal year in excess of $100,000.

Summary Compensation Table

							Change
							in
							Pension
							Value
						Non-Equity	and Non-
						Incentive	qualified
						Plan	Deferred
Name and				Stock	Option	Compen-	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	sation	Earnings	Compensation
Position	Year	($)	($)	($)	($)	($)	($)	($)	Total ($)
Luis Francisco Saenz	2011	75,000	-	154,000	-	-	-	-	229,000
Chief Executive Officer (1)	2010	-	-	4,800	-	-	-	-	4,800

Thomas E. Currin	2011	75,000	100,000	1,232,500	343,310	-	-	-	1,750,810
Chief Operating Officer (2)	2010	-	-	-	-	-	-	-	-

David Rector	2011	6,000	-	-	-	-	-	-	6,000
Former President, Treasurer, Secretary and Chief Executive Officer (3)	2010	6,000	-	-	-	-	-	-	6,000

Eric E. Marin	2011	10,000	-	-	-	-	-	-	10,000
Interim Chief Financial Officer (4)	2010	21,600	-	-	-	-	-	-	21,600

(1)
Mr. Saenz was appointed our Chief Executive Officer as of October 19, 2009.  Mr. Saenz has an employment agreement with us as described below.  We granted Mr. Saenz 1,500,000 shares of our restricted common stock upon his initial hire and 700,000 restricted stock units on June 27, 2011, which had a grant date fair value of $154,000.  We have been paying Mr. Saenz at the rate of $100,000 per annum for the first calendar quarter of 2011 and $200,000 per annum thereafter.

(2)
Mr. Currin was appointed our Chief Operating Officer on August 11, 2010.  We granted 2,500,000 shares of restricted stock to MIZ under the 2009 Plan, which vest upon the achievement of certain milestones, and the grant date fair value of which is $950,000.  During the year ended June 30, 2011,,we also granted to MIZ 736,842 shares of common stock outside of the 2009 Plan with a grant date fair value of $282,500.  In connection with our hiring of Mr. Currin, we granted 1,000,000 stock options under the 2009 Plan to MIZ, having a grant date fair value of $343,310.  Mr. Currin’s base salary was $200,000 per annum.  However, pursuant to an amendment to the our Employment Services Agreement with MIZ, we issued an aggregate of 500,000 shares of our common stock in lieu of (i) all base salary earned in calendar year 2010 and (ii) one-half of the base salary for the first calendar quarter of 2011.

(3)
Mr. Rector served as our President, Treasurer and Secretary from June 6, 2008 until September 14, 2011.  In addition, from June 6, 2008, until October 19, 2009, Mr. Rector was our Chief Executive Officer.  We paid Mr. Rector a salary of $500 per month for his services to us as our President, Treasurer and Secretary.

(4)
Mr. Marin was appointed our Interim Chief Financial Officer on January 13, 2010.  Mr. Marin is compensated through our Engagement Letter with Marin Management Services, LLC, dated January 7, 2010 (the “Marin Agreement”), pursuant to which we pay $200 per hour for Mr. Marin’s services to us as Interim Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2009 Equity Incentive Plan. (See “Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance under Equity Compensation Plans,” above).  The following tables set forth information regarding stock options held by the Company’s Named Executive Officers at June 30, 2011.

Option Awards
Equity incentive
plan awards:
	Number of	Number of	Number of
	securities	securities	Securities
	underlying	underlying	underlying
	unexercised	unexercised	unexercised	Option plan
	options	options	unearned	exercise	Option
Name	exercisable (#)	unexercisable (#)	options (#)	price ($)	expiration date
Luis Saenz (2)	—	—	—	—	—
David Rector	—	—	—	—	—
Thomas Currin (3)	—	1,000,000	1,000,000	$0.38	8-10-2020
Eric E. Marin	—	—	—	—	—

Stock Awards
Equity Incentive
Plan Awards:
Market or Payout
			Equity Incentive Plan	Value of Unearned
	Number of Shares	Market Value of	Awards: Number of	Shares, Units or
	or Units of Stock	Shares or Units of	Unearned Shares, Units	Other Rights That
	That Have Not	Stock That Have	or Other Rights That	Have Not Vested
Name	Vested (#)	Not Vested ($)	Have Not Vested (#)	(#) (1)
Luis Saenz (2)	—	—	700,000	$161,000
David Rector	—	—	—	—
Thomas Currin (3)	—	—	2,000,000	$460,000
Eric E. Marin	—	—	—	—

(1)	Value is based on last sale price of our common stock on June 30, 2011, which was $0.23 per share.

(2)	Mr. Saenz received a grant of 700,000 restricted stock units under the 2009 Plan which vests in three equal installments on each of January 15, 2012, 2013 and 2014.

(3)
Consists of awards granted to MIZ Comercializadora, S. de R.L. (“MIZ”), a corporation owned in part by Mr. Currin.  Includes 2,000,000 shares of restricted stock granted under the 2009 Plan that remain subject to vesting upon achievement of various milestones.  Also includes options granted under the 2009 Plan to purchase 1,000,000 shares of common stock which vests in three equal installments on each of August 10, 2011, 2012 and 2013.

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

Employment Agreements with Executive Officers

We have an employment agreement with our Chief Executive Officer, and each of our Interim Chief Financial Officer and our Chief Operating Officer is compensated through an agreement between us and his affiliate.

Employment Agreement with Luis Saenz

We have entered into an Employment Services Agreement with our Chief Executive Officer, Luis Saenz, effective as of August 24, 2011.  Under the Employment Services Agreement, Mr. Saenz will devote his full-time efforts to us, and we will pay Mr. Saenz such base salary as may be determined by our Board of Directors.  The Employment Services Agreement has an initial term of one year and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew.  We may also pay Mr. Saenz an annual bonus at such time and in such amount as may be determined by our Board of Directors in its sole discretion.

Mr. Saenz’s employment by us remains “at-will” and terminable at any time for any reason or for no reason.  If Mr. Saenz’s employment is terminated by us without Cause, we must continue to pay him any base salary at the rate then in effect for a period of 18 months.  If Mr. Saenz terminates the Employment Services Agreement for Good Reason, or in the event of a termination of employment due to a permanent disability, we will continue to pay him any base salary at the rate then in effect for a period of 18 months.

For the duration of the employment period and, unless we terminate Mr. Saenz’s employment without Cause, for a period of 18 months thereafter, Mr. Saenz has agreed not to directly or indirectly compete with any business engaged in by us or proposed to be engaged in by us during the period of his employment anywhere within the countries in which we are then operating.

The foregoing is a summary of the principal terms of the Employment Services Agreement and is qualified in its entirety by the detailed provisions of the actual agreement, which is incorporated by reference as an exhibit to this Report and is incorporated herein by reference.

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

Employment Services Agreement with MIZ Comercializadora

We have retained Mr. Currin’s services as our Chief Operating Officer under an Employment Services Agreement, dated as of August 11, 2010, with MIZ Comercializadora, S. de R.L. (“MIZ”), a corporation owned in part by Mr. Currin.  Under the Employment Services Agreement, we will pay MIZ a base fee of $200,000 per year (the “Base Fee”), in monthly installments.  After the first year, the base fee may be increased on each anniversary of the Employment Services Agreement at the sole discretion of our Board of Directors.  We paid MIZ a signing bonus of $100,000, of which $10,000 was paid in cash and $90,000 in 236,842 restricted shares of our common stock valued at $0.38 per share, the fair market value on August 11, 2010.  On June 27, 2011, pursuant to the Employment Services Agreement, the Company agreed to award MIZ a cash bonus equal to $100,000, payable within ten (10) days after the Company files with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended June 30, 2011. The annual bonus in subsequent years will be in such amount (up to 75% of the then applicable base fee) as the Board may determine in its sole discretion, based upon both Mr. Currin’s achievement of certain performance milestones to be established annually by the Board in discussion with MIZ and our performance overall.  In the event the Board and MIZ are unable to agree to milestones, the amount of the bonus shall be determined by the Board on a discretionary basis.

Pursuant to the Employment Services Agreement, we have granted to MIZ an award under the 2009 Plan pursuant to which we issued 2,500,000 restricted shares of our common stock (the “Restricted Stock”).  The shares of Restricted Stock vest in installments of between 300,000 and 1,000,000 shares upon the achievement of certain milestones set forth in the Employment Services Agreement, subject to acceleration upon a change of control or a termination of Mr. Currin’s employment by MIZ for Good Reason (as defined in the Employment Services Agreement) or by us for any reason other than for Cause (as defined in the Employment Services Agreement). To date, 500,000 shares of the Restricted Stock have vested. If his employment is terminated by us for Cause, or by Mr. Currin for any reason other than Good Reason, then all unvested Restricted Stock will immediately expire.

In February 2011, we signed an Amendment to the Employment Services Agreement with MIZ. Under the Amendment, MIZ accepted 500,000 shares of common stock in lieu of salaries payable to MIZ for the six months ended December 31, 2010 and half of salaries payable to MIZ for the three months ending March 31, 2011. These shares were issued in February 2011. MIZ was also paid $25,000 in cash for compensation during the nine months ended March 31, 2011.

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

Compensation of Non-Employee Directors

We have no formal policy for compensation of our non-employee directors.  Certain of our directors were compensated for their services in shares of common stock or by stock option grants.  Also, their expenses in attending meetings were reimbursed.

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

Upon Mr. Thygesen’s resignation from the Board of Directors on September 14, 2011, his options, to the extent unvested, terminated immediately.  Accordingly, only 166,667 of his options remain outstanding and shall expire on December 14, 2011.

As noted above, pursuant to the Employment Services Agreement, we have granted to MIZ an option to purchase an aggregate of 1,000,000 shares of our common stock under the 2009 Plan, exercisable at a price of $0.38 per share, the fair market value per share of common stock on August 11, 2010, with a term of ten years.  One third of such options vest on each of August 11, 2011, 2012 and 2013.  If we terminate Mr. Currin’s employment for Cause, then all such options, whether or not vested, will immediately expire.  If his employment is terminated voluntarily by MIZ without Good Reason, then all unvested options will immediately expire.  Vested options, to the extent unexercised, will expire one month after the termination of employment (or nine months in the case of his death or permanent disability).  If his employment is terminated (a) in connection with a Change of Control (as defined in the Employment Services Agreement), (b) by us without Cause or (c) by MIZ for Good Reason, then all unvested options will immediately vest and will expire nine months after such event.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of October 4, 2011 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•      each of our directors;

•      each of our executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.  Information given with respect to beneficial owners who are not officers or directors of ours is to the best of our knowledge.  Unless otherwise noted, the address of each person below id c/o Li3 Energy, Inc., Av. Pardo y Aliaga 699, Oficina 802, San Isidro, Lima, Peru.

Title of Class: Common Stock
	Amount and Nature
	of
	Beneficial		Percentage of
Name and Address of Beneficial Owner	Ownership(1)		Class (2)

David Rector	0		—
Luis Francisco Saenz	1,300,000	(3)	*
Eric E. Marin	0		*
Anthony Hawkshaw	66,667	(4)	*
Harvey McKenzie	111,111	(5)	*
David G. Wahl	0		*
R. Thomas Currin, Jr.	3,570,175	(6)	1.1%
Hyundae Kim	0		*

All directors and executive officers as a group (8 persons)	5,047,953	(3)(6)	1.6%

POSCO Canada Ltd. 650 W. Georgia St., Suite 2350 Vancouver, British Columbia V6B 4N9 Canada	76,190,600	(7)(8)	21.2%

Calcata Sociedad Anónima S.A. San Antonio N°19, Of. 1601 Santiago, Santiago Chile	51,041,666	(7)(9)	15.9%

Campos Mineral Asesorias Profesionales Limitad Mardoqueo Fernández N° 128 Providencia, Santiago Chile	18,375,000	(7)(9)	5.7%

Roberto Gaona Velasco Los Gomeros N° 1643 Vitacura, Santiago Chile	16,333,334	(7)(9)	5.1%

Christian Hidalgo Reyes Luz N° 340 Apt. 601, Las Condes, Santiago Chile	16,333,334	(7)(9)	5.1%

Jorge Barrozo Sankan Irarrazaval N°1729, Apt. 201 Ñuñoa, Santiago Chile	12,250,000	(7)(9)	3.8%

Jean Pierre Naciff Catalano Maipú N° 446 Copiapo Chile	8,166,666	(7)(9)	2.5%

LW Emerging Markets Opportunities Master Fund, Ltd. c/o Walkers SPV Limited Walker House 87 Mary Street KY1-9002, Grand Cayman Cayman Islands	18,372,503	(7)(10)	5.5%

*           Indicates less than one percent.

1
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes having or sharing voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 4, 2011, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

2	Percentages are based upon 322,009,220 shares of Common Stock issued and outstanding as of October 4, 2011.

3
Does not include 700,000 shares of common stock issuable pursuant to Restricted Stock Units granted to Mr. Saenz under the 2009 Plan. Until such Restricted Stock Units vest, Mr. Saenz has no voting or dispositive power with respect to such shares.

4
Includes 16,667 shares of our common stock issuable upon exercise of options granted under the 2009 Plan, which are exercisable within 60 days.  Does not include 33,333 shares of our common stock issuable upon the exercise of options granted under the 2009 Plan, which are not exercisable within 60 days.

5	Includes 37,037 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.

6
Includes 1,236,842 shares of common stock held by MIZ Comercializadora, S. de R.L. (“MIZ”). Also includes 2,000,000 shares of Restricted Stock issued to MIZ pursuant to a restricted stock grant made under the 2009 Plan.  While such shares of Restricted Stock are subject to various vesting milestones, MIZ has voting power with respect to such shares unless and until they are forfeited.  Our Chief Operating Officer, R. Thomas Currin, Jr., may be deemed beneficially to own the securities held by MIZ.  Includes 333,333 shares of our common stock issuable upon exercise of options granted under the 2009 Plan, which are exercisable within 60 days.  Does not include 666,667 shares of our common stock issuable upon exercise of options granted under the 2009 Plan which are not exercisable within 60 days.

7	Estimate of beneficial ownership, based on information available to us. The beneficial owner may have acquired shares held in street name, of which we are not aware.

8
Includes 38,095,300 shares of our common stock issuable upon the exercise of the warrants that are currently exercisable.  Does not include 47,619,000 shares of common stock and warrants to purchase an additional 47,619,000 shares of our common stock pursuant to the Securities Purchase Agreement upon the satisfaction of certain conditions.

9
Because of the arrangements described in “Directors, Executive Officers, Promoters and Control Persons, Rights to Nominate Directors” above these persons  may be deemed to constitute a group as defined in Section 13(d) of the Exchange Act.  However, each such person (a) disclaims membership in a group and (b) disclaims beneficial ownership of the shares of Common Stock beneficially owned by any other such person or any other person.

10
LW Emerging Markets Opportunities Master Fund, Ltd. and LW Natural Resources Opportunities Fund, Ltd are under common control.  Accordingly, LW Emerging Markets Opportunities Master Fund, Ltd. and LW Natural Resources Opportunities Fund, Ltd. may be deemed to beneficially own the securities held by the other.  Includes 5,039,169 shares of common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days.  Includes 750,000 shares of common stock issuable upon exercise of warrants and 6,250,000 shares of common stock issuable upon conversion of zero-coupon convertible notes held by LW Natural Resources Opportunities Fund, Ltd., which warrants and convertible notes are currently exercisable or convertible.

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

During the year ended June 30, 2010, we subleased approximately 800 square feet of office space in Lima, Peru, from Loreto Resources Corporation, a Nevada Corporation whose Chief Executive Officer and Interim Chief Financial Officer are also our Chief Executive Officer and Interim Chief Financial Officer.  Our sublease payments, including shared administrative costs, are billed to the company at Loreto Resources Corporation’s cost in proportion to our share of the total space, and totaled $21,859 for 2010.  This sublease terminated on June 30, 2010.

Pursuant to the terms of the Marin Agreement, we pay Marin Management Services, LLC, an affiliate of Eric Marin, at the rate of $200 per hour for providing us with Mr. Marin’s services as our Interim Chief Financial Officer.  In addition, the Marin Agreement provides that we shall pay all expenses incurred in providing such services.

Antonio Ortúzar, who served on our Board of Directors from February 18, 2010, to October 25, 2010, is a Partner in Baker & McKenzie, a law firm that we have engaged to perform certain legal services for us.  We pay for such legal services at the standard rates that the firm charges its unrelated clients.  For our fiscal year ending June 30, 2011, the total legal fees we have incurred to such firm was approximately $96,083.  We have continued to incur legal fees payable to such firm in fiscal 2012.

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

Audit Fees.

The aggregate fees billed to us by our principal independent public accountant for services rendered during the fiscal years ended June 30, 2011 and 2010, are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2011	Fiscal year ended June 30, 2010
Audit fees (1)	$150,710	$86,425
Audit-related fees (2)	3,780	—
Tax fees (3)	2,000	—
All other fees (4)	—	—
Total fees	$156,490	$86,425

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

Financial Statement Schedules

The consolidated financial statements of Li3 Energy, Inc., are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

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

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on June 24, 2005 (1)

3.2	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 11, 2008 (2)

3.3	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on October 19, 2009 (4)

3.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 15, 2011 (17)

3.5	Bylaws of the Registrant (1)

4.1	Form of Investor A Warrant of the Registrant, issued in connection with a private placement of which several closings were held in November and December of 2009 (5)

4.2	Form of Investor B Warrant of the Registrant, issued in connection with a private placement of which several closings were held in November and December of 2009 (5)

4.3	Form of Warrant of the Registrant, issued in connection with a private placement of which several closings were held in June, July and September of 2010 (10)

4.4	Form of Warrant included in the D Units sold in the Second 2010 Unit Offering (13)

4.5	Form of Warrant included in the E Units sold in the Third 2010 Unit Offering (15)

4.6	Form of Warrant included in the units issued in private placement in April and May, 2011 (16)

4.7	Form of Warrant to be issued pursuant to Securities Purchase Agreement dated as of August 24, 2011, between the Registrant and POSCAN (18)

10.1 †	Registrant’s 2009 Stock Incentive Plan adopted October 19, 2009 (5)

10.2 †	Form of Stock Option Agreement under the Registrant’s 2009 Equity Incentive Plan (5)

10.3	Form of Subscription Agreement between the Registrant and each subscriber in a private placement offering of units (5)

10.4	Split-Off Agreement between the Registrant and John Suk, dated as of October 19, 2009 (8)

10.5	General Release Agreement between the Registrant and John Suk, dated as of October 19, 2009 (8)

10.6	Asset Purchase Agreement, dated as of February 16, 2010, among the Registrant, Next Lithium Corp. and Next Lithium (Nevada) Corp. (7)

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

10.12	Registration Rights Agreement, dated as of February 16, 2010, among the Registrant, Next Lithium Corp. and Next Lithium (Nevada) Corp. (7)

10.13	Escrow Agreement, dated as of February 16, 2010, among the Registrant, Next Lithium Corp., Next Lithium (Nevada) Corp. and Gottbetter & Partners, LLP, as escrow agent (7)

10.14 †	Engagement Letter, dated January 7, 2010, between the Registrant and Marin Management Services, LLC (8)

10.15	Assignment Agreement, dated as of March 12 , 2010, between Puna Lithium Corporation and the Registrant (8)

10.16	Master Option Agreement, dated as of March 12, 2010, between Lacus Minerals S.A. and the Registrant (8)

10.17	Share Purchase Agreement, dated as of March 12, 2010, among the Registrant, Beatriz Silvia Vasques Nístico and Daniel Boris Gordon (8)

10.18	Form of Subscription Agreement between the Registrant and each subscriber in the private placement of which several closings were held in June, July and September of 2010 (10)

10.19	Form of Registration Rights Agreement between the Registrant and the subscribers in the private placement of which several closings were held in June, July and September of 2010 (9)

10.20	Addendum to Master Option Agreement between Lacus Minerals S.A. and the Registrant, dated as of July 29, 2010 (12)

10.21
Stock Purchase Agreement, dated as of August 3, 2010, among the Registrant, Pacific Road Capital A Pty. Limited, as trustee for Pacific Road Resources Fund A, Pacific Road Capital B Pty. Limited, as trustee for Pacific Road Resources Fund B, and Pacific Road Capital Management G.P. Limited, as General Partner of Pacific Road Resources Fund L.P. (11)

10.22†	Employment Services Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (12)

10.23†	Form of Restricted Stock Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (12)

10.24	Letter Agreement between the Registrant and LW Securities, Ltd., dated November 24, 2010 (13)

10.25	Form of Subscription Agreement between the Registrant and each Subscriber in the Second 2010 Unit Offering (13)

10.27	Investment Agreement, dated as of December 2, 2010, between the Registrant and Centurion Private Equity, LLC (14)

10.28	Registration Rights Agreement, dated as of December 2, 2010, between the Registrant and Centurion Private Equity, LLC (14)

10.29	Form of Subscription Agreement between the Registrant and each Subscriber in the Third 2010 Unit Offering (15)

10.31†	Amendment No. 1 to Employment Services Agreement, dated as of December 14, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (13)

10.32	Settlement Agreement, dated as of December 30, 2010, between the Registrant and Robert James Sedgemore (13)

10.33
Binding Letter of Intent between the Registrant and shareholders of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, dated as of February 24, 2011, relating to Registrant’s acquisition of a controlling interest in certain assets (16)

10.34	Form of Securities Purchase Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011 (16)

10.36	Form of Registration Rights Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011 (16)

10.37
Amending Agreement, dated as of March 30, 2011, between the Registrant and the Alfredo Sellers, amending the Stock Purchase Agreement between Registrant and the Alfredo Sellers dated as of August 3, 2010 (16)

10.38	Credit Agreement, dated as of May 2, 2011, between the Registrant and certain private institutional investors (16)

10.39	Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga dated as of May 20, 2011 (16)

10.40	Securities Purchase Agreement dated as of August 24, 2011, between the Registrant and POSCAN (18)

10.41	Investor Rights Agreement dated as of August 24, 2011, between the Registrant and POSCAN (18)

10.42	Employment Services Agreement between the registrant and Luis Saenz, effective as of August 24, 2011 (18)

10.43	Amendment and Waiver Agreement with the holders of the Registrant’s zero-coupon bridge notes, dated as of August 25, 2011 (18)

14.1	Code of Ethics (3)

21.1*	List of Subsidiaries

31.1*¶	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*¶	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*¶	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*¶	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Filed with the Securities and Exchange Commission on August 19, 2005 as an exhibit to the Registrant’s registration statement on Form SB-2 (SEC File No. 333-127703), which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on July 29, 2008 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on September 25, 2009 as an exhibit to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on October 23, 2009 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on November 16, 2009 as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on January 25, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on March 18, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on May 14, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(9)	Filed with the Securities and Exchange Commission on June 15, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(10)	Filed with the Securities and Exchange Commission on July 19, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(11)	Filed with the Securities and Exchange Commission on August 9, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(12)	Filed with the Securities and Exchange Commission on November 4, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(13)	Filed with the Securities and Exchange Commission on February 22, 2011, as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(14)	Filed with the Securities and Exchange Commission on December 8, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(15)	Filed with the Securities and Exchange Commission on December 15, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(16)	Filed with the Securities and Exchange Commission on May 23, 2011, as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(17)	Filed with the Securities and Exchange Commission on March 21, 2011, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(18)	Filed with the Securities and Exchange Commission on August 26, 2011 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(19)	Filed with the Securities and Exchange Commission on September 25, 2009 as an exhibit to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

*	Filed/furnished herewith.

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

Li3 ENERGY, INC.

Dated: October 6, 2011	By:	/s/ Luis Saenz
Luis Saenz
Chief Executive Officer
(principal executive officer)

	By:	/s/ Eric E. Marin
Eric E. Marin
Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luis Saenz	Chief Executive Officer (principal	October 6, 2011
Luis Saenz	executive officer), and Director

/s/ Anthony Hawkshaw	Director	October 6, 2011
Anthony Hawkshaw

/s/ Hyundae Kim	Director	October 6, 2011
Hyundae Kim

/s/ Harvey McKenzie	Director	October 6, 2011
Harvey McKenzie

/s/ David G. Wahl	Director	October 6, 2011
David G. Wahl

LI3 ENERGY, INC.
(An Exploration Stage Company)
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of June 30, 2011 and 2010	F-3

Consolidated Statements of Operations for the years ended June 30, 2011 and 2010 and for the period from June 24, 2005 (Inception) through June 30, 2011	F-4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period from June 24, 2005 (Inception) through June 30, 2011	F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010 and for the period from June 24, 2005 (Inception) through June 30, 2011	F-8

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Li3 Energy, Inc.
(An Exploration Stage Company)
San Isidro, Lima, Peru

We have audited the accompanying consolidated balance sheets of Li3 Energy, Inc. (an Exploration Stage Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from June 24, 2005 (inception of the exploration stage) to June 30, 2011. These consolidated financial statements are the responsibility of Li3 Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period from June 24, 2005 (inception) through June 30, 2009 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from June 24, 2005 (inception) through June 30, 2009 include total revenues and net loss of $2,278 and $193,710, respectively. Our opinion on the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from June 24, 2005 (inception) through June 30, 2011, insofar as it relates to amounts for prior periods through June 30, 2009, is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Li3 Energy, Inc., as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended and for the period from June 24, 2005 (inception of the exploration stage) to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has no source of recurring revenue; negative working capital and cash flows; and has suffered recurring losses from operations; which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

www.gbhcpas.com
Houston, Texas
October 4, 2011

Li3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	As of	As of
	June 30, 2011	June 30, 2010
Assets
Current Assets:
Cash	$952,401	$302,821
Deferred financing costs	103,250	-
Prepaid expenses and advances	41,809	56,476
Total current assets	1,097,460	359,297

Mineral rights	64,041,000	340,000
Property and equipment, net of accumulated depreciation of $19,195 and $15,249, respectively	-	3,946
Total non-current assets	64,041,000	343,946
Total assets	$65,138,460	$703,243

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$259,992	$657,100
Accrued expenses	433,028	982,550
Payable to related parties	110,986	10,671
Zero-coupon convertible debt, net of accumulated amortization of $372,764 and $ 0 respectively.	372,764	-
Notes payable	95,000	95,000
Total current liabilities	1,271,770	1,745,321

Derivative liabilities - warrant instruments	15,244,754	8,029,728
Total liabilities	16,516,524	9,775,049

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 279,913,920 and 74,625,095 shares issued and outstanding as of June 30, 2011 and 2010, respectively	279,914	74,625
Additional paid-in capital	58,307,796	7,095,961
Deficit accumulated during exploration stage	(35,461,774)	(16,242,392)
Total stockholders' equity (deficit) of Li3 Energy, Inc.	23,125,936	(9,071,806)
Non-controlling interest	25,496,000	-
Total stockholder’s equity (deficit)	48,621,936	(9,071,806)
Total liabilities and stockholders' equity (deficit)	$65,138,460	$703,243

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations

			June 24, 2005
	Years Ended		(Inception)
	June 30,		through
	2011	2010	June 30, 2011

Revenues	$-	$-	$2,278

Cost of goods sold	-	-	1,182

Gross profit	-	-	1,096

Operating expenses:
Inventory impairment	-	-	1,469
Mineral rights impairment expense	4,120,000	4,718,785	8,838,785
Loss on settlements, net	1,497,500	-	1,497,500
Exploration expenses	560,075	2,335,779	2,895,854
General and administrative expenses	5,448,667	2,762,102	8,399,280
Total operating expenses	11,626,242	9,816,666	21,632,888

Other (income) expense:
Warrant modification expense	1,068,320	-	1,068,320
Change in fair value of derivative liability – warrant instruments	6,116,147	6,223,547	12,339,694

(Gain) loss on foreign currency translation	(1,383)	5,160	3,777
Interest income	(534)	(4,404)	(4,949)
Interest expense	410,590	7,713	423,140
Total other expense	7,593,140	6,232,016	13,829,982

Net loss	$(19,219,382)	$(16,048,682)	$(35,461,774)

Basic and diluted net loss per share	$(0.16)	$(0.19)

Weighted average number of common shares outstanding - basic and diluted	123,690,841	83,014,592

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
From June 24, 2005 (Inception) through June 30, 2011
				Deficit
				Accumulated
			Additional	During	Non-
	Common Stock		Paid-In	Exploration	Controlling
	Shares	Par Value	Capital	Stage	Interest	Total

Balance at June 24, 2005 (Inception)	-	$-	$-	$-	$-	$-
Stock issued for cash on June 24, 2005 at $0.000105 per share	35,526,336	35,526	(31,776)	-	-	3,750
Stock issued for cash on June 24, 2005 at $0.000105 per share	35,526,336	35,526	(31,776)	-	-	3,750
Net loss, period ended June 30, 2005	-	-	-	-	-	-
Balance, June 30, 2005	71,052,672	71,052	(63,552)	-	-	7,500
Stock issued for cash on March 14, 2006 at $0.001056 per share	47,368,454	47,368	2,632	-	-	50,000
Net loss, year ended June 30, 2006	-	-	-	(14,068)		(14,068)
Balance, June 30, 2006	118,421,126	118,420	(60,920)	(14,068)	-	43,432
Net loss, year ended June 30, 2007	-	-	-	(16,081)	-	(16,081)
Balance, June 30, 2007	118,421,126	118,420	(60,920)	(30,149)	-	27,351
Stock issued for cash on February 7, 2008 at $0.019 per share	2,631,595	2,632	47,368	-	-	50,000
Net loss, year ended June 30, 2008	-	-	-	(95,656)	-	(95,656)
Balance, June 30, 2008	121,052,721	121,052	(13,552)	(125,805)	-	(18,305)
Net loss, year ended June 30, 2009	-	-	-	(67,905)	-	(67,905)
Balance, June 30, 2009	121,052,721	121,052	(13,552)	(193,710)	-	(86,210)
October 2009, cancellation of former officer's shares	(71,052,626)	(71,052)	71,052	-		-
October 2009, stock issued to the chief executive officer for services at $0.0032 per share	1,500,000	1,500	3,300	-	-	4,800
November, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $42,392	6,400,000	6,400	1,018,222	-	-	1,024,622
November, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $5,350	2,120,000	2,120	299,447	-	-	301,567
November, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $31,243	1,820,000	1,820	234,944	-	-	236,764
December, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $4,859	1,900,000	1,900	260,222	-	-	262,122
December, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $76,632	1,760,000	1,760	167,361	-	-	169,121
December 2009, stock issued to a consultant for services at $0.61 per share	750,000	750	456,750	-	-	457,500
February 2010, stock issued to a consultant for services at $0.93 per share	375,000	375	348,375	-	-	348,750
March, 2010, stock issued for acquisition of mineral rights at $0.91 per share	4,000,000	4,000	3,636,000	-	-	3,640,000
June, 2010 common stock sold in private placement offering at $0.25 per share, less offering cost totaling $250,204	4,000,000	4,000	284,943	-	-	288,943
Stock options issued to consultant for services	-	-	114,783	-	-	114,783
Amortization of stock-based compensation expense	-	-	84,614	-	-	84,614
Stock issued by CEO to employees and director for services			129,500	-	-	129,500
Net loss, year ended June 30 , 2010	-	-	-	(16,048,682)	-	(16,048,682)
Balance, June 30, 2010	74,625,095	$74,625	$7,095,961	$(16,242,392)	$-	(9,071,806)

Li3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
From June 24, 2005 (Inception) through June 30, 2011 (continued)

				Deficit
				Accumulated
			Additional	During	Non-
	Common Stock		Paid-In	Exploration	Controlling
	Shares	Par Value	Capital	Stage	Interest	Total

July 2010, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $47,245	2,000,000	$2,000	$230,884	$-	$-	$232,884
August 2010, stock issued for acquisition of mineral rights at $0.39 per share	10,000,000	10,000	3,890,000	-	-	3,900,000
August 2010, stock issued for services at $0.30 per share	87,096	87	26,042	-	-	26,129
September 2010, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $4,757	160,000	160	18,017	-	-	18,177
November 2010, common stock sold in private placement offering at $0.05 per share – no offering costs	2,000,000	2,000	21,425	-	—	23,425
November 2010, common stock sold in private placement offering at $0.05 per share – no offering costs	2,000,000	2,000	23,214	-		25,214)
December 2010, stock issued for services at $0.231 per share	1,551,253	1,551	356,788	-	-	358,339
December 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $56,843	3,333,338	3,334	217,875	-	-	221,209
December 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $100,616	5,383,325	5,383	363,246	-	-	368,629
December 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $8,125	766,667	767	64,558	-	-	65,325
January 2011, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $41,033	1,783,333	1,783	91,472	-	-	93,255
February 2011, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $16,470	400,000	400	20,322	-	-	20,722
February 2011 common stock issued for cash on sale of D Units upon exercise of Double Options, at $0.05 per share.	3,800,000	3,800	186,200	-	-	190,000
February 2011, exercise of $0.05 per share D Warrants for cash	2,000,000	2,000	98,000	-	-	100,000
February 2011, fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	2,328,951	-		2,328,951
February 2011, common stock issued for legal services at $0.385 per share	608,310	608	233,591	-	-	234,199
February 2011, common stock issued for Lacus settlement at $0.385 per share	500,000	500	192,000	-	-	192,500
February 2011, common stock issued for Compensation Modification Agreement at $0.385 per share	1,000,000	1,000	384,000	-	-	385,000
February 2011, common stock issued for Settlement Agreement at $0.385 per share	1,000,000	1,000	384,000	-	-	385,000
February 2011, common stock issued for MIZ Employment Service Agreement vested stock-based compensation	500,000	500	(500)	-	-	232,884

Li3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
From June 24, 2005 (Inception) through June 30, 2011 (continued)

				Deficit
				Accumulated
			Additional	During	Non-
	Common Stock		Paid-In	Exploration	Controlling
	Shares	Par Value	Capital	Stage	Interest	Total

February 2011, common stock issued to MIZ at $0.385 per share for salary under Employment Service Agreement	500,000	$500	$192,000	$-	$-	$192,500
February 2011, common stock issued to MIZ for bonus under Employment Service Agreement at $0.38 per share	236,842	237	89,763	-	-	90,000
March 2011, exercise of $0.15 per share E Warrants for cash	7,473,336	7,474	1,113,576	-	-	1,121,050
March 2011, fair value of E warrants reclassified from derivative liability to equity upon exercise	-	-	1,951,885	-	-	1,951,885
March 2011, common stock issued for settlement with Puna Lithium at $0.32 per share	6,000,000	6,000	1,914,000	-	—	1,920,000
April 2011, exercise of $0.15 per share E warrants for cash	150,000	150	22,350	-		22,500
April 2011, fair value of E warrants reclassified from derivative liability to equity upon exercise	-	-	70,545	-	-	70,545
May 2011, cashless exercise of $0.05 per share D warrants	515,254	515	-	-	-	515
May 2011, fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	253,165	-	-	253,165
Beneficial conversion on convertible debt issued in May 2011	-	-	368,000	-	-	368,000
May 2011, common stock sold in private placement offering at $0.27 per share, less offering costs totaling $737,271	23,920,071	23,920	3,554,723	-	-	3,578,643
May 2011, common stock issued for acquisition of mineral rights at $0.25 per share	127,500,000	127,500	31,747,500	-		31,875,000
May 2011, Consolidation of Maricunga, non-controlling interest.	-	-	-	-	25,496,000	25.496.000
June 2011, common stock issued for services at $0.22 per share	120,000	120	26,280	-	-	26,400
Amortization of stock-based compensation	-	-	777,963	-	-	777,963
Net loss, year ended June 30, 2011	-	-	-	(19,219,382)		(19,219,382)

Balance, June 30, 2011	279,913,920	$279,914	$58,307,796	$(35,461,774)	$25,496,000	$48,621,936

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			June 24, 2005
			(Inception)
	Year Ended June 30,		through
	2011	2010	June 30, 2011
Cash flows from operating activities
Net loss	$(19,219,382)	$(16,048,682)	$(35,461,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,946	3,899	19,500
Amortization of deferred financing costs	29,500	-	29,500
Loss on settlements, net	1,497,500	-	1,497,500
Stock-based compensation – related party	961,691	-	961,691
Stock-based compensation	1,706,829	1,139,947	2,846,776
Warrant modification expense	1,068,320	-	1,068,320
Change in fair value of warrant derivative liabilities	6,116,147	6,223,547	12,339,694
Zero coupon interest accretion and amortization of debt discount on convertible notes	372,764	-	372,764
Inventory impairment	-	-	1,469
Mineral rights impairment expense	4,120,000	4,718,785	8,838,785
Changes in operating assets and liabilities:
Increase in inventory	-	-	(1,469)
Decrease (increase) in prepaid expenses and advances	14,667	(56,476)	(41,809)
Increase (decrease) in accounts payable	(397,108)	653,179	259,992
Increase in accrued expenses	29,988	977,713	1,012,538
Increase in payable to related parties	100,315	10,671	110,986
Net cash used in operating activities	(3,594,823)	(2,377,417)	(6,145,537)

Cash flows from investing activities
Acquisition of mineral rights	(6,550,000)	(1,418,785)	(7,968,785)
Acquisition of equipment	-	-	(9,500)
Increase in leasehold improvement	-	-	(10,000)
Net cash used in investing activities	(6,550,000)	(1,418,785)	(7,988,285)

Cash flows from financing activities
Proceeds from notes payable	-	-	95,000
Proceeds from zero-coupon convertible debt offering	1,500,000	-	1,500,000
Payment of deferred financing costs	(75,000)	-	(75,000)
Proceeds from exercise of warrants	1,433,575	-	1,433,575
Proceeds from issuance of common stock, net of offering costs	7,935,828	4,089,320	12,132,648
Net cash provided by financing activities	10,794,403	4,089,320	15,086,223

Net increase in cash	649,580	293,118	952,401

Cash at beginning of year	302,821	9,703	-

Li3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (continued)

			June 24, 2005
			(Inception)
	Year Ended June 30,		through
	2011	2010	June 30, 2011
Cash at end of year	$952,401	$302,821	$952,401

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
Non-cash investing and financing transactions:
Common stock cancelled	$-	$71,052	$71,052
Issuance of common stock for acquisition of mineral rights	$35,775,000	$3,640,000	$39,415,000
Warrants issued for services	$157,010	$-	$157,010
Warrants issued for offering costs	$57,750	$-	$57,750
Debt discount due to warrant derivative liabilities issued with convertible debt	$1,132,000	$-	$1,132,000
Debt discount due to beneficial conversion feature	$368,000	$-	$368,000
Reclassification of warrant liability to additional paid-in-capital for warrant exercises	$4,604,546	$-	$4,604,546
Fair value of derivative warrant instruments issued in private offerings	$3,288,345	$1,806,181	$5,094,526
Consolidation of non-controlling interest of the Maricunga Companies	$25,496,000	-	$25,496,000

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Li3 Energy, Inc. (“Li3 Energy” or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2005. Initially, the Company’s principal products were soy-blend wax candles (the “Legacy Business”). In 2009, the Company redirected its business focus and strategy toward identifying and pursuing business opportunities in lithium and industrial minerals mining in North and South America, but has more recently focused solely on South America.

On October 19, 2009, the Company filed an amendment to its articles of incorporation with the Secretary of State of the State of Nevada, pursuant to which it changed its name from NanoDynamics Holdings, Inc., to Li3 Energy, Inc., to reflect the Company’s plans to focus its business strategy on the energy sector and related lithium mining opportunities in North and South America.

The Company has five subsidiaries; Li3 Energy Peru SRL (“Li3 Peru”), a wholly owned subsidiary in Peru, formed to explore mining opportunities in Peru and in South America; Minera Li Energy SPA (“Minera Li”), a wholly owned subsidiary in Chile; Alfredo Holdings, Ltd. (“Alfredo”), an exempted limited company incorporated under the laws of the Cayman Islands; Pacific Road Mining Chile, SA, a Chilean corporation (“PRMC”), which is a subsidiary of Alfredo; and Noto Energy S.A. (“Noto”), an Argentinean corporation.  Also, in May 2011, Minera Li acquired 60% ownership of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, a group of six private companies (the “Maricunga Companies”).

During March 2011, the Company amended its Articles of Incorporation to provide for the issuance of 1,000,000,000 shares of capital stock (increased from 300,000,000 shares of capital stock), of which 990,000,000 are shares of common stock, par value $0.001 per share, and 10,000,000 are undesignated preferred stock, par value $0.001 per share.

Split-off of Legacy Business

In connection with the discontinuation of the Company’s previous business and the redirecting of its business strategy to focus on lithium and industrial minerals mining in North and South America, the Company split off and sold all of the assets and liabilities of the Legacy Business (the “Split-Off”) to Jon Suk, the Company’s founding stockholder. The Split Off closed on October 19, 2009. As more fully described in a Form 8-K filed by the Company with the SEC on December 14, 2009, the Company contributed all of its assets and liabilities relating to the Legacy Business, whether accrued, contingent or otherwise, and whether known or unknown, to a newly organized, wholly-owned subsidiary, Mystica Candle, Inc., a Nevada corporation (“Split-Off Sub”), and immediately thereafter sold all of the outstanding capital stock of Split-Off Sub to Mr. Suk in exchange for 71,052,626 shares of the Company’s common stock, $0.001 par value per share that Mr. Suk then owned. The fair value of the assets and liabilities sold to the Split-Off Sub was $0.  The 71,052,626 shares surrendered by Mr. Suk have been cancelled.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Li3 Peru, Alfredo, PRMC, Noto, and Minera Li which holds the six majority owned subsidiaries consisting of the Maricunga Companies. All intercompany amounts have been eliminated in consolidation.

b.  Exploration Stage Company

The Company is in the exploration stage in accordance with SEC guidance and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 - Development Stage Entities. Its activities to date have been limited to capital formation, organization, and development of its business, including acquisitions of mineral rights.

c. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $0 cash equivalents at June 30, 2011 and 2010, respectively.  The Company has not experienced any losses on its deposits of cash and cash equivalents.

d.  Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. During the years ended June 30, 2011 and 2010, management recorded mineral rights impairment charges of $4,120,000 and $4,718,785, respectively.

e.  Property and Equipment

Property and equipment are stated at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated useful lives ranging from 3 to 7 years.

f.   Income Taxes

Income taxes are provided in accordance with FASB ASC Topic No. 740.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and for net operating loss carry-forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

For financial statement purposes, we recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We did not have any uncertain income tax positions or accrued interest or penalties included in our consolidated balance sheets at June 30, 2011 or 2010, and did not recognize any interest and/or penalties in our consolidated statements of operations during the years ended June 30, 2011 or 2010.

g.   Share-based Payments

The Company determines the fair value of stock option awards granted to employees in accordance with FASB ASC Topic No. 718 – 10 and to non-employees in accordance with FASB ASC Topic No. 505 – 50.

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

For the years ended June 30, 2011 and 2010, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	June 30, 2011	June 30, 2010
Convertible debt	3,750,000	-
Stock options	433,333	250,000

S Stock warrants	54,200,565	18,493,150

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

i. Foreign Currency

The U.S. dollar is the functional currency of our foreign operating subsidiaries.  The books and records of our foreign operating subsidiaries are re-measured to our functional currency.  Foreign currency transaction gains and losses are included in the statements of operations in accordance with ASC 830 - Foreign Currency Matters.

j. Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has made significant estimates related to the fair value of shares issued for mineral acquisitions; the fair value of derivative liabilities; stock based payments; and contingencies.

k. Non-controlling interests

The Company is required to report its non-controlling interests as a separate component of shareholders’ equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to the shareholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis.  There was no income or loss allocable to non-controlling interests for the years ended June 30, 2011 or 2010.

l.  Recent Accounting Pronouncements

 In January 2010, the FASB issued  Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The disclosure impact of adoption of ASU 2010-06 on the Company’s consolidated financial statements is not material.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which amends ASC 820, “Fair Value Measurement”. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

m. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, June 30, 2011, and through the date when the consolidated financial statements were issued.

NOTE 3.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company currently has no sources of recurring revenue and has generated net losses of $35,461,774 and negative cash flows from operations of $6,145,537 during the period from June 24, 2005 (inception) through June 30, 2011.

In the course of its development activities, the Company has sustained and continues to sustain losses.  The Company cannot predict if and when the Company may generate profits.  In the event we identify commercial reserves of lithium or other minerals, we will require substantial additional capital to develop those reserves.  The Company expects to finance its operations primarily through future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern because there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, then the Company’s operations would be materially negatively impacted.

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

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

NOTE 4.  MINERAL RIGHTS

Mineral rights consists of the following at June 30:

	2011	2010
Maricunga	$63,741,000	$-
Noto	300,000	200,000
Alfredo	-	90,000
Peru	-	50,000
Total	$64,041,000	$340,000

Maricunga

On November 30, and December 1, 2010, the Company signed non-binding exclusive letters of intent with the shareholders (the “Maricunga Sellers”) of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, a group of six private companies (the “Maricunga Companies”), to acquire a percentage of the Maricunga Companies, which collectively own the Maricunga Project (“Maricunga”). During December 2010, the Company paid $250,000 to the Maricunga Sellers in connection with signing the non-binding letters of intent which provided the Company with additional time to perform its due diligence and prepare definitive purchase agreements. The Maricunga property is undeveloped and covers an area of approximately 3,553 acres (1,438 hectares), comprising six concessions, each held by a separate legal entity, and is located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile. Each concession grants the owner the right to explore for mineral deposits at the Maricunga property.

On May 20, 2011, the Company and the Maricunga Sellers signed the Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga (the “Acquisition Agreement”), whereby the Company, through its Chilean subsidiary, Minera Li Energy SPA, acquired from the Maricunga Sellers a 60% interest in each of the Maricunga Companies. The purchase price, including amounts paid to agents, was $6,370,000 in cash and 127,500,000 restricted shares of common stock of the Company (the “Maricunga Purchase Price Shares”) which had a fair value of $31,875,000 based on the market price on the date of  issuance.  The $6,370,000 in cash includes the $250,000 deposit paid in December 2010 and $120,000 due to agents. Pursuant to the Acquisition Agreement, closing occurred on June 2, 2011, the date by which the Maricunga Sellers and  agents received their shares of common stock (which were registered in Chile) and the remaining $6,000,000 of cash. The agents received $120,000 at closing.

The assets of the Maricunga Companies consist solely of undeveloped mineral rights and were recorded as an asset purchase. The Company consolidated Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga and recorded the assets at 100% based on purchase price of $6,370,000 in cash and 127,500,000 restricted shares of common stock which had a fair value of $31,875,000. The Company recorded a non-controlling interest for the 40% of the Maricunga Companies that were not acquired, or $25,496,000.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

We have agreed to register under the Securities Act one-half of the 127,500,000 Maricunga Purchase Price Shares on a “best efforts” basis by January 31, 2012 and the remainder by October 31, 2012.  In the event that the SEC limits the number of shares that may be sold pursuant to the registration statement, we may remove from the registration statement such number of shares as specified by the SEC, and may file subsequent registration statements covering the resale of additional shares of such common stock. Accordingly, we are not obligated to pay any penalties in the event we are unable to register the shares, or obtain or maintain an effective registration statement related to such shares.

In signing the Acquisition Agreement, the Company also committed to fund upon closing, up to $5 million for technical feasibility studies for the project within 180 days of closing. In the event the Company does not fund the $5 Million for technical feasibility studies, the Company will not be subject to penalties pursuant to the Acquisition Agreement. The Company estimates that capital expenditures for this project will be approximately $170 million.

The Company will evaluate any future impairment based on consideration of economic and operational feasibility and a continuing assessment of its rights to exploit minerals under Chilean laws and regulations.

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

Under the Share Purchase Agreement, the Company acquired upon closing on July 30, 2010, one hundred percent (100%) of the issued and outstanding shares of Noto, for $300,000 in cash, of which $200,000 was paid during the year ending June 30, 2010, and $100,000 was paid on July 30, 2010 when the transaction closed. Noto’s only asset is the mineral interest in the Noto Properties. Accordingly, the Company recorded the acquisition as an asset purchase.  The Company is currently developing plans to pursue exploration and/or development of the Noto Properties.

Alfredo

On April 20, 2010, the Company entered into a non-binding agreement with Pacific Road Capital A Pty. Limited, as trustee for Pacific Road Resources Fund A (“Fund A”), Pacific Road Capital B Pty. Limited, as trustee for Pacific Road Resources Fund B (“Fund B”), and Pacific Road Capital Management G.P. Limited, as General Partner of Pacific Road Resources Fund, L.P. (“PR Partnership” and, together with Fund A and Fund B, “Alfredo Sellers”), pursuant to which the Company was granted the exclusive option to acquire all of the outstanding share capital of Alfredo Holdings, Ltd. (“Alfredo”) in exchange for a cash payment of $90,000, which the Company paid during the year ended June 30, 2010.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

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

Under the Option to Purchase Agreement, PRMC was required to make additional periodic payments aggregating $360,000 between June 30, 2010 and December 30, 2010. The Company paid, through PRMC, $80,000 in August 2010 and was required to make payments of $100,000 by October 30, 2010 and $180,000 by December 30, 2010 in order to maintain PRMC’s option rights. Then, in order to exercise the option and purchase the Alfredo Property, the Company would have been required to pay the option exercise price of $4,860,000 by March 30, 2011. The Company did not make the $100,000 payment on October 30, 2010, the $180,000 payment on December 30, 2010 or the option exercise price payment of $4,860,000 on March 30, 2011. Under the terms of the option agreement, the option terminated as a result of the Company not making the required option payments within the specified default and cure periods, and the Company therefore recorded impairment expense for the Alfredo property of $4,070,000 during the year ended June 30, 2011.

In March 2011, the Company signed an amendment (“SPA Amendment”) to the Alfredo SPA with the Alfredo Sellers. The SPA Amendment was in anticipation of the Company re-acquiring rights to the Alfredo property or another Chilean iodine nitrate property

If the Alfredo Sellers had closed on a proposed subscription of $2,000,000 in the Company’s 2011 Offering (as defined in Note 10), the SPA Amendment would have adjusted the terms upon which the Alfredo Sellers could invest in the Company pursuant to an option granted under the Alfredo SPA. The Alfredo Sellers did not subscribe to the 2011 Offering. However, the SPA Amendment did change the Alfredo SPA as it relates to the Contingent Payments as noted below.

Pursuant to the SPA Amendment, if and when the following milestones (“Milestones”) are achieved with respect to the Alfredo Property or any other Li3 Energy Chilean iodine nitrate property, the Company will make the following additional payments (“Contingent Payments”) to the Alfredo Sellers:

a)	$1,000,000 upon the Board of Directors’ resolution to commence final engineering and design of the Alfredo Mine or any other Li3 Energy Chilean iodine nitrate property;

b)	A further $2,000,000 upon the Board of Directors’ resolution to commence construction of the Alfredo Mine or any other Li3 Energy Chilean iodine nitrate property;

c)
A further $2,500,000 upon commencement of commercial production from the Alfredo Mine (meaning production at a rate of 75% of design capacity for 3 months) or any other Li3 Energy Chilean iodine nitrate property;

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

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

We have not undertaken any exploration and development activities on the Alfredo Property.  As of the date of this filing, we are not in discussions with the owners of Alfredo to reacquire the option to purchase the Alfredo Property, and there can be no assurance that a new option will be successfully negotiated or executed.  We are actively exploring opportunities to acquire other iodine/sodium nitrate prospects in addition to or in lieu of the Alfredo property; however, there can be no assurance that suitable prospects will be available on terms acceptable to us or that any such acquisition will be successfully completed.

Peru

On February 23, 2010, the Company acquired, through a new wholly-owned subsidiary, Li3 Energy Peru SRL, 100% of the assets of the Loriscota, Suches and Vizcachas Projects located in the Provinces of Puno, Tacna and Moquegua, Peru.  The assets consist solely of undeveloped mineral rights and were recorded as an asset purchase.  The aggregate purchase price for the assets was $50,000 which was paid in cash.  During the year ended June 30, 2011, the Company determined that these mineral rights are not recoverable and the Company recorded impairment expense for the Peru property of $50,000 during the year ended June 30, 2011.

Nevada 2010 Impairment

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

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

Upon further analysis of the mineral composition of the Nevada Claims, the Company determined that the Nevada Claims did not meet the Company’s requirements for mining operations planned by the Company, thus the Company terminated the Nevada Options and recorded impairment expense for the year ended June 30, 2010 of $3,976,607 for all amounts previously capitalized as mineral rights in the consolidated balance sheet. These amounts consisted of cash of $236,607 paid to GeoXplor on the closing of the acquisition under the Nevada APA, and common stock issued in connection with the acquisition valued at $3,640,000, and $100,000 owed in connection with the BSV Option Agreement as of June 30, 2010.

During the year ended June 30, 2011, the Company was obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes, which the Company has not paid.  At June 30, 2011 and 2010, the Company has recorded accrued liabilities of $189,600 and $100,000, respectively, for these Nevada obligations.

Puna Lithium 2010 Impairment

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

As consideration to Lacus for entering into the Master Option Agreement (“MOA”), the Company paid Lacus aggregate payments of $942,178, which included $242,178 for acquisition costs and $700,000 for exploration related expenses. The Company was also required to pay Lacus $500,000 on March 12, 2011 as consideration for the agreement. As further consideration for entering the MOA and as a condition to maintain the first option under the MOA in good standing until exercised, the Company was to pay $3,000,000 for work commitments on dates to be determined at closing. The MOA did not close as of June 30, 2010. On July 30, 2010, the Company and Lacus amended the MOA (“Amended MOA”) to clarify that the work commitment payments were due as follows: $237,000 due on or before July 30, 2010; $1,079,000 due on or before August 15, 2010; $372,000 due on or before August 31, 2010 and $1,312,000 due over the one year period subsequent to closing of the MOA on a schedule to be determined by the MOA executive committee, however, none of these payments were made.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

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

As of June 30, 2010, the Company had recorded $765,000 in accrued expenses related to acquisition costs and exploration expenses under the agreements. The MOA was amended subsequent to June 30, 2010.   On November 24, 2010, the Company entered into a termination, settlement and release agreement with Lacus in exchange for a $150,000 cash payment and 500,000 shares of common stock to settle potential Lacus claims. The 500,000 shares are recorded in the amount of $192,500, which was based on a fair value of $0.385 per share of common stock on the measurement date.  As the Company had recorded $765,000 of accrued liabilities as of June 30, 2010 related to Lacus, the Company recorded a gain on settlement of $422,500 during the year ended June 30, 2011 as a result of the settlement.   The Company paid the $150,000 cash payment to Lacus during January 2011, and issued the 500,000 shares in February 2011 in final satisfaction of all obligations.

During the year ended June 30, 2011, the Company reached a settlement agreement with Puna, pursuant to which the Company issued Puna 6,000,000 shares of common stock in full satisfaction of any and all obligations the Company may have to Puna. The Company recorded settlement expense of $1,920,000 determined based upon the fair value of the common stock on the issuance date.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2011	June 30, 2010
Office leasehold improvement and equipment	$19,195	$19,195
Less: Accumulated depreciation	(19,195)	(15,249)
Net property and equipment	$-	$3,946

Depreciation expense for the years ended June 30, 2011 and 2010 was $3,946 and $3,899, respectively.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

NOTE 6.   RELATED PARTY TRANSACTIONS

Related party payable

In November 2009, Li3 Energy started utilizing the administrative personnel and office space of a company with an office located in Lima, Peru in which Li3 Energy’s Chief Executive Officer functions in the same capacities (the “Related Party Company”).  As such, certain net common costs initially paid by the Related Party Company for the year ended June 30, 2010 were allocable to Li3 Energy.  During the year ended June 30, 2010, Li3 Energy incurred $21,859 of Related Party Company expenses, of which it paid $11,188 during the year ended June 30, 2010 to the Related Party Company for reimbursement of administrative salaries, rent, utilities and maintenance expenses. As of June 30, 2011, and June 30, 2010, the payable due to the Related Party Company is $10,986 and $10,671, respectively.  On July 31, 2010, the Company was assigned the lease from the Related Party Company and as a result, the Company did not incur related party expenses related to this lease during the year ended June 30, 2011.

MIZ

The Company is party to an employment services agreement between MIZ Comercializadora, S de R.L. (“MIZ”) and the Company in which Tom Currin (a partial owner of MIZ) serves as Chief Operating Officer of the Company.

In February 2011, the Company signed an Amendment to the Employment Services Agreement with MIZ. Under the agreement, MIZ accepted 500,000 shares of common stock in lieu of salaries payable to MIZ for the six months ended December 31, 2010 and one half of salaries payable to MIZ for the three months ending March 31, 2011. These shares were issued in February 2011. The Company recorded stock compensation expense of $192,500, which represents the fair value of the common stock on the performance grant date, or $0.385 per share. MIZ was also paid $75,000 in cash for compensation during the year ended June 30, 2011.

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

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

The Company determined the grant date of the 2,500,000 shares was August 11, 2010. The stock price on the grant date was $0.38 per share. Total compensation expense which may be recognized in connection with these restricted shares is $950,000 if all of the shares vest. A milestone was achieved in January 2011, resulting in the vesting of 500,000 shares of common stock and the Company recorded $190,000 of stock-based compensation expense during the year ended June 30, 2011 based on a vesting service period of approximately five months beginning on the grant date. In February 2011, the Company issued the 500,000 fully vested shares of Restricted Stock to MIZ.  The remaining 2,000,000 shares contain various vesting requirements that the Company estimates will be achieved between December 2011 and June 2013. During the year ending June 30, 2011, the Company recorded $303,101 of compensation expense for the remaining 2,000,000 shares based on these estimated vesting dates.

The Company also incurred $186,090 of stock-based compensation during the year ended June 30, 2011 related to stock options granted to MIZ.  See Note 10.

Services

During the period from February 18, 2010 to October 25, 2010, one of the Company’s directors was a Partner in a law firm that the Company engaged to perform certain legal services.  The Company paid for such legal services at the standard rates that the firm charges its unrelated clients.  During the period from February 18, 2010 to June 30, 2010, the total legal fees the Company incurred to such firm was approximately $23,000.  During the period from July 1, 2010 to October 25, 2010, the total legal fees the Company incurred to such firm was approximately $69,000.  On October 25, 2010, the Partner resigned as a Director of the Company and as a result, these legal services are no longer considered related party in nature.

NOTE 7.  NOTES PAYABLE

The Company issued a $50,000 unsecured Promissory Note dated June 5, 2008 (the ”Note”) to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such Note allow for prepayment of the principal and accrued interest any time without penalty. The interest rate is 8% per annum and the maturity date was June 5, 2010. The total interest accrued at June 30, 2011 and 2010 is $12,298 and $8,298, respectively.  This Note is in default as of June 30, 2011 and remains payable to Milestone.

The Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) dated April 30, 2009, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due on November 8, 2010 to Milestone.  The Convertible Note provides that the principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date.  The Company and Milestone have not yet negotiated such conversion terms.  The total interest accrued on the Convertible Note at June 30, 2011 and 2010 is $7,965 and $4,252, respectively.  This Note is in default as of June 30, 2011 and remains payable to Milestone.

NOTE 8. CREDIT AGREEMENT

On May 2, 2011, the Company entered into and simultaneously closed a Credit Agreement for a $1.5 million bridge loan with three private institutional investors. Under the Credit Agreement, the Company issued to each lender a zero-coupon original issue discount note due February 2, 2012.  The notes are convertible into shares of the Company’s common stock at the lender’s option at a price of $0.40 per share.  The aggregate face amount of the notes at the February 2, 2012 maturity is $1,677,438. The Company may prepay the notes at its option (together with accrued original issue discount), and must prepay them (together with accrued original issue discount) first out of the net proceeds of any future capital raising transactions by the Company.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

The Company also agreed to issue to the lenders warrants to purchase an aggregate of 1,500,000 shares of common stock, exercisable for five years at an initial exercise price of $0.50 per share (the “Lender Warrants”).   The Lender Warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.  The fair values of the Lender Warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair value of the warrants was $1,132,000 at the issuance date. This amount was recorded as a debt discount and is amortized to interest expense over the term of the debentures.

The convertible debentures were analyzed for a beneficial conversion feature at which time it was concluded that a beneficial conversion feature existed.  The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $368,000.  This amount was recorded as a debt discount and is amortized to interest expense over the term of the debentures.

The effective interest rate of the note is 222,684,930%

The Company agreed to pay finder’s fees consisting of cash in the amount of 5% of the aggregate issue price of the notes, or $75,000 in total, and warrants to purchase an aggregate of 75,000 shares of common stock, exercisable for five years at an initial exercise price of $0.40 per share (the “Arranger Warrants”). The Arranger Warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.  The fair value of the Arranger Warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair value of the Arranger Warrants at the issuance date was $57,750, which was recorded as deferred financing costs.  The deferred financing costs of $132,750 will be amortized over the life of the debt on a straight-line basis which approximates the effective interest method.  During the year ended June 30, 2011, the Company recorded $29,500 of interest expense on deferred financing costs.

Subsequent to year end, this credit agreement was amended.  See Note 13.

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

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

The warrants (including any Agent warrants) issued in connection with the 2009 Unit Offering (as defined below) the 2010 Unit Offerings (as defined below),  the Incentive warrants (as defined below), the 2011 Unit Offering warrants (as defined below), the Lender Warrants, the Warrants issued for advisory services (as defined below) and the Arranger Warrants contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the relevant time. The amount of any such adjustment is determined in accordance with the provisions of the relevant warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the relevant time. In addition, the number of shares issuable upon exercise of the 2010 Unit Offering Warrants (as defined below), the Incentive warrants (as defined below) and all warrants issued to agents under both the 2009 Unit Offering, and the 2010 Unit Offerings will be increased inversely proportional to any decrease in the exercise price, thus preserving the aggregate exercise price of the warrants both before and after any such adjustment.

The fair values of the warrants issued in the 2009 Unit Offering, the 2010 Unit Offerings, the Incentive warrants, the 2011 Unit Offering, the Lender Warrants, the Arranger warrants and the warrants issued for advisory services were recognized as derivative warrant instruments at issuance or when they become issuable and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a modified lattice valuation model.

Activity for derivative warrant instruments during the year ended June 30, 2011 was as follows:

	Balance at June 30, 2010	Initial valuation of derivative liabilities upon issuance of new warrants during the period	Increase (Decrease) in Fair Value of Derivative Liability	Exercise of warrants	Balance at June 30, 2011
2009 Unit Offering warrants	$6,313,769	$-	$(2,459,650)	$-	$3,854,119
First 2010 Unit Offering warrants	1,715,959	236,937	958,348	-	2,911,244
Second 2010 Unit Offering warrants	-	151,360	4,231,216	(2,582,311)	1,800,265
Third 2010 Unit Offering warrants	-	757,772	2,421,207	(2,022,235)	1,156,744
Incentive warrants	-	1,068,320	4,121	-	1,072,441
2011 Unit Offering warrants	-	2,142,276	1,594,621	-	3,736,897
Lender warrants		1,132,000	(608,766)	-	523,234
Warrants for advisory services and Arranger warrants		214,760	(24,950)	-	189,810
Total	$8,029,728	$5,703,425	$6,116,147	$(4,604,546)	$15,244,754

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

Activity for derivative warrant instruments during the year ended June 30, 2010 was as follows:

	Balance at June 30 2009	Initial valuation of derivative liabilities upon issuance of new warrants during the year	Increase in Fair Value of Derivative Liability	Balance at June 30, 2010
2009 Unit Offering warrants	$-	$1,345,328	4,968,441	$6,313,769
First 2010 Unit Offering warrants	-	460,853	1,255,106	1,715,959
Total	$-	$1,806,181	$6,223,547	$8,029,728

During the year ended June 30, 2011, the Company issued 800,000 warrants to a third party company for advisory services (“Warrants for advisory services”).  The Warrants for advisory services contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the relevant time.  The fair values of the Warrants for advisory services were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair value of the warrants was $157,010 at the issuance date.  This amount was recorded as general and administrative expenses for the year ending June 30, 2011.

During the year ended June 30, 2011, 14,023,336 warrants and Double Options, which are treated as warrants, were exercised for aggregate proceeds of $1,433,575. The Company reduced the derivative liability by $4,604,546 based on the fair value of the warrants on the date of exercise and increased additional paid-in capital by the same amount.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

The following is a summary of the assumptions used in the modified lattice valuation model as of the initial valuations of the derivative warrant instruments issued during the years ended June 30, 2011, and June 30, 2010, respectively, and as of June 30, 2010, and June 30, 2011, respectively:

	Initial Valuations- June 30, 2010	Initial Valuations – June 30, 2011	June 30, 2010	June 30, 2011
Common stock issuable upon exercise of warrants	18,483,000	46,750,323	18,493,150	54,200,565

Market value of common stock on measurement date (1)	$0.38-$0.65	$0.12-$0.43	$0.39	$0.23

Adjusted Exercise price	$0.25-$1.00	$0.05-$0.50	$0.25 -$0.93	$0.05-$0.54

Risk free interest rate (2)	0.25%-4.41%	0.67%-2.20%	1.79%	0.81%-1.76%
Warrant lives in years	5.0	2.8-5.0	4.36-4.94	2.8-4.7
Expected volatility (3)	150%	151%-197%	150%	169%-197%
Expected dividend yield (4)	0	0	0	0
Assumed stock offerings per year over next five years (5)	1	1-2	1	1-2
Probability of stock offering in any year over five years (6)	100	100	100	100%
Range of percentage of existing shares offered (7)	10% - 30%	10%-31%	10% - 30%	10%-31%
Offering price range (8)	$0.25 - $1.50	$0.15-$1.50	$0.25 - $1.50	$0.21-$0.45

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at year-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 3 or 5 year Treasury Bill as of the respective Offering or measurement date.

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

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 10% and 31% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

Subsequent to June 30, 2011, the exercise price of certain Warrants and the number of shares issuable upon exercise of certain Warrants were further adjusted.  See Note 13.

NOTE 10. STOCKHOLDERS’ EQUITY

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

Common Stock issued for services

On October 19, 2009, the Company’ Board of Directors authorized the issuance of 1,500,000 shares of its common stock to its Chief Executive Officer as compensation for services to be rendered to the Company. Management determined the fair value of the stock issued to the Chief Executive Officer at $0.0032 per share based on the last sale price of the common stock on the OTC Bulletin Board on October 19, 2009. Accordingly, stock-based compensation expense of $4,800 was charged to operations for the year ended June 30, 2010.

On December 22, 2009, the Company’ Board of Directors authorized the issuance of 750,000 shares of its common stock in exchange for consulting services. Management determined the fair value of the stock issued to the consultant to be $0.61 per share based on the last sale price of the common stock on the OTC Bulletin Board on December 22, 2009. Accordingly, stock-based compensation expense of $457,500 was charged to operations for the year ended June 30, 2010.

In February 2010, the Company’ Board of Directors authorized the issuance of 375,000 shares of its common stock in exchange for consulting services. Management determined the fair value of the stock issued to the consultant to be $0.93 per share based on the last sale price of the common stock on the OTC Bulletin Board on February 16, 2010. Accordingly, stock-based compensation expense of $348,750 was charged to operations for the year ended June 30, 2010.

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
For the years ended June 30, 2011 and 2010

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

On December 30, 2010, the Company reached an agreement with its legal counsel (the “Firm”), pursuant to which the Company issued in February 2011, 608,310 shares of common stock to the Firm for outstanding legal fees and expenses. The value of the shares was determined based on the $0.385 closing price of the common stock on the measurement date, and totaled $234,199. The Company recorded the amount to general and administrative expenses.

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

On June 27, 2011, the Company issued 120,000 shares of common stock for services to a vendor.  The value of the issuable shares was determined based on the $0.22 closing price of the common stock on the measurement date, and totaled $26,400. The Company recorded the amount to general and administrative expenses.

Investment Agreement

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

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

In connection with the Investment Agreement, the Company issued 87,096 shares of common stock to the Investor on August 27, 2010 and recorded general and administrative expense of $26,129 based on the $0.30 per share market price of common stock on that date. As consideration for entering into the Investment Agreement, the Company also issued 1,551,253 shares to the Investor on December 2, 2010 and recorded general and administrative expense of $358,339 based on the $0.231 per share market price of the common stock on that date.

Common Stock issuable for services

On June 27, 2011, the Company granted its Chief Executive Officer an award of 700,000 shares of the Company’s common stock  which vests in 1/3 increments on each of January 15, 2012, January 15, 2013 and January 15, 2014. The value of the issuable shares was determined based on the $0.22 closing price of the common stock on the measurement date, and totaled $154,000. The Company will record stock compensation expense over the 3 year service period.  During the year ended June 30, 2011, the Company recorded $1,593 of stock compensation in connection with this agreement. No shares have been issued as of June 30, 2011.

Common Stock issued for acquisition of mineral rights

On March 12, 2010, the Company’ Board of Directors authorized the issuance of 4,000,000 shares of its common stock valued at $3,640,000  as part of its acquisition of mineral rights from Next Lithium.  Management determined the fair value of the stock issued to be $0.91 per share based on the last sale price of the common stock on the OTC Bulletin Board on that date.

On August 3, 2010, the Company issued 10,000,000 shares of its common stock valued at $3,900,000 as part of its acquisition of mineral rights in connection with the Alfredo acquisition (See Note 4). Management determined the fair value of the stock issued to be $0.39 per share based on the last sale price of the common stock on the OTC Bulletin Board on that date.

On June 2, 2011, the Company issued of 127,500,000 shares of its common stock valued at $31,875,000 as part of its acquisition of mineral rights in connection with the Maricunga acquisition (See Note 4). Management determined the fair value of the stock issued to be $0.25 per share based on the last sale price of the common stock on the OTC Bulletin Board on that date.

Common Stock issued in connection with Settlement Agreements

During the year ended June 30, 2011, the Company reached a settlement agreement with Puna, pursuant to which the Company issued Puna 6,000,000 shares of common stock in full satisfaction of any and all obligations the Company may have to Puna. The Company recorded settlement expense of $1,920,000 ($0.32 per share) determined based upon the fair value of the common stock on the issuance date.

On November 24, 2010, the Company entered into a termination, settlement and release agreement with Lacus in exchange for a $150,000 cash payment and 500,000 shares of common stock to settle potential Lacus claims related to the Puna Lithium transaction. The 500,000 shares are recorded in the amount of $192,500, which was based on a fair value of $0.385 per share of common stock on the measurement date.  As the Company had recorded $765,000 of accrued liabilities as of June 30, 2010 related to Lacus, the Company recorded a gain on settlement of $422,500 during the year ended June 30, 2011 as a result of the settlement.   The Company paid the $150,000 cash payment to Lacus during January 2011.  In February 2011, the Company issued Lacus the 500,000 shares. At June 30, 2011, the Company has no amounts owed to Lacus.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

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

On November 10, 2009 (the “Initial Closing’), the Company sold 6,400,000 2009 Units for total proceeds to the Company of $1,600,000 ($1,557,608 net after offering expenses).  A total of $532,986 of the proceeds were allocated to the value of the warrant instruments and recorded as derivative liabilities-warrant instruments.

On November 12, 2009, the Company completed the second closing (the “Second Closing”) of the 2009 Unit Offering. In the Second Closing, the Company sold 2,120,000 2009 Units for an aggregate of $530,000 ($524,650 net after offering expenses). A total of $223,083 of the proceeds were allocated to the value of the warrant instruments and recorded as derivative liabilities-warrant instruments.

On November 17, 2009, the Company completed the third closing (the “Third Closing”) of the 2009 Unit Offering.  In the Third Closing, the Company sold 1,820,000 2009 Units for an aggregate of $455,000 ($423,757 after offering expenses). A total of $186,993 of the proceeds were allocated to the value of the warrant instruments and recorded as derivative liabilities-warrant instruments.

On December 15, 2009, the Company completed the fourth closing (the “Fourth Closing”) of the 2009 Unit Offering.  In the Fourth Closing, the Company sold 1,900,000 2009 Units for an aggregate of $475,000 ($470,141 net after offering expenses). A total of $208,019 of the proceeds were allocated to the value of the warrant instruments and recorded as derivative liabilities-warrant instruments.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

On December 23, 2009, the Company completed the fifth and final closing (the “Final Closing”) of the 2009 Unit Offering.  In the Final Closing, the Company sold 1,760,000 2009 Units for an aggregate of $440,000 ($363,368 net after offering expenses). A total of $194,247 of the proceeds were allocated to the value of the warrant instruments and recorded as derivative liabilities-warrant instruments.

In the aggregate, the Company sold 14,000,000 Units for gross proceeds of $3,500,000 ($3,339,524 net after offering expenses) during the 2009 Unit Offering during the year ended June 30, 2010. In connection with the 2009 Unit Offering, the Company issued an aggregate of 101,500 additional A Warrants and 101,500 additional B Warrants (together the “2009 Agent Warrants”) as compensation to finders and placement agents.

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
For the years ended June 30, 2011 and 2010

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

During the year ended June 30, 2011, 3,800,000 Double Options were exercised for gross proceeds of $190,000 to purchase 3,800,000 Double Units. Also, during the year ended June 30, 2011, 2,000,000 D Warrants were exercised for gross proceeds of $100,000, and 600,000 warrants were exercised in a cashless exercise resulting in the issuance of 515,254 shares of common stock.

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
For the years ended June 30, 2011 and 2010

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

2011 Offering

On March 22, 2011, the Board of Directors approved a private placement offering (the “2011 Offering”) to investors of up to $10,000,000 worth of units of securities at an offering price of $0.27 per unit (“G Unit”).  Each G Unit consisted of (i) one share of our common stock, par value $0.001 per share, and (ii) a warrant to purchase one-half of a share of common stock, at an exercise price of $0.40 per whole share (“G Warrant”, or “2011 Unit Offering warrant”). The G Warrants are exercisable for a period of three years.   On April 7, April 13, May 3, May 6, and May 19, 2011, the Company held closings of the 2011 Offering with respect to an aggregate of 23,920,071 units of its securities, for aggregate gross proceeds of approximately $6,458,189 ($5,720,918 net after offering expenses and placement agent fees).  The Company also issued to placement agents and finders warrants to purchase an aggregate of 1,913,606 shares of common stock at an exercise price of $0.27 per share and exercisable for a period of three years.  A total of $2,142,276 of the proceeds were allocated to the value of the related G Warrants and recorded as derivative liabilities-warrant instruments.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

Pursuant to a registration rights agreement for the 2011 Offering, we agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date (June 21, 2011) to register the shares of common stock and the shares of common stock underlying the G warrants under the Securities Act of 1933, as amended, and to use our best efforts to cause such registration statement to become effective within 150 days after the filing date, all at our own expense.  Pursuant to the registration rights agreement, in the event the Company does not meet these deadlines, we have agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured (up to an aggregate maximum penalty of 10%).  The Company did not file the registration statement with the Securities and Exchange Commission until July 1, 2011.  The Company recorded an accrual for monetary penalties of $38,750 in accrued liabilities during the year ended June 30, 2011.

Warrant inducement

On March 2, 2011, as an incentive to each holder of the E warrants (each “E Warrantholder”), of which there were 12,389,996 warrants outstanding prior to this incentive, the Company offered each of the E Warrantholders an additional ½ warrant (“F Warrant”, or “Incentive Warrant”) with a $0.50 exercise price exercisable until February 22, 2016 for each E warrant exercised prior to March 23, 2011, and then subsequently extended to May 31, 2011. A total of 7,623,336 E warrants were exercised during the year ended June 30, 2011, in connection with this warrant inducement, resulting in gross proceeds of $1,143,550. As a result, the Company issued 3,811,671 F Warrants.  The Company recorded the value of the Incentive Warrants as a $1,068,320 warrant modification expense in the consolidated income statement during the year ended June 30, 2011.

Summary – offerings during the year ended June 30, 2011

The table below reflects the allocation of the gross proceeds from C Units subscribed from the First 2010 Unit Offering during the year ended June 30, 2011:

Par value of common stock issued	$2,160
Paid-in capital	248,901
Derivative warrant liabilities	236,937
Offering expenses	52,002
Total gross proceeds	$540,000

The table below reflects the allocation of the gross proceeds from the Second 2010 Unit Offering for D Units subscribed during the year ended June 30, 2011:

Par value of common stock issued	$4,000
Paid-in capital	44,639
Derivative warrant liabilities	151,361
Total gross proceeds	$200,000

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

The table below reflects the allocation of the gross proceeds from the Third 2010 Unit Offering for E Units subscribed during the year ended June 30, 2011:

Par value of common stock issued	$11,667
Paid-in capital	757,473
Derivative warrant liabilities	757,772
Offering expenses	223,087
Total gross proceeds	$1,749,999

 The table below reflects the allocation of the gross proceeds from the 2011 Unit Offering for G Units subscribed during the year ended June 30, 2011:

Par value of common stock issued	$23,920
Paid-in capital	3,554,723
Derivative warrant liabilities	2,142,276
Offering expenses	737,271
Total gross proceeds	$6,458,189

Summary – offerings during the year ended June 30, 2010

The table below reflects the allocation of the gross proceeds from the 2009 Unit Offering during the year ended June 30, 2010:

Par value of common stock issued	$14,000
Paid-in capital	1,980,196
Derivative warrant liabilities	1,345,328
Offering expenses	160,476
Total gross proceeds	$3,500,000

The table below reflects the allocation of the gross proceeds from the Initial 2010 Unit Offering Closing during the year ended June 30, 2010:

Par value of common stock issued	$4,000
Paid-in capital	284,943
Derivative warrant liabilities	460,853
Offering expenses	250,204
Total gross proceeds	$1,000,000

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
For the years ended June 30, 2011 and 2010

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

A director resigned on February 18, 2010 and in connection with this termination, 50,000 stock options were forfeited. The resigning director entered into a consulting arrangement with the Company at such time, and subsequently received a separate option under the 2009 Plan to purchase 50,000 shares of common stock with a two-year term and an exercise price equal to $1.00 per share that immediately vested.  The fair value of the options of $37,091 was immediately expensed and the options had no intrinsic value on the date of issuance.

On April 22, 2010, the Company’s Board of Directors granted options under the 2009 Plan to purchase 200,000 shares of its common stock to a consultant.  These options vested immediately and have a 5 year term. They were granted with an exercise price equal to $0.32 per share. The stock price on the grant date was $0.67 per share.  As a result, the intrinsic value and fair value for these options on the grant date was $70,000 and $114,783, respectively.  The fair value of $114,783 was immediately expensed

On August 26, 2010 the Company granted 1,000,000 options to purchase shares of its common stock to MIZ in connection with the Company’s hiring of an affiliate of MIZ as its newly appointed Chief Operating Officer.  These options were granted with an exercise price of $0.38 per share, which was also the stock price on the grant date.  As a result, the intrinsic value and estimated fair value for these options on the grant date was $0 and $343,310, respectively. These options vest in three equal installments on each of the first, second and third anniversaries of the date of grant and expire after ten years.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

Summary of stock option activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	-	-	-	-
Granted	850,000	$0.31	7.83	$-
Exercised	-	-	-	-
Expired/Forfeited	(50,000)	0.25	9.81	-
Outstanding at June 30, 2010	800,000	0.31	7.73	-
Granted	1,000,000	0.38	10.00	-
Outstanding at June 30, 2011	1,800,000	$0.35	8.06	$-
Exercisable at June 30, 2011	433,333	$0.46	2.96	$-

During the year ended June 30, 2011, the 1,000,000 options that were granted had a weighted average grant-date fair value of $0.34 per share.  During the year ended June 30, 2010, the 850,000 options that were granted had a weighted average grant-date fair value of $0.47 per share.   During the years ended June 30, 2011, and 2010, the Company recognized stock-based compensation expense of $283,759 and $199,397, respectively related to stock options, of which $186,090 and $0, respectively was attributable to a related party.  As of June 30, 2011, there was approximately $210,233 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1.87 years.

The fair value of the options granted during the years ended June 30, 2011 and 2010 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2011		June 30, 2010
Market value of stock on grant date	$0.38		$0.46 -$0.91
Risk-free interest rate (1)	2.08	%(1)	2.57%-3.23	%(1)
Dividend yield	0.00%		0.00%
Volatility factor	150%		133.67%-188.7%
Weighted average expected life (2)	6.0 years	(2)	2.0 – 6.5 years	(2)
Expected forfeiture rate	5%		5%

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

Warrants

Summary information regarding common stock warrants outstanding is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at June 30, 2009	-	-
Issued	18,483,000	$0.69
Warrants issued pursuant to anti-dilution provisions	10,150	0.80
Outstanding at June 30, 2010	18,493,150	0.66
Issued	46,750,323	0.25
Warrants issued pursuant to anti-dilution provisions	2,980,428	0.34
Exercised	(14,023,336)	0.10
Outstanding at June 30, 2011	54,200,565	0.35

Warrants outstanding as of June 30, 2011

Issuance Date	Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
November 10, 2009 – December 23, 2009	$0.33	7,151,532	3.4 – 3.5 years	7,151,532
November 10, 2009 – December 23, 2009	$0.54	7,188,392	3.4 – 3.5 years	7,188,392
June 9, 2010 – September 13, 2010	$0.35	8,914,749	3.9 – 4.2 years	8,914,749
June 9, 2010 – July 13, 2010	$0.20	518,905	3.9 - 4.0 years	518,905
November 8-15, 2010	$0.05	5,600,000	4.4 years	5,600,000
December 9, 2010 – March 24, 2011	$0.15	4,766,660	4.4 – 4.7 years	4,766,660
March 24, 2011	$0.40	3,811,671	4.7 years	3,811,671
April 7, 2011	$0.50	11,960,050	2.9 years	11,960,050
April 7, 2011	$0.27	1,913,606	2.9 years	1,913,606
May 2, 2011	$0.50	1,500,000	4.8 years	1,500,000
May 2, 2011	$0.40	75,000	4.8 years	75,000
June 27, 2011	$0.40	800,00	2.8 years	800,000
Total		54,200,565		54,200,565

The intrinsic value of warrants outstanding at June 30, 2011 was $421,137.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

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

As required by FASB ASC Topic No. 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using a modified lattice valuation model (See Note 9).

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011:

Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liabilities - warrant instruments	$-	$-	$15,244,754	$15,244,754

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3) Year Ended
	June 30, 2011	June 30, 2010
Balance as of June 30,	$(8,029,728)	$-
Change in fair value	(6,116,147)	(6,223,547)
Additions	(4,635,105)	(1,806,181)
Warrant modification	(1,068,320)	-
Exercise of Warrants	4,604,546	-
Balance June 30,	$(15,244,754)	$(8,029,728)

Change in fair value of derivative warrant instruments included in earnings for the year ended June 30, 2011 and 2010	$(6,116,147)	$(6,223,547)

The Company recorded a realized loss of $4,069,165 on the settlement of a portion of the warrant derivative liability due to the exercise of certain warrants, and which is included in the change in the fair value of warrant derivative liability in the consolidated income statement during the year ended June 30, 2011.

NOTE 11. INCOME TAXES

The Company files a U.S. federal income tax return.  The Company’s foreign subsidiaries file income tax returns in their jurisdictions. The components of the consolidated taxable net loss are as follows as of the year ended June 30:

	2011	2010

U.S.	$4,481,089	$4,725,533
Foreign	679,850	319,655
Total	$5,160,939	$5,045,188

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

The components of the Company’s deferred tax assets at June 30, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carry-forwards	$3,421,876	$1,744,423
Stock-based compensation	1,294,879	387,582
Impairment of mineral rights	2,996,687	1,604,387
Valuation allowance	(7,611,366)	(3,736,392)
Total deferred tax assets	102,076	-
Deferred tax liability:
Beneficial conversion feature and other	(102,076)	-
Net deferred tax assets	$-	$-

The following table provides reconciliation between income taxes computed at the federal statutory rate and our provision for income taxes at June 30:

	2011	2010
Federal income taxes at 34%	$(6,490,627)	$(5,443,766)
Change in fair value of derivative liability - warrant instruments	2,079,490	2,116,006
Warrant modification expense	363,229	-
Amortization of beneficial conversion feature	126,740	-
Change in valuation allowance	3,874,974	3,327,760
Other	46,194	-
Provision for income taxes	-	-

Unless previously utilized, $10,064,341 of federal tax loss carryforwards will begin to expire in 2029.  Federal tax laws limit the time during which the net operating loss carry-forwards may be applied against future taxes, and if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carry-forwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at June 30, 2011 and 2010.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Nevada

Under the CSV, LM and MW Option Agreement, as amended, the Company is obligated to pay amounts totaling $75,000 contingent upon future events which had not occurred as of June 30, 2011.

Under the BSV Option Agreement, as amended, the Company was required to pay to GeoXplor $100,000 on June 30, 2010, which the Company has not paid.  The $100,000 owed to GeoXplor is recorded in accrued expenses as of June 30, 2011.  During the year ended June 30, 2011, the Company became obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes, which is recorded in accrued expenses as of June 30, 2011.  At June 30, 2011 and 2010, the Company has recorded $189,600 and $100,000 in accrued liabilities, respectively.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

Operating leases
Rental expense for facilities operating leases was $43,662 and $15,708, in fiscal years 2011, and 2010, respectively. Future minimum rental commitments under long-term noncancellable facilities operating leases in place as of June 30, 2011 are as follows (in thousands):

Year Ending June 30,

2012	$43
2013	43
2014	43

Total	$129

NOTE 13. SUBSEQUENT EVENTS

POSCO

On August 24, 2011, we entered into a Securities Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA”) with POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO ( a Korean company), (together, the “POSCAN Agreements”), pursuant to which on September 14, 2011, POSCAN purchased 38,095,300 Units for $0.21 per Unit or $8,000,013, with each “Unit” consisting of one share of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $0.40 per share.

POSCAN has committed to purchase an additional 47,619,000 Units at the same $0.21 price per Unit (for an aggregate additional purchase price of approximately $10 million) upon satisfaction of certain conditions, including:  (i) completion of an updated Measured and Indicated Resource Report prepared in compliance with Canadian National Instrument (“NI”) 43-101 standards that concludes that our Maricunga property meets certain technical requirements and that proceeding to the feasibility study phase for the Maricunga project is warranted; (ii) completion of a work program agreed to by us and POSCAN; and (iii) having the necessary permits and approvals in place for building and operating a brine test facility on the Maricunga property.  The SPA provides that we are to use the proceeds from such investments exclusively for activities related to the development of the Maricunga project, pursuant to budgets mutually agreeable to us and POSCAN.

The SPA includes provisions for POSCAN to purchase brine from the Maricunga property and test it at POSCAN’s test facility in Korea.  In addition, the SPA provides that we and POSCAN will discuss and evaluate the development, financing and construction of a brine testing facility on the Maricunga property, and that if such facility is built, we would (i) supply the test facility with brine and other materials and utilities and (ii) assist POSCAN in obtaining any rights, licenses and permits required to build and operate such facility.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

The securities purchased by POSCAN will be restricted and may not be sold (subject to customary exceptions) until the earlier of nine months from their issuance or November 20, 2012.  Pursuant to the IRA, we have granted POSCAN the right to demand registration of the common stock included in the Units, and issuable upon exercise of the warrants included in the Units, commencing 12 months after the date of issuance of the Units and ending five years after the date of the IRA.  Our obligation to register any such shares shall terminate once they may be sold without registration in any 30 day period pursuant to Rule 144 under the Securities Act.  Upon a registration demand made by POSCAN pursuant to the IRA, we must file a registration statement covering the shares within 75 calendar days of such demand, and use our best efforts to have it declared effective within 120 calendar days of filing.  If we do not meet these deadlines, we must pay liquidated damages of 2% of the purchase price of the securities per month until such failures are cured (up to an aggregate maximum of 10%).  POSCAN will also have “piggy-back” registration rights with respect to such shares.

The IRA provides that we will appoint a director nominated by POSCAN to our Board of Directors, and will continue to nominate a POSCAN-designee at each annual meeting for as long as POSCAN owns not less than 10% of the issued and outstanding shares of our common stock.  So long as POSCAN holds any shares of our common stock (subject to customary exceptions), we shall not issue any new securities to any person unless we have also offered to POSCAN the right to purchase its pro rata share of such securities on the same terms and conditions as are offered, as to maintain its then percentage interest in our outstanding capital.  The IRA also provides that, until the earlier of (i) POSCAN owning less than 10% of our issued and outstanding common stock and (ii) our aggregate market capitalization exceeding $250 million, we may not undertake certain actions without the approval of POSCAN (which approval may be evidenced by the affirmative vote or consent of POSCAN’s director nominee), including:  a liquidation, merger or reorganization; a sale of all or substantially all of our assets; incurring indebtedness in excess of $1,000,000 (subject to certain exceptions); create or take any action that results in our holding the capital stock of any subsidiary that is not wholly owned (with certain exceptions); transfer or license our proprietary technology to a third party; substantially change the scope of our business; or amend or waive any non-competition or non-solicitation provision applicable to our Chief Executive Officer or Chief Operating Officer.

POSCO (with its subsidiaries) is a diversified company, with operations in energy, chemicals and materials and is one of the largest steel manufacturers in the world.   There can be no assurance that any final agreement will be reached with POSCAN with respect to a pilot plant, a commercial plant, any further investment by POSCAN, any purchase by POSCAN of our production, or otherwise.

Employment Agreement

We have entered into an Employment Services Agreement with our Chief Executive Officer, Mr. Luis Saenz, effective as of August 24, 2011.  Under the Employment Services Agreement, Mr. Saenz will devote his full-time efforts to us, and we will pay Mr. Saenz such base salary as may be determined by our Board of Directors.  The Employment Services Agreement has an initial term of one year and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew.  We may also pay Mr. Saenz an annual bonus at such time and in such amount as may be determined by our Board of Directors in its sole discretion.

Li3 ENERGY, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

Mr. Saenz’s employment by us remains “at-will” and terminable at any time for any reason or for no reason.  If Mr. Saenz’s employment is terminated by us without Cause, we must continue to pay him any base salary at the rate then in effect for a period of 18 months.  If Mr. Saenz terminates the Employment Services Agreement for Good Reason, or in the event of a termination of employment due to a permanent disability, we will continue to pay him any base salary at the rate then in effect for a period of 18 months.

For the duration of the employment period and, unless we terminate Mr. Saenz’s employment without Cause, for a period of 18 months thereafter, Mr. Saenz has agreed not to directly or indirectly compete with any business engaged in by us or proposed to be engaged in by us during the period of his employment anywhere within the countries in which we are then operating.

Convertible Debt Extension

We have entered into an Amendment and Waiver Agreement with the holders of our zero-coupon bridge notes, dated as of August 25, 2011 (the “Waiver Agreement”).  Pursuant to the Waiver Agreement, effective upon the closing of POSCAN’s initial $8 million investment under the SPA, the zero-coupon bridge notes will be due on June 30, 2012, and we will not be required to make any prepayment out of the proceeds of the SPA.  The Waiver Agreement does not alter the principal amount of the zero-coupon bridge notes, however it provides that such notes will accrue interest at a rate of 15% per annum from February 2, 2012, until June 30, 2012.  The Waiver Agreement also reduces the conversion price of the $1.5 million zero-coupon bridge notes to $0.12 per share (12,500,000 shares).  In connection with the Waiver Agreement, we have agreed to pay an arranger a cash fee of $30,000.

The Company analyzed the transaction based on ASC 470 and concluded that the amendment resulted in a substantial modification of terms of the debt. Accordingly, the Company will recognize the amendment as an extinguishment of debt which provides that the fair value of the new debt agreement will be compared with the carrying value of the existing debt and a gain or loss on extinguishment be recognized.  The Company estimates the loss on extinguishment in the range of $1.5 to $2.0 million.

As a consequence of the extinguishment, the post modification debt will be recorded at its fair value and the resulting premium will be amortized as interest income over the term of the debentures.

 Exercise of warrants

In August and September 2011, an investor exercised 4,000,000 warrants with a $0.05 exercise price for cash of $200,000.

Adjustment of warrant exercise price and shares

As a result of the shares issued to POSCAN subsequent to year-end and the convertible debt extension, and the exercise of warrants, the exercise prices and number of shares issuable upon exercise of certain warrants were adjusted.  The weighted average exercise price of warrants outstanding at June 30, 2011 was reduced to $0.34 per share and an additional 1,188,848 warrants were issued pursuant to anti-dilution provisions.

Centurion Private Equity, LLC Investment agreement termination

On September 14, 2011, we delivered a Notice of Termination to the Investor to terminate the Investment Agreement.