Form 10-Q
period 2011-09-30
Li3 Energy, Inc.
filed 2011-11-14
CIK 1334699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-54303
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
Yes ☐ No ☒

As of November 11, 2011, there were 322,209,220 shares of the registrant’s common stock outstanding.

LI3 ENERGY, INC.

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify appropriate corporate acquisition and/or joint venture opportunities in the lithium mining sector, our ability to establish technical and managerial infrastructure, our ability to raise the required capital to take advantage of and successfully participate in such opportunities, and future economic conditions, political stability and lithium prices. Descriptions of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appear in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission (the “SEC”).

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30, 2011	June 30, 2011
Assets
Current Assets:
Cash	$7,326,933	$952,401
Deferred financing costs	-	103,250
Prepaid expenses and advances	131,193	41,809
Total current assets	7,458,126	1,097,460

Mineral rights	64,041,000	64,041,000
Property and equipment, net of accumulated depreciation of $20,482 and $19,195, respectively	55,558	-
Total non- current assets	64,096,558	64,041,000
Total assets	$71,554,684	$65,138,460

Liabilities & Stockholders' Equity
Current Liabilities:
Accounts payable	$475,773	$259,992
Accrued expenses	472,700	433,028
Finders’ fees payable	310,000	-
Payable to related parties	110,845	110,986
Zero-coupon convertible debt, net of accumulated amortization of $17,156 and $372,764, respectively	1,283,507	372,764
Notes payable	95,000	95,000
Total current liabilities	2,747,825	1,271,770

Derivative liabilities-warrant instruments	11,514,123	15,244,754
Total liabilities	14,261,948	16,516,524

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 322,009,220 and 279,913,920 shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	322,009	279,914
Additional paid-in capital	63,096,521	58,307,796
Deficit accumulated during exploration stage	(31,621,794)	(35,461,774)
Total stockholders' equity of Li3 Energy, Inc.	31,796,736	23,125,936
Non-controlling interest	25,496,000	25,496,000
Total stockholder’s equity	57,292,736	48,621,936
Total liabilities and stockholders' equity	$71,554,684	$65,138,460

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

			June 24, 2005
			(inception)
			through
	Three Months Ended September 30,		September 30,
	2011	2010	2011

Revenues	$-	$-	$2,278

Cost of goods sold	-	-	1,182

Gross profit	-	-	1,096

Operating expenses:
Inventory impairment	-	-	1,469
Mineral rights impairment expense	-	-	8,838,785
Loss on settlements, net	-	-	1,497,500
Exploration expenses	468,242	272,642	3,364,096
General and administrative expenses	1,250,196	831,227	9,649,476
Total operating expenses	1,718,438	1,103,869	23,351,326

Other (income) expense:
Warrant modification expense	-	-	1,068,320
Change in fair value of derivative liability – warrant instruments	(6,948,644)	(2,772,726)	5,391,050
Loss on debt extinguishment	841,752	-	841,752
Loss on foreign currency	14,985	3,437	18,762
Interest income	(715)	(67)	(5,664)
Interest expense	534,204	1,944	957,344
Total other (income) expense	(5,558,418)	(2,767,412)	8,271,564

Net income (loss)	$3,839,980	$1,663,543	$(31,621,794)

Basic and diluted earnings per share	$0.01	$0.02

Weighted average number of common shares outstanding
Basic	287,821,798	82,708,587
Diluted	304,402,915	85,208,587

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
From June 24, 2005 (Inception) through September 30, 2011
 (Unaudited)

				Deficit
				Accumulated
			Additional	During	Non-
	Common Stock		Paid-In	Exploration	Controlling
	Shares	Par Value	Capital	Stage	Interest	Total

Balance at June 24, 2005 (Inception)	-	$-	$-	$-	$-	$-
Stock issued for cash on June 24, 2005 at $0.000105 per share	35,526,336	35,526	(31,776)	-	-	3,750
Stock issued for cash on June 24, 2005 at $0.000105 per share	35,526,336	35,526	(31,776)	-	-	3,750
Net loss, period ended June 30, 2005	-	-	-	-	-	-
Balance, June 30, 2005	71,052,672	71,052	(63,552)	-	-	7,500
Stock issued for cash on March 14, 2006 at $0.001056 per share	47,368,454	47,368	2,632	-	-	50,000
Net loss, year ended June 30, 2006	-	-	-	(14,068)	-	(14,068)
Balance, June 30, 2006	118,421,126	118,420	(60,920)	(14,068)	-	43,432
Net loss, year ended June 30, 2007	-	-	-	(16,081)	-	(16,081)
Balance, June 30, 2007	118,421,126	118,420	(60,920)	(30,149)	-	27,351
Stock issued for cash on February 7, 2008 at $0.019 per share	2,631,595	2,632	47,368	-	-	50,000
Net loss, year ended June 30, 2008	-	-	-	(95,656)	-	(95,656)
Balance, June 30, 2008	121,052,721	121,052	(13,552)	(125,805)	-	(18,305)
Net loss, year ended June 30, 2009	-	-	-	(67,905)	-	(67,905)
Balance, June 30, 2009	121,052,721	121,052	(13,552)	(193,710)	-	(86,210)
October 2009, cancellation of former officer's shares	(71,052,626)	(71,052)	71,052	-	-	-
October 2009, stock issued to the chief executive officer for services at $0.0032 per share	1,500,000	1,500	3,300	-	-	4,800
November, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $42,392	6,400,000	6,400	1,018,222	-	-	1,024,622
November, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $5,350	2,120,000	2,120	299,447	-	-	301,567
November, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $31,243	1,820,000	1,820	234,944	-	-	236,764
December, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $4,859	1,900,000	1,900	260,222	-	-	262,122
December, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $76,632	1,760,000	1,760	167,361	-	-	169,121
December 2009, stock issued to a consultant for services at $0.61 per share	750,000	750	456,750	-	-	457,500
February 2010, stock issued to a consultant for services at $0.93 per share	375,000	375	348,375	-	-	348,750
March, 2010, stock issued for acquisition of mineral rights at $0.91 per share	4,000,000	4,000	3,636,000	-	-	3,640,000
June, 2010 common stock sold in private placement offering at $0.25 per share, less offering cost totaling $250,204	4,000,000	4,000	284,943	-	-	288,943
Stock options issued to consultant for services	-	-	114,783	-	-	114,783
Amortization of stock-based compensation expense	-	-	84,614	-	-	84,614
Stock issued by CEO to employees and director for services	-	-	129,500	-	-	129,500
Net loss, year ended June 30 , 2010	-	-	-	(16,048,682)	-	(16,048,682)
Balance, June 30, 2010	74,625,095	74,625	7,095,961	(16,242,392)	-	(9,071,806)

July 2010, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $47,245	2,000,000	2,000	230,884	-	-	232,884
August 2010, stock issued for acquisition of mineral rights at $0.39 per share	10,000,000	10,000	3,890,000	-	-	3,900,000
August 2010, stock issued for services at $0.30 per share	87,096	87	26,042	-	-	26,129
September 2010, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $4,757	160,000	160	18,017	-	-	18,177
November 2010, common stock sold in private placement offering at $0.05 per share – no offering costs	2,000,000	2,000	21,425	-	-	23,425
November 2010, common stock sold in private placement offering at $0.05 per share – no offering costs	2,000,000	2,000	23,214	-		25,214
December 2010, stock issued for services at $0.231 per share	1,551,253	1,551	356,788	-	-	358,339
December 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $56,843	3,333,338	3,334	217,875	-	-	221,209
December 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $100,616	5,383,325	5,383	363,246	-	-	368,629
December 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $8,125	766,667	767	64,558	-	-	65,325
January 2011, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $41,033	1,783,333	1,783	91,472	-	-	93,255
February 2011, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $16,470	400,000	400	20,322	-	-	20,722
February 2011 common stock issued for cash on sale of D Units upon exercise of Double Options, at $0.05 per share.	3,800,000	3,800	186,200	-	-	190,000
February 2011, exercise of $0.05 per share D Warrants for cash	2,000,000	2,000	98,000	-	-	100,000
February 2011, fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	2,328,951	-	-	2,328,951
February 2011, common stock issued for legal services at $0.385 per share	608,310	608	233,591	-	-	234,199
February 2011, common stock issued for Lacus settlement at $0.385 per share	500,000	500	192,000	-	-	192,500
February 2011, common stock issued for Compensation Modification Agreement at $0.385 per share	1,000,000	1,000	384,000	-	-	385,000
February 2011, common stock issued for Settlement Agreement at $0.385 per share	1,000,000	1,000	384,000	-	-	385,000
February 2011, common stock issued for MIZ Employment Service Agreement vested stock-based compensation	500,000	500	(500)	-	-	-
February 2011, common stock issued to MIZ at $0.385 per share for salary under Employment Service Agreement	500,000	500	192,000	-	-	192,500
February 2011, common stock issued to MIZ for bonus under Employment Service Agreement at $0.38 per share	236,842	237	89,763	-	-	90,000
March 2011, exercise of $0.15 per share E Warrants for cash	7,473,336	7,474	1,113,576	-	-	1,121,050
March 2011, fair value of E warrants reclassified from derivative liability to equity upon exercise	-	-	1,951,885	-	-	1,951,885
March 2011, common stock issued for settlement with Puna Lithium at $0.32 per share	6,000,000	6,000	1,914,000	-	-	1,920,000
April 2011, exercise of $0.15 per share E warrants for cash	150,000	150	22,350	-	-	22,500
April 2011, fair value of E warrants reclassified from derivative liability to equity upon exercise	-	-	70,545	-	-	70,545
May 2011, cashless exercise of $0.05 per share D warrants	515,254	515	-	-	-	515
May 2011, fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	253,165	-	-	253,165
Beneficial conversion on convertible debt issued in May 2011	-	-	368,000	-	-	368,000
May 2011, common stock sold in private placement offering at $0.27 per share, less offering costs totaling $737,271	23,920,071	23,920	3,554,723	-	-	3,578,643
May 2011, common stock issued for acquisition of mineral rights at $0.25 per share	127,500,000	127,500	31,747,500	-	-	31,875,000
May 2011, Consolidation of Maricunga, non-controlling interest.	-	-	-	-	25,496,000	25,496,000
June 2011, common stock issued for services at $0.22 per share	120,000	120	26,280	-	-	26,400
Amortization of stock-based compensation	-	-	777,963	-	-	777,963
Net loss, year ended June 30, 2011	-	-	-	(19,219,382)	-	(19,219,382)
Balance, June 30, 2011	279,913,920	279,914	58,307,796	(35,461,774)	25,496,000	48,621,936

August and September 2011, exercise of $0.05 per share D Warrants for cash	4,000,000	4,000	196,000	-	-	200,000
August and September 2011, fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	561,965	-	-	561,965
September 2011, common stock sold to POSCO at $0.21 per share, less offering costs totaling $685,944	38,095,300	38,095	3,495,996	-	-	3,534,091
Beneficial conversion on convertible debt Waiver Agreement	-	-	330,019	-	-	330,019
Amortization of stock-based compensation	-	-	204,745	-	-	204,745
Net income, period ended September 30, 2011	-	-	-	3,839,980	-	3,839,980
Balance, September 30, 2011	322,009,220	$322,009	$63,096,521	$(31,621,794)	$25,496,000	$57,292,736

LI3 ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flow
(Unaudited)

			June 24, 2005
	Three Months	Three Months	(inception)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2011	2010	2011
Cash Flows from Operating Activities
Net income (loss)	$3,839,980	$1,663,543	$(31,621,794)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,287	975	20,787
Amortization of deferred financing costs	36,875	-	66,375
Loss on settlements, net	-	-	1,497,500
Loss on extinguishment of debt	841,752	-	841,752
Stock-based compensation – related party	159,147	82,564	1,120,838
Stock-based compensation	45,598	49,839	2,892,374
Warrant modification expense	-	-	1,068,320
Change in fair value of warrant derivative liabilities	(6,948,644)	(2,772,726)	5,391,050
Zero coupon interest accretion and amortization of debt discount on convertible notes	495,385	-	868,149
Inventory impairment	-	-	1,469
Mineral rights impairment expense	-	-	8,838,785
Changes in operating assets and liabilities:
Increase in inventory	-	-	(1,469)
Decrease (increase) in prepaid expenses and advances	(89,384)	36,409	(131,193)
Increase (decrease) in accounts payable	215,781	(23,782)	475,773
Increase in accrued expenses	349,672	216,543	1,362,210
Increase (decrease) in payable to related parties	(141)	139,667	110,845
Net cash used in operating activities	(1,052,692)	(606,968)	(7,198,229)

Cash Flows from Investing Activities
Acquisition of mineral rights	-	(180,000)	(7,968,785)
Acquisition of equipment	(56,845)	-	(66,345)
Increase in leasehold improvement	-	-	(10,000)
Net cash used in investing activities	(56,845)	(180,000)	(8,045,130)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	95,000
Proceeds from zero-coupon convertible debt offering	-	-	1,500,000
Payment of deferred financing costs	-	-	(75,000)
Payment of waiver fee for convertible debt	(30,000)	-	(30,000)
Proceeds from exercise of warrants	200,000	-	1,633,575
Proceeds from issuance of common stock, net of offering costs	7,314,069	487,998	19,446,717

Net cash provided by financing activities	7,484,069	487,998	22,475,292

Net increase (decrease) in cash	6,374,532	(298,970)	7,326,933

Cash at beginning of period	952,401	302,821	-

Cash at end of period	$7,326,933	$3,851	7,326,933

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
Non-cash investing and financing transactions:
Common stock cancelled	$-	$-	$71,052
Issuance of common stock for acquisition of mineral rights	$-	$3,900,000	$39,415,000
Warrants issued for services	$-	$-	$157,010
Warrants issued for offering costs	$-	$-	$57,750
Debt discount due to warrant derivative liabilities issued with convertible debt	$-	$-	$1,132,000
Debt discount due to beneficial conversion feature	$330,019	$-	$698,019
Reclassification of warrant liability to additional paid-in-capital for warrant exercises	$561,965	$-	$5,166,511
Fair value of derivative warrant instruments issued in private offerings	$3,779,978	$236,937	$8,874,504
Consolidation of non-controlling interest of the Maricunga Companies	$-	$-	$25,496,000

LI3 ENERGY, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the quarterly period ended September 30, 2011
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

The Company’s five subsidiaries include; Li3 Energy Peru SRL (“Li3 Peru”), a wholly owned subsidiary in Peru, formed to explore mining opportunities in Peru and in South America; Minera Li Energy SPA (“Minera Li”), a wholly owned subsidiary in Chile; Alfredo Holdings, Ltd. (“Alfredo”), an exempted limited company incorporated under the laws of the Cayman Islands; Pacific Road Mining Chile, SA, a Chilean corporation (“PRMC”), which is a subsidiary of Alfredo; and Noto Energy S.A. (“Noto”), an Argentinean corporation. Also, in May 2011, Minera Li acquired 60% ownership of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, a group of six private companies (the “Maricunga Companies”).

During March 2011, the Company amended its Articles of Incorporation to provide for the issuance of 1,000,000,000 shares of capital stock (increased from 300,000,000 shares of capital stock), of which 990,000,000 are shares of common stock, par value $0.001 per share, and 10,000,000 are undesignated preferred stock, par value $0.001 per share.

The accompanying unaudited interim consolidated financial statements of Li3 Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending June 30, 2011, as reported in Form 10-K, have been omitted.

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

c. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $0 cash equivalents at September 30, 2011 and June 30, 2011, respectively. The Company has not experienced any losses on its deposits of cash and cash equivalents.

d. Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. As of September 30, 2011, management evaluated our capitalized mineral rights for impairment and determined no impairment was required.

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

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS:

	Three months ended			Three months ended
	September 30, 2011			September 30, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$3,839,980	287,821,798	$0.01	$1,663,543	82,708,587	$0.02
Dilutive effect of convertible debt	58,389	12,814,450	—	—	—	—
Dilutive effect of warrants calculated using the treasury stock method	(291,101)	1,066,667	—	—	—	—
Dilutive effect of restricted stock	—	2,700,000	—	—	2,500,000	—
Diluted EPS	$3,607,268	304,402,915	$0.01	$1,663,543	85,208,587	$0.02

The following table sets forth the schedule of anti-dilutive securities excluded from computation of diluted EPS:

	Three months ended
	September 30, 2011	September 30, 2010
Stock options	766,667	250,000
Stock warrants	87,884,712	54,200,565

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  As of September 30, 2011 and June 30, 2011, we have established a valuation allowance to fully reserve our net deferred tax assets.

For financial statement purposes, we recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We did not have any uncertain income tax positions or accrued interest or penalties included in our consolidated balance sheets at September 30, 2011 or June 30, 2011, and did not recognize any interest and/or penalties in our consolidated statements of operations during the three months ended September 30, 2011 or 2010, respectively.

h. Subsequent Events

We evaluated all subsequent events from September 30, 2011 through the date of the issuance of these consolidated financial statements.

i. Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

j. Reclassifications

Certain accounts in the prior period were reclassified to conform with the current period financial statement presentation.

NOTE 3.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has no sources of recurring revenue and has generated net losses of $31,621,794 and negative cash flows from operations of $7,198,229 during the period from June 24, 2005 (inception) through September 30, 2011.

In the course of its development activities, the Company has sustained and continues to sustain losses. The Company cannot predict if and when it may generate profits. In the event the Company identifies commercial reserves of lithium or other minerals, it will require substantial additional capital to develop those reserves. The Company expects to finance its operations primarily through future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern because there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, then the Company’s operations would be materially negatively impacted.

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

NOTE 4.  MINERAL RIGHTS

	September 30, 2011	June 30, 2011
Maricunga	$63,741,000	$63,741,000
Noto	300,000	300,000
Total	$64,041,000	$64,041,000

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

On May 20, 2011, the Company and the Maricunga Sellers signed the Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga (the “Acquisition Agreement”), whereby the Company, through its Chilean subsidiary, Minera Li, acquired from the Maricunga Sellers a 60% interest in each of the Maricunga Companies. The purchase price, including amounts paid to agents, was $6,370,000 in cash and 127,500,000 restricted shares of common stock of the Company (the “Maricunga Purchase Price Shares”) which had a fair value of $31,875,000 based on the market price on the date of issuance. The $6,370,000 in cash includes the $250,000 deposit paid in December 2010 and $120,000 due to agents. Pursuant to the Acquisition Agreement, closing occurred on June 2, 2011, the date by which the Maricunga Sellers and agents received their shares of common stock (which were registered in Chile) and the remaining $6,000,000 of cash. The agents received $120,000 at closing.

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

On March 12, 2010, the Company entered into a Share Purchase Agreement with the Noto Shareholders (the “Share Purchase Agreement”) for the acquisition of one hundred percent (100%) of the issued and outstanding shares of Noto, which beneficially owns a one hundred percent (100%) undeveloped mineral interest in over 2,995 acres (1,212 hectares) situated on brine salars in Argentina, known as Cauchari (the “Noto Properties”).

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

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2011	June 30, 2011
Leasehold improvement and equipment	$76,040	$19,195
Less: Accumulated depreciation	(20,482)	(19,195)
Net property and equipment	$55,558	$-

Depreciation expense for the three-month periods ending September 30, 2011 and 2010 was $1,287, and $975, respectively.

NOTE 6.   RELATED PARTY TRANSACTIONS

Legal Services

Antonio Ortúzar, who served as a director of the Company from February 18, 2010, to October 25, 2010, is a Partner in a law firm that the Company has engaged to perform certain legal services.  The Company pays for such legal services at the standard rates that the firm charges its unrelated clients.  For the three months ended September 30, 2011 and 2010, the Company incurred $0 and $66,000 of legal fees to the law firm, respectively.

MIZ

The Company is party to an employment services agreement between MIZ Comercializadora, S de R.L. (“MIZ”) and the Company in which Tom Currin (a partial owner of MIZ) serves as Chief Operating Officer of the Company.

Pursuant to the Chief Operating Officer’s Employment Services Agreement, the Company granted to MIZ an award under the 2009 Plan pursuant to which the Company shall issue 2,500,000 restricted shares of its common stock (the “Restricted Stock”). The shares of Restricted Stock vest in installments of between 300,000 and 1,000,000 shares upon the achievement of certain milestones set forth in the Employment Services Agreement, subject to acceleration upon a change of control or a termination of Mr. Currin’s employment by the Company for good reason (as defined in the Employment Services Agreement) or by the Company for any reason other than for cause (as defined in the Employment Services Agreement). If his employment is terminated by the Company for cause as defined in the Employment Services Agreement, or by Mr. Currin for any reason other than good reason, then all unvested Restricted Stock will immediately expire.

The Company determined the grant date of the 2,500,000 shares was August 11, 2010. The stock price on the grant date was $0.38 per share. Total compensation expense which may be recognized in connection with these restricted shares is $950,000 if all of the shares vest. A milestone was achieved in January 2011, resulting in the vesting of 500,000 shares of common stock and the Company recorded $190,000 of stock-based compensation expense during the year ended June 30, 2011 based on a vesting service period of approximately five months beginning on the grant date. In February 2011, the Company issued the 500,000 fully vested shares of Restricted Stock to MIZ. The remaining 2,000,000 shares contain various vesting requirements that the Company estimates will be achieved between November 2011 and June 2013. During the three months ended September 30, 2011 and 2010, the Company recorded $122,373 and $53,824 of stock compensation expense for the shares based on these estimated vesting dates.

The Company also incurred $36,774 and $28,740 of stock-based compensation during the three months ended September 30, 2011 and 2010, respectively related to stock options granted to MIZ. See Note 10.

MIZ was also paid $50,000 and $0 in cash for compensation during the three months ended September 30, 2011 and 2010, respectively.  At September 30, 2011 and June 30, 2011, the Company has $100,000 of accrued bonus to MIZ recorded in payable to related parties in the consolidated balance sheets.

R&M Global Advisors

The Company is party to an employment services agreement between R&M Global Advisors, LLC. (“R&M Global Advisors”) and the Company in which Eric Marin (a partial owner of R&M Global Advisors) serves as interim Chief Financial Officer of the Company.

R&M Global Advisors was paid $22,500 and $0 in cash for compensation during the three months ended September 30, 2011 and 2010, respectively.

NOTE 7. NOTES PAYABLE

The Company issued a $50,000 unsecured Promissory Note dated June 5, 2008 (the ”Note”) to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such Note allow for prepayment of the principal and accrued interest any time without penalty. The interest rate is 8% per annum and the maturity date was June 5, 2010. The total interest accrued at September 30, 2011 and June 30, 2011 is $13,306 and $12,298, respectively. This Note is in default as of September 30, 2011 and remains payable to Milestone.

The Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) dated April 30, 2009, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due on November 8, 2010 to Milestone. The Convertible Note provides that the principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date. The Company and Milestone have not yet negotiated such conversion terms. The total interest accrued on the Convertible Note at September 30, 2011 and June 30, 2011 is $8,901 and $7,965, respectively. This Note is in default as of September 30, 2011 and remains payable to Milestone.

NOTE 8. CREDIT AGREEMENT

On May 2, 2011, the Company entered into and simultaneously closed a Credit Agreement for a $1.5 million bridge loan with three private institutional investors. Under the Credit Agreement, the Company issued to each lender a zero-coupon original issue discount note due February 2, 2012. The notes were convertible into shares of the Company’s common stock at the lender’s option at a price of $0.40 per share. The aggregate face amount of the notes at the February 2, 2012 maturity would be $1,677,438. The Company may prepay the notes at its option (together with accrued original issue discount), and was required to prepay them (together with accrued original issue discount) first out of the net proceeds of any future capital raising transactions by the Company.

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

The Company agreed to pay finder’s fees consisting of cash in the amount of 5% of the aggregate issue price of the notes, or $75,000 in total, and warrants to purchase an aggregate of 75,000 shares of common stock, exercisable for five years at an initial exercise price of $0.40 per share (the “Arranger Warrants”). The Arranger Warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. The fair value of the Arranger Warrants was recognized as derivative warrant instruments at issuance and is measured at fair value at each reporting period. The Company determined the fair value of the Arranger Warrants at the issuance date was $57,750, which was recorded as deferred financing costs. The deferred financing costs of $132,750 will be amortized over the life of the debt on a straight-line basis which approximates the effective interest method.

On August 25, 2011, the Company entered into an Amendment and Waiver Agreement with the holders of the zero-coupon bridge notes (the “Waiver Agreement”).  Pursuant to the Waiver Agreement, effective upon the closing of POSCAN’s initial $8 million investment under the SPA (see Note 10), the zero-coupon bridge notes maturity date was extended to June 30, 2012, and the Company is not required to make any prepayment out of the proceeds of the SPA.  As the POSCAN closing occurred on September 14, 2011, the Waiver Agreement was deemed effective on that date.  The Waiver Agreement does not alter the principal amount of the zero-coupon bridge notes, however it provides that such notes will accrue interest at a rate of 15% per annum from February 2, 2012, until June 30, 2012.  The Waiver Agreement also reduces the conversion price of the $1.5 million zero-coupon bridge notes from $0.40 to $0.12 per share.  In connection with the Waiver Agreement, the Company agreed to pay an arranger a cash fee of $30,000.

The Company concluded that the Waiver Agreement resulted in a substantial modification of terms of the debt because the fair value of the embedded conversion feature increased by more than 10% as a result of the decrease in the conversion price from $0.40 per share to $0.12 per share. Accordingly, the Company recognized the amendment as an extinguishment of debt and recorded a loss on debt extinguishment.   The Company determined that the fair value of the Credit Agreement approximated the initial $1.5 million face value of the notes plus accrued interest of $84,192 due to the short-term nature of the notes.  As a result, the Company recorded a loss on debt extinguishment of $841,752, consisting of $745,377, the difference between the carrying value of the notes and the estimated fair value of the post-modification notes, $66,375 of unamortized deferred financing costs and $30,000 for the Waiver Agreement arranger fee.  See summary below.

September 14,2011
Loss on Extinguishment
Estimated fair value of debt after modification	$1,584,192
Waiver fee	30,000
Fair value of assets given	1,614,192
Less: Carrying Value of pre-modification debt	(838,815)
Unamortized deferred financing costs	66,375
Loss on debt extinguishment	$841,752

The new convertible debentures were analyzed for a beneficial conversion feature after the debt modification at which time it was concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $330,019. This amount was recorded as a debt discount and is amortized to interest expense over the term of the debentures. See detail summary below for carrying value of debt.

September 30,2011
Post-Modification Debt
Estimated fair value of debt after modification	$1,584,192
Less: Beneficial conversion feature discount	(330,019)
Carrying value at September 14, 2011	1,254,173
Accrued interest	12,178
Amortization of debt discount	17,156
Carrying value at September 30, 2011	1,283,507

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

The warrants (including any Agent warrants) issued in connection with the 2009 Unit Offering, the 2010 Unit Offerings,  the Incentive warrants, the 2011 Unit Offering warrants, the Lender Warrants, the Warrants issued for advisory services, the Arranger Warrants and the POSCAN warrants contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the relevant time. The amount of any such adjustment is determined in accordance with the provisions of the relevant warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the relevant time. In addition, the number of shares issuable upon exercise of the 2010 Unit Offering Warrants, the Incentive warrants and all warrants issued to agents under both the 2009 Unit Offering, and the 2010 Unit Offerings will be increased inversely proportional to any decrease in the exercise price, thus preserving the aggregate exercise price of the warrants both before and after any such adjustment.

The fair values of the warrants issued in the 2009 Unit Offering, the 2010 Unit Offerings, the Incentive warrants, the 2011 Unit Offering, the Lender Warrants, the Arranger warrants, the warrants issued for advisory services and the POSCAN Warrants were recognized as derivative warrant instruments at issuance or when they become issuable and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a modified lattice valuation model.

Activity for derivative warrant instruments during the three months ended September 30, 2011 was as follows:

	Balance at June 30, 2011	Initial valuation of derivative liabilities upon issuance of new warrants during the period	Decrease in Fair Value of Derivative Liability	Exercise of warrants	Balance at September 30, 2011
2009 Unit Offering warrants	$3,854,119	$-	$(1,759,907)	$-	$2,094,212
First 2010 Unit Offering warrants	2,911,244	-	(1,436,010)	-	1,475,234
Second 2010 Unit Offering warrants	1,800,265	-	(1,015,041)	(561,965)	223,259
Third 2010 Unit Offering warrants	1,156,744	-	(631,099)	-	525,645
Incentive warrants	1,072,441	-	(495,337)	-	577,104
2011 Unit Offering warrants	3,736,897	-	(1,762,321)	-	1,974,576
Lender warrants	523,234	-	(263,507)	-	259,727
Warrants for advisory services and Arranger warrants	189,810	-	(99,648)	-	90,162
POSCAN warrants	-	3,779,978	514,226	-	4,294,204
Total	$15,244,754	$3,779,978	$(6,948,644)	$(561,965)	$11,514,123

Activity for derivative warrant instruments during the three months ended September 30, 2010 was as follows:

	Balance at June 30, 2010	Initial valuation of derivative liabilities upon issuance of new warrants during the period	Decrease in Fair Value of Derivative Liability	Balance at September 30, 2010

2009 Unit Offering warrants	$6,313,769	$-	$(2,403,438)	$3,910,331
2010 Unit Offering warrants	1,715,959	236,937	(369,288)	1,583,608
	$8,029,728	$236,937	$(2,772,726)	$5,493,939

During the three months ended September 30, 2011, 4,000,000 warrants were exercised for aggregate proceeds of $200,000. The Company reduced the derivative liability by $561,965 based on the fair value of the warrants on the date of exercise and increased additional paid-in capital by the same amount.

The following is a summary of the assumptions used in the modified lattice valuation model as of the initial valuations of the derivative warrant instruments issued during the three months ended September 30, 2011, and 2010, respectively and as of September  30, 2011 and 2010, respectively:

	Initial Valuations – September 30, 2011	Initial Valuations - September 30, 2010	Valuation as of September 30, 2010	Valuation as of September 30, 2011
Common stock issuable upon exercise of warrants	38,095,300	2,300,000	20,798,448	89,484,712

Market value of common stock on measurement date (1)	$0.145	$0.30 - $0.39	$0.25	$0.112

Adjusted Exercise price	$0.40	$0.25 - $0.50	$0.25 - $0.90	$0.05- $0.48

Risk free interest rate (2)	0.42%	1.51% - 1.90%	1.27%	0.42%-.96%
Warrant lives in years	3.0	5.0	4.11 – 4.95	2.55-4.45
Expected volatility (3)	205%	151%	151%	176%-205%
Expected dividend yield (4)	0	0	0	0
Assumed stock offerings per year over next five years (5)	1-2	1	1	1-2
Probability of stock offering in any year over five years (6)	100	100%	100%	100%
Range of percentage of existing shares offered (7)	10%-31%	10% - 30%	10% - 30%	10%-31%
Offering price range (8)	$0.21-$0.45	$0.25 - $1.50	$0.25 - $1.50	$0.21-$0.45

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 3 or 5 year Treasury Bill as of the respective Offering or measurement date.

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

NOTE 10.  STOCKHOLDERS’ EQUITY

Common Stock issuable for services

On June 27, 2011, the Company granted its Chief Executive Officer an award of 700,000 shares of the Company’s common stock which vests in 1/3 increments on each of January 15, 2012, January 15, 2013 and January 15, 2014. The value of the issuable shares was determined based on the $0.22 closing price of the common stock on the measurement date, and totaled $154,000. The Company will record stock compensation expense over the 3 year service period. During the three months ended September 30, 2011, the Company recorded $36,641 of stock compensation in connection with this agreement. No shares have been issued as of September 30, 2011.

Common Stock sales

July 1, 2011 through September 30, 2011

On August 24, 2011, we entered into a Securities Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA”) with POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO ( a Korean company), (together, the “POSCAN Agreements”), pursuant to which on September 14, 2011, POSCAN purchased 38,095,300 Units for $0.21 per Unit or $8,000,013 ($7,314,069 net after offering expenses), with each “Unit” consisting of one share of our common stock and a three-year warrant (“POSCAN Warrants”) to purchase one share of our common stock at an exercise price of $0.40 per share.  A total of $3,779,978 of the proceeds were allocated to the value of the related POSCAN Warrants and recorded as derivative liabilities-warrant instruments (See Note 9).  The Company incurred finders’ fees equal to 7% of the gross proceeds received from the SPA.  At September 30, 2011, the Company has paid $250,000 of the fees and has $310,000 of Finders’ fees payable recorded in the consolidated balance sheet.

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

The table below reflects the allocation of the gross proceeds from the POSCAN Offering during the three months ended September 30, 2011:

Par value of common stock issued	$38,095
Paid-in capital	3,495,996
Derivative warrant liabilities	3,779,978
Offering expenses	685,944
Total gross proceeds	$8,000,013

Stock Option Awards

A Director resigned on September 14, 2011, and forfeited 333,333 stock options. Accordingly, only 166,667 of his options remain outstanding and shall expire on December 14, 2011.

Summary of stock option activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	1,800,000	0.35	8.06	-
Forfeitures	(333,333)	0.25	-	-
Outstanding at September 30, 2011	1,466,667	$0.37	7.72	$-
Exercisable at September 30, 2011	766,667	$0.37	6.76	$-

During the three months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense of $45,731 and $53,032, respectively related to stock options (of which $36,774 and $28,740 was related party for the three months ended September 30, 2011 and 2010, respectively – See Note 6).  As of September 30, 2011, there was approximately $124,350 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized ratably over a weighted-average period of approximately 1.83 years.

Warrants

Summary information regarding common stock warrants issued and outstanding as of September 30, 2011 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at year-ended June 30, 2011	54,200,565	$0.35

Issued	38,095,300	0.40

Warrants issued pursuant to anti-dilution provisions	1,188,847	0.38
Exercised	(4,000,000)	0.05
Outstanding at September 30, 2011	89,484,712	$0.37

Warrants outstanding as of September 30, 2011

Issuance Date	Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
November 10, 2009 – December 23, 2009	$0.31	7,162,305	3.1 – 3.2 years	7,162,305
November 10, 2009 – December 23, 2009	$0.48	7,211,339	3.1 – 3.2 years	7,211,339
June 9, 2010 – September 13, 2010	$0.32	9,575,516	3.7 – 4.0 years	9,575,516
June 9, 2010 – July 13, 2010	$0.20	527,891	3.7 – 3.8 years	527,891
November 8-15, 2010	$0.05	1,600,000	4.1 years	1,600,000
December 9, 2010 – March 24, 2011	$0.15	4,806,878	4.2 – 4.4 years	4,806,878
March 24, 2011	$0.45	4,256,827	4.5 years	4,256,827
April 7, 2011	$0.37	11,960,050	2.6 years	11,960,050
April 7, 2011	$0.26	1,913,606	2.6 years	1,913,606
May 2, 2011	$0.43	1,500,000	4.6 years	1,500,000
May 2, 2011	$0.36	75,000	4.6 years	75,000
June 27, 2011	$0.37	800,000	2.5 years	800,000
September 14, 2011	$0.40	38,095,300	3.0 years	38,095,300
Total		89,484,712		89,484,712

The intrinsic value of warrants outstanding at September 30, 2011 was $99,200.

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011:

Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
Description	Level 1	(Level 2)	(Level 3)	Value
Derivative liabilities - warrant instruments	$-	$-	$11,514,123	$11,514,123

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months ended
	September 30,	September 30,
	2011	2010
Balance as of June 30,	$(15,244,754)	$(8,029,728)
Change in fair value	6,948,644	2,772,726
Additions	(3,779,978)	(236,937)
Exercise of Warrants	561,965	-
Ending balance	$(11,514,123)	$(5,493,939)

Change in fair value of derivative warrant instruments included in earnings for the period ended September 30, 2011 and 2010	$6,948,644	$2,772,726

 The Company recorded a realized loss of $511,511 on the settlement of a portion of the warrant derivative liability due to the exercise of certain warrants, and which is included in the change in the fair value of warrant derivative liability in the consolidated income statement during the period ended September 30, 2011.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Alfredo

During fiscal year 2011, the Company acquired an option to acquire a mine in Chile (“Alfredo Mine”) from a third party (“Alfredo Sellers”) which further required the Company to make periodic option payments to maintain the Company’s option rights to acquire the Alfredo Mine.  This option terminated during fiscal year 2011 as a result of the Company not making the required option payments.  Subsequent to the termination of the Company’s option rights, the Company entered into an additional agreement with the Alfredo Sellers (“SPA Amendment”).

Pursuant to the SPA Amendment, if and when the following milestones (“Milestones”) are achieved with respect to the Alfredo Mine or any other Li3 Energy Chilean iodine nitrate property, the Company will make the following additional payments (“Contingent Payments”) to the Alfredo Sellers:

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

In the event a Contingent Payment for any milestone is paid for any iodine nitrate property (including the Alfredo Mine), no Contingent Payment for the same milestone will be payable for any other Chilean iodine nitrate property. The Alfredo Sellers have the right to take any or all of the above milestone payments in shares of the Company’s common stock instead of cash, valued at the greater of (i) $0.25 per share or (ii) the average of the closing price of the common stock on the 30 trading days immediately preceding the relevant payment date. The Company is under no obligation to achieve or pursue any of the milestones and the Company currently does not own, or have any rights, to the Alfredo Mine or any other Chilean iodine nitrate properties.

We have not undertaken any exploration and development activities on the Alfredo Mine. As of the date of this filing, we are not in discussions with the owners of Alfredo to reacquire the option to purchase the Alfredo Mine, and there can be no assurance that a new option will be successfully negotiated or executed. We are actively exploring opportunities to acquire other iodine/sodium nitrate prospects in addition to or in lieu of the Alfredo Mine; however, there can be no assurance that suitable prospects will be available on terms acceptable to us or that any such acquisition will be successfully completed.

Nevada

Under the CSV, LM and MW Option Agreement, as amended, the Company is obligated to pay amounts totaling $75,000 contingent upon future events which had not occurred as of September 30, 2011.

Under the BSV Option Agreement, as amended, the Company was required to pay to GeoXplor $100,000 on June 30, 2010, which the Company has not paid. The $100,000 owed to GeoXplor is recorded in accrued expenses as of September 30, 2011 and June 30, 2011. During the year ended June 30, 2011, the Company became obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes, which is recorded in accrued expenses as of September 30, 2011 and June 30, 2011. At September 30, 2011 and June 30, 2011, the Company has recorded $189,600 in accrued liabilities for these obligations.

NOTE 13. SUBSEQUENT EVENTS

Exercise of warrants

On October 27, 2011, an investor exercised its Double Option to purchase 200,000 D units for gross proceeds of $10,000.

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

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission (“SEC”) (the “Form 10-K”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements as of September 30, 2011, and for the three months ended September 30, 2011 and 2010, which are unaudited. In the opinion of management, such consolidated financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in these financial statements as of September 30, 2011, and for the three months ended September 30, 2011 and 2010.

You should read this discussion and analysis together with such consolidated financial statements and the notes thereto.

Going Concern

The Company currently has positive working capital of $4,710,301 at September 30, 2011, but no sources of recurring revenue and has generated net losses of $31,621,794 and negative cash flows from operations of $7,198,229 during the period from June 24, 2005 (inception) through September 30, 2011.

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

We have agreed with the Maricunga Sellers: (a) to increase the number of directors constituting our Board of Directors to seven; (b) that the Maricunga Sellers will have the right to nominate three of our directors and that a fourth director (who shall hold the position of Chairman of the Board) will be jointly nominated by the Maricunga Sellers and by our management (such persons, or any successors thereto nominated by the Maricunga Sellers or by the Maricunga Sellers and management, as the case may be, the “Nominees”), and that the Board shall appoint such Nominees to fill vacancies created in the Board by the increase in the number of directors and by resignations, to serve until the next annual meeting of stockholders; (c) that the Nominees shall continue to be nominated as directors by our management at the next and subsequent annual meetings of our stockholders, and at any special meeting of the stockholders at which directors are to be elected (collectively, a “Meeting”), during the period of the Lock-Up (but the Nominees will be subject to reelection by the stockholders as provided in our By-Laws); and (d) that if any Nominee is not elected by the stockholders pursuant to the By-Laws, the Maricunga Sellers, or the Maricunga Sellers and management, as the case may be, will have the right to designate the same or another person as their Nominee at the next Meeting, provided it is within the period of the Lock-Up.

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

We expect to complete these activities (other than the environmental impact study) by the end of the first calendar quarter of 2012. If successful, and we satisfy the conditions for and receive the additional $10 million of funding from POSCO Canada Ltd., we plan to use such funds to complete a feasibility study on Maricunga.

In addition, we are continuously evaluating more properties to acquire adjacent to Maricunga, as we seek to expand our land package in the area. We may also seek to acquire additional properties for any processing site and we also plan to make improvements to the Maricunga site infrastructure, camp, and property.

Alfredo

During fiscal year 2011, the Company acquired an option to acquire a mine in Chile (“Alfredo Mine”) from a third party (“Alfredo Sellers”) which further required the Company to make periodic option payments to maintain the Company’s option rights to acquire the Alfredo Mine.  This option terminated during fiscal year 2011 as a result of the Company not making the required option payments.  Subsequent to the termination of the Company’s option rights, the Company entered into an additional agreement with the Alfredo Sellers (“SPA Amendment”).

In March 2011, the Company signed SPA Amendment to the Alfredo SPA with the Alfredo Sellers. The SPA Amendment was in anticipation of the Company re-acquiring rights to the Alfredo property or another Chilean iodine nitrate property  If the Alfredo Sellers had closed on a proposed subscription of $2,000,000 in the Company’s 2011 Offering, the SPA Amendment would have adjusted the terms upon which the Alfredo Sellers could invest in the Company pursuant to an option granted under the Alfredo SPA. The Alfredo Sellers did not subscribe to the 2011 Offering. However, the SPA Amendment did change the Alfredo SPA as it relates to the Contingent Payments as noted below.

Pursuant to the SPA Amendment, if and when the following milestones (“Milestones”) are achieved with respect to the Alfredo Mine or any other Li3 Energy Chilean iodine nitrate project, the Company will make the following additional payments (“Contingent Payments”) to the Alfredo Sellers:
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

In the event a Contingent Payment for any milestone is paid for any iodine nitrate property (including the Alfredo Mine), no Contingent Payment for the same milestone will be payable for any other Chilean iodine nitrate property. The Alfredo Sellers have the right to take any or all of the above milestone payments in shares of the Company’s common stock instead of cash, valued at the greater of (i) $0.25 per share or (ii) the average of the closing price of the common stock on the 30 trading days immediately preceding the relevant payment date. The Company is under no obligation to achieve or pursue any of the milestones and the Company currently does not own, or have any rights, to the Alfredo Mine or any other Chilean iodine nitrate properties. The SPA Amendment was in anticipation of the Company re-acquiring rights to the Alfredo Mine or another Chilean iodine nitrate property (which has not yet occurred).

We have not undertaken any exploration and development activities on the Alfredo Mine. As of the date of this filing, we are not in discussions with the owners of Alfredo to reacquire the option to purchase the Alfredo Mine, and there can be no assurance that a new option will be executed. We are actively exploring opportunities to acquire other iodine/sodium nitrate prospects in addition to or in lieu of the Alfredo property; however, there can be no assurance that suitable prospects will be available on terms acceptable to us or that any such acquisition will be successfully completed.

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

Strategic Plan

Our strategic plan is to explore and develop our existing projects and to identify opportunities and generate new projects with near-term production potential, with the goal of becoming a company with valuable lithium or industrial minerals properties. Our primary objective is to become a low cost lithium producer as well as a significant producer of potassium nitrate.   We believe the key to achieving this objective will be to become an integrated chemical company through the strategic acquisition and development of lithium assets as well as other assets that have by-product synergies.

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

Our strategy currently principally involves the exploration of the Maricunga property and the acquisition and exploration of the Alfredo property or another iodine/nitrate property. On the Maricunga project, we expect to spend approximately $18.2 million of exploration and development expenses in order to complete a feasibility study on Maricunga. (A “feasibility study” means a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision whether to advance the development of the deposit for mineral production.) The Company is dividing this into two phases: (i) Spending $8 million to reach a Measured and Indicated 43-101compliant resource, which is expected in the first calendar quarter of 2012; and, if phase one is successful, (ii) spending $10 million to complete a feasibility study on Maricunga.   If we acquire the Alfredo Property, we would expect to spend approximately $6.3 million of acquisition costs (not including an additional up to $5.5 million payable to Alfredo Sellers upon certain post-feasibility milestones), and we would expect to incur approximately $2.7 million of exploration expenses in order to bring the Alfredo Property to the feasibility stage. In the event we are unable to acquire the Alfredo Property, we will focus our efforts on the exploration of the Maricunga property, and we are also actively exploring opportunities to acquire other iodine/sodium nitrate prospects in addition to or in lieu of the Alfredo property, although there can be no assurance that suitable prospects will be available on terms acceptable to us or that any such acquisition will be successfully completed.

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

Results of Operations

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Revenues

We had no revenues during the three months ended September 30, 2011 and 2010.

Exploration expenses

During the three months ended September 30, 2011 and 2010, we incurred exploration expenses of $468,242 and $272,642, respectively.  The expenses incurred during the three months ended September 30, 2011 relate to our efforts to begin exploration activities on our Maricunga project in Chile and principally include direct expenses and consulting expenses.

General and administrative Expenses

During the three months ended September 30, 2011 and 2010, we incurred general and administrative expenses of $1,250,196 and $831,227, respectively.  General and administrative expenses largely consist of professional services and consulting, travel, stock compensation, and salaries.  The increase in expenses incurred related primarily to higher legal fees, and higher payroll expenses during the three months ended September 30, 2011.

Other Income (Expense)

Other income for the three months ended September 30, 2011, was $5,558,418 compared to other income of $2,767,412 for the three months ended September 30, 2010.  The increase in other income was due to our recognition of an unrealized gain from the change in the fair value of the derivative liability related to our outstanding warrant instruments of $6,948,644 during the three months ended September 30, 2011 compared to $2,772,726 during the three months ended September 30, 2010.  The change in fair value of our derivative warrant liability has no impact on our cash flow from operations.

Interest expense amounted to $534,204 and $1,944 during the three months ended September 30, 2011 and 2010, respectively.  The large increase in interest expense was a result of interest and amortization of the debt discount on the $1.5 million zero coupon convertible notes entered into in May 2011.   The Company also incurred a loss on debt extinguishment of $841,752 as a result of entering into a waiver agreement with the lenders whereby the terms of the notes were extended and the conversion price reduced from $0.40 per share to $0.12 per share, which resulted in the Company expensing all unamortized deferred financing costs and recording the difference between the carrying value of the notes and the estimated fair value of the post-modification notes as expense.  During the three months ended September 30, 2011 and 2010, we incurred losses on foreign currency translation of $14,985 and $3,437, respectively, and such losses related to our operations in Peru and Chile.

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

On August 24, 2011, we entered into a Securities Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA”) with POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO ( a Korean company), (together, the “POSCAN Agreements”), pursuant to which on September 14, 2011, POSCAN purchased 38,095,300 Units for $0.21 per Unit or $8,000,013 ($7,314,069 net after offering expenses), with each “Unit” consisting of one share of our common stock and a three-year warrant (“POSCAN Warrants”) to purchase one share of our common stock at an exercise price of $0.40 per share.  A total of $3,779,978 of the proceeds were allocated to the value of the related POSCO Warrants and recorded as derivative liabilities-warrant instruments.

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

We have been using the net proceeds from POSCAN towards the implementation of our business development plan and for general working capital purposes.  As we expect to spend approximately $12.3 million over the next twelve months, we will require additional capital to pay our obligations and to execute our exploration and development plans for our existing lithium mining properties and any others that we may be successful in acquiring.  We plan to seek to raise such capital through additional sales of our equity or debt securities.  There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs.  If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans or meet our ongoing operational working capital needs.

At September 30, 2011, we had cash and cash equivalents of $7,326,933, compared to $952,401 at June 30, 2011.  The increase in cash and cash equivalents from June 30, 2011 to September 30, 2011 was the result of the Company receiving $7,484,069 of cash from financing activities due to the Company receiving $7,314,069 of net cash proceeds from the sale of units to POSCAN and $200,000 from the exercise of warrants and was reduced by a $30,000 fee for the Waiver Agreement.  These amounts are partially offset by the cash used in operating activities $1,052,692 and the acquisition of fixed assets $56,845.

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

As of September 30, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective in detecting the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes primarily due to limited financial accounting staff resources. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2011.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we intend to identify and implement additional internal controls during fiscal year 2012.

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

In reviewing the agreements included (or incorporated by reference) as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

☒	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

☒	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

☒	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

☒	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description

10.1	Securities Purchase Agreement, dated as of August 24, 2011, between Li3 Energy, Inc. and POSCO Canada, Ltd. (1)

10.2	Investor’s Rights Agreement, dated as of August 24, 2011, between Li3 Energy, Inc. and POSCO Canada, Ltd. (1)

10.3	Form of Warrant to be issued pursuant to Securities Purchase Agreement. (1)

10.4 †	Employment Services Agreement, dated as of August 24, 2011, between Li3 Energy, Inc. and Luis F. Saenz. (1)

10.5	Amendment and Waiver Agreement, dated as of August 25, 2011, between Li3 Energy, Inc. and certain private institutional investors. (1)

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1¶	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2¶	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement

¶
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2011, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Name: Luis F. Saenz
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric E. Marin
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