Form 10-K/A
period 2010-06-30
Li3 Energy, Inc.
filed 2011-12-02
CIK 1334699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K/A for Li3 Energy, Inc. amends our Annual Report on Form 10-K for the year ended June 30, 2010, initially filed with the Securities and Exchange Commission on November 4, 2010 (the “Original Filing”), as amended by Amendment No. 1 thereto filed on November 5, 2010 (the “First Amendment”).

This Amendment No. 2 is being filed solely to add the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from the First Amendment.  Such certifications, currently dated, are attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 2.

Except as set forth above, the Original Filing, as amended by the First Amendment, has not been amended, updated or otherwise modified. This Amendment No. 2 does not reflect events occurring after November 4, 2010, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

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

According to the U.S. Geological Survey (“USGS”), Chile is the leading lithium producer in the world. Argentina, China, and the United States are also major producers.  The 2010 edition of the USGS Mineral Commodity Summaries gives the following estimated world lithium mine production and reserves (in metric tons of lithium content), including the footnoted information :

	Mine production				Reserves1
	2008		2009 (est.)
United States	Withheld		Withheld		38,000
Argentina	3,170		2,200		800,000
Australia	6,280		4,400		580,000
Brazil	160		110		190,000
Canada	690		480		180,000
Chile	10,600		7,400		7,500,000
China	3,290		2,300		540,000
Portugal	700		490		Not available
Zimbabwe	500		350		23,000
World total (rounded)	325,400	2	318,000	2	9,900,000

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

The 2010 edition of the USGS Mineral Commodity Summaries gives the following estimated world iodine mine production and reserves (in metric tons of iodine content), including the footnoted information:

	Mine production				Reserves1
	2008		2009 (est.)
United States	Withheld		Withheld		250,000
Azerbaijan	300		300		170,000
Chile	15,500		16,000		9,000,000
China	570		580		4,000
Indonesia	75		75		100,000
Japan	9,500		9,300		4,900,000
Russia	300		300		120,000
Turkmenistan	270		300		170,000
Uzbekistan	2		2		Not available
World total (rounded)	26,500	2	27,000	2	15,000,000

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

3
Includes 16,667 shares of our common stock issuable upon exercise of options granted under the 2009 Plan, which are exercisable within 60 days.  Does not include 33,333 shares of our common stock issuable upon the exercise of options granted under the 2009 Plan, which are not exercisable within 60 days.

4
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

6	Includes 6,000,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.

7
Estimate of beneficial ownership, based on information available to us.  The shares indicated as beneficially owned may include shares held in street name, which may have been disposed of and/or acquired without our knowledge.

8
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

10.22 †	Employment Services Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (12)

10.23 †	Form of Restricted Stock Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (12)

14.1	Code of Ethics (3)

16.1	Letter from Chang G. Park, CPA, dated January 22, 2010, to the Securities and Exchange Commission regarding statements included in the Registrant’s Form 8-K, dated January 13, 2010. (6)

21.1	List of Subsidiaries (12)

31.1 *	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 * **	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 * **	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Filed with the Securities and Exchange Commission on August 19, 2005 as an exhibit to the Registrant’s registration statement on Form SB-2 (SEC File No. 333-127703), which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on July 29, 2008 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on September 25, 2009 as an exhibit to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on October 23, 2009 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on November 16, 2009 as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on January 25, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on March 18, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on May 14, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(9)	Filed with the Securities and Exchange Commission on June 15, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(10)	Filed with the Securities and Exchange Commission on July 19, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(11)	Filed with the Securities and Exchange Commission on August 9, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(12)	Filed with the Securities and Exchange Commission on November 4, 2010 as an exhibit to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

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

Li3 ENERGY, INC.

Dated: December 1, 2011	By:	/s/ Luis Saenz
Luis Saenz
Chief Executive Officer

	By:	/s/ Eric E. Marin
Eric E. Marin
Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luis Saenz	Chief Executive Officer (principal	December 1, 2011
Luis Saenz	executive officer), and Director

/s/ Eduardo G. de Aguirre	Director	December 1, 2011
Eduardo G. de Aguirre

/s/ Patricio A. Campos	Director	December 1, 2011
Patricio A. Campos

/s/ Alan S. Fraser	Director	December 1, 2011
Alan S. Fraser

/s/ Hyundae Kim	Director	December 1, 2011
Hyundae Kim

/s/ Harvey McKenzie	Director	December 1, 2011
Harvey McKenzie

/s/ David G. Wahl	Director	December 2, 2011
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