Form 10-K/A
period 2011-06-30
Li3 Energy, Inc.
filed 2011-12-02
CIK 1334699

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A of Li3 Energy, Inc. (the “Company”) is being filed to supplement, amend and restate various disclosures contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 (the “Annual Report”), which was filed on October 6, 2011.  The Company has not updated the information in this Form 10-K/A to speak as of a date after the original filing of the Company’s Annual Report.

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

Overview of Our Business

We are an emerging exploration company (as defined below), focused on the discovery and development of lithium and potassium brine and nitrate and iodine deposits in Chile, Argentina and Peru.

—
In May 2011, we acquired 60% ownership of six companies that collectively own the Maricunga project, which consists of mining concessions covering an area of approximately 3,553 acres (1,438 hectares), comprising six exploitation mining concessions in areas prospective for lithium (which is non-concessible) and potassium brines, and is located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile.  See “Our Projects—Chile—Maricunga” below for more information.

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

—
In August 2010 we acquired 100% ownership of Alfredo Holdings, Ltd. (“Alfredo”), which, through its Chilean subsidiary, Pacific Road Mining Chile S.A. (“PRMC”), had an option to purchase mining concessions on approximately 6,670 acres (2,700 hectares) of mining tenements near Pozo Almonte, Chile (the “Alfredo Property”), from which we expected to produce saleable iodine and (aided by the potassium we expect to generate from our properties that are prospective for lithium) nitrate products.  That option has terminated as a result of our not making the required option payments.  We are not currently negotiating with the owners of the Alfredo Property to reacquire the option to purchase the Alfredo Property, and there can be no assurance that any new option will be executed. We are actively exploring opportunities to acquire other iodine/sodium nitrate prospects in addition to or in lieu of the Alfredo property; however, there can be no assurance that suitable prospects will be available on terms acceptable to us or that any such acquisition will be successfully completed.  See “Our Projects—Chile—Alfredo” below for more information.

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

—	We have determined that other properties we had acquired in Nevada and Argentina do not meet our integration and deposit criteria, and the options for these properties have been terminated.

Each of these acquisitions is described in more detail below.
To date, we have never generated revenue from operations and currently do not expect to generate any such revenues in the near term.

The life cycle of a brine mining operation can be divided into six phases:

•	Mining activity begins with the “exploration phase,” in which one seeks to define the type, extent, location and value of deposits and to estimate the grade and size of the deposits;
•	The exploration phase is followed by the “pre-feasibility phase,” in which the economics and risks of the project are determined;
•
The “feasibility phase” then ensues to address the financial viability of the project (including any permitting requirements) and to determine whether or not to proceed to development – the end of the feasibility stage is marked by the conclusion of a feasibility study;

•	If the decision is made to move forward after the feasibility stage, then the “development phase” follows, in which the infrastructure needed to begin operations is constructed;
•	Upon completion of such infrastructure, a project enters the “production phase,” during which the applicable minerals are extracted, produced and sold;
•	Once all economically extractable minerals have been produced, a mine is closed and it enters the “reclamation phase,” in which the area is made suitable for future uses.

Li3 is currently in the exploration phase, seeking to define the type, extent, location and value of deposits.

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

Our strategy currently principally involves the exploration of the Maricunga property and the acquisition and exploration of an iodine/nitrate property.  On the Maricunga project, we expect to spend approximately $18.2 million of exploration and development expenses in order to complete a feasibility study  on Maricunga.  (A “feasibility study” means a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision whether to advance the development of the deposit for mineral production).  The Company is dividing this into two phases: (i) Spending $8 million to reach a Measured and Indicated 43-101compliant resource, which is expected in the first calendar quarter of 2012; and, if phase one is successful, (ii) spending $10 million to complete a feasibility study on the Maricunga project.  If we acquire the Alfredo Property, we would expect to spend approximately $6.3 million of acquisition costs (not including an additional up to $5.5 million payable to Alfredo Sellers upon certain post-feasibility milestones), and we would expect to incur approximately $2.7 million of exploration expenses in order to bring the Alfredo Property to the feasibility stage.  In the event we are unable to acquire the Alfredo Property, we will focus our efforts on the exploration of the Maricunga property, and we are actively exploring opportunities to acquire other iodine/sodium nitrate prospects in addition to or in lieu of the Alfredo property, although there can be no assurance that suitable prospects will be available on terms acceptable to us or that any such acquisition will be successfully completed.

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

According to the USGS, Chile is the leading lithium producer in the world.  Argentina, China, and the United States are also major producers.  The 2011 edition of the USGS Mineral Commodity Summaries gives the following estimated world lithium mine production (in metric tons of lithium content):

	Mine production
	2009		2010 (est.)
United States	Withheld		Withheld
Argentina	2,200		2,900
Australia	6,280		8,500
Brazil	160		180
Canada	310		—
Chile	5,620		8,800
China	3,760		4,500
Portugal	—		—
Zimbabwe	500		350
World total (rounded)	18,800	1	25,300	1

1.	Excludes U.S. production.

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

Chile is the leading iodine producer in the world and is followed by Japan and the United States. Chile accounted for more than 50% of world production in 2010, with two of the leading iodine producers in the world based in Chile. The 2011 edition of the USGS Mineral Commodity Summaries gives the following estimated world iodine mine production (in metric tons of iodine content):

	Mine production
	2009		2010 (est.)
United States	Withheld		Withheld
Azerbaijan	300		300
Chile	17,400		18,000
China	580		590
Indonesia	75		75
Japan	9,600		9,800
Russia	300		300
Turkmenistan	270		270
Uzbekistan	2		2
World total (rounded)	28,500	1	29,000	1

1.	Excludes U.S. production.

In addition to the mine sources included in the above data, seawater contains 0.05 parts per million iodine, or approximately 34 million tons. Seaweeds of the Laminaria family are able to extract and accumulate up to 0.45% iodine on a dry basis. Although not as economical as the production of iodine as a byproduct of gas, nitrate and oil, the seaweed industry represented a major source of iodine prior to 1959 and likely remains a large resource.

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

In Chile, lithium is not currently exploitable via regular mining concessions. The Chilean Mining Code establishes the reserve of lithium to the State of Chile and expressly provides that the exploration or exploitation of “non-concessible” substances (including lithium) can be performed only directly by the State of Chile, or its companies, or by means of administrative concessions or special operation contracts, fulfilling the requirements and conditions set forth by the President of the Republic of Chile for each case. Currently neither the Company nor its subsidiaries have sufficient authority (or permits) to explore and exploit lithium in Chile.  However, the government of Chile has announced its intention to increase the exploitation of lithium in Chile, and it may seek to amend the law to allow exploitation by private enterprises.  However, the approval of a two-thirds majority of the Chilean Congress will be required to amend the existing law, and there can be no assurance that the government will be successful in these efforts (due to political and other considerations).  Alternatively, the government may begin granting operating contracts to private companies such as Li3 Energy.  We expect the government to allow private exploitation of lithium within our development horizon for Maricunga; however, its failure to do so would have a material adverse effect on our prospects.   Until we complete our exploration activities and a feasibility study, we cannot be sure what minerals, if any, may be economically extracted from our properties.  Accordingly, we cannot predict precisely what permits or other authorizations may be required to support our business plan.  Furthermore, since we believe any Chilean permitting process with respect to lithium is likely to be done through an auction process, any cost estimate would be inherently speculative as well as harmful to our competitive position.

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

Location of the Salar de Maricunga

The Maricunga Basin

10 km
704
702
700
698
MAR
845 km^2
CORDILLERA
CLAUDIO GAY
PORTEZUELO
TRES CRUCES
NEVADO
TRES CRUCES
2200 km^2
SALAR DE
MARICUNGA
MAR
50
52
54

Map of Li3 Energy Concessions

490
495
32
31
30
29
28
27
26
25
24
23
22
7.030
7.025
Maricunga
Access road across salar
Litio 1
Litio 2
Litio 3
Litio 4
Litio 5
Litio 6
90
91
92
93
94
95
96
97
UTM Grid
PSAD 56

The Maricunga project is being explored as a source of lithium carbonate and potassium chloride, with co-product boric acid.  Lithium carbonate would be sold in open market as battery grade material.  Potassium chloride production is planned to be used in the production of potassium nitrate from the Alfredo sodium nitrate/iodine project, also located in northern Chile, if we are successful in acquiring it, or another sodium nitrate/iodine project to be acquired.  A portion of the by-product sodium sulphate production from any iodine operation we may have could be returned to Maricunga to adjust the sulphate balance for calcium removal.

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
Source: Li3Energy, Inc.

A 43-101 technical report on the Maricunga property (the “43-101 Report”) was prepared for us by Hains Technology Associates.  The 43-101 Report was prepared in accordance with National Instrument 43-101 of the Canadian Securities Administrators (“NI 43-101”) by Donald H. Hains, P. Geo., Principal of Hains Technology Associates, who is a Qualified Person as defined by NI 43-101.  We believe that the Canadian standards for Resource Reports are generally perceived as the industry standard, having marketability worldwide.  The key conclusions of the 43-101 Report include the following:

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

POSCAN will purchase an additional 47,619,000 Units at the same $0.21 price per Unit (for an aggregate additional purchase price of approximately $10 million) upon satisfaction of certain conditions, including:  (i) completion of an updated Measured and Indicated Resource Report prepared in compliance with NI 43-101 standards that concludes that our Maricunga property meets certain technical requirements and that proceeding to the feasibility study phase for the Maricunga project is warranted; (ii) completion of a work program agreed to by us and POSCAN; and (iii) having the necessary permits and approvals in place for building and operating a brine test facility on the Maricunga property.  In addition to being the relevant milestone under our agreement with POSCAN, we believe that the Canadian standards for Resource Reports are generally perceived as the industry standard, having marketability worldwide.  The SPA provides that we are to use the proceeds from such investments exclusively for activities related to the development of the Maricunga project, pursuant to budgets mutually agreeable to us and POSCAN.

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

c)
A further $2,500,000 upon commencement of commercial production from the Alfredo Mine (meaning production at a rate of 75% of design capacity for three months) or any other Li3 Energy Inc. Chilean iodine nitrate property.

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

In October 2010 the National Law No. 26,639, "Regime of Minimum Principles for the Preservation of Glaciers and Periglacial Environment" (the "Glaciers Law"), was promulgated.  The Glaciers Law is aimed at the protection and preservation of glaciers and the periglacial environment. The Glaciers Law regulates, limits and in certain cases bans, certain activities developed on glacial and periglacial areas. Depending on how the Glaciers Law is interpreted – and, specifically, the definition of the term “periglacial” – this regulation could have a negative effect on the potential activities to be conducted on the Noto Properties.

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

Rincón South

We signed a letter of intent in January 2010 with a private Argentinean company to acquire additional lithium brine assets in the Puna region of Argentina. The location, known as the Rincón South Property, covers approximately 4,250 acres, comprising 18 claims on the southern portion of the Salar de Rincón. The proposed transaction was subject to our geological, engineering, legal and financial due diligence. We have subsequently determined that these properties do not meet the requirements of our technical and business strategy criteria and have decided not to pursue this acquisition.

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

Subsidiaries

We currently have six wholly owned subsidiaries:

•	Li3 Energy Peru SRL, a private limited company organized under the laws of Peru
•	Minera Li Energy SPA, a wholly owned subsidiary in Chile
•	Li3 Energy Caymans, Inc., an exempted limited company incorporated under the laws of the Cayman Islands
•	Alfredo Holdings, Ltd., an exempted limited company incorporated under the laws of the Cayman Islands (“Alfredo”)

•	Pacific Road Mining Chile, SA, a Chilean corporation (“PRMC”). PRMC is a subsidiary of Alfredo
•	Noto Energy S.A., an Argentinean corporation.

We also own 60% of each of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, a group of six Chilean mining companies

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark nor any material license, and are not dependent on any such rights.

ITEM 1A.	RISK FACTORS

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

We have not made certain scheduled payments under agreements with respect to certain properties we were considering acquiring.  If we are deemed to be liable for such payments (and/or damages arising out of their non-payment), then our business, financial condition and prospects could be materially adversely affected.

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

In Chile, lithium is not exploitable via regular mining concessions. The Chilean Mining Code (“CMC”) establishes the reserve of lithium to the State of Chile and expressly provides that the exploration or exploitation of “non-concessible” substances (including lithium) can be performed only directly by the State of Chile, or its companies, or by means of administrative concessions or special operation contracts, fulfilling the requirements and conditions set forth by the President of the Republic of Chile for each case.  Currently neither the Company nor its subsidiaries have sufficient authority (or permits) to explore and exploit lithium in Chile.  However, the government of Chile has announced its intention to increase the exploitation of lithium in Chile, and it may seek to amend the law to allow exploitation by private enterprises.  However, the approval of a two-thirds majority of the Chilean Congress will be required to amend the existing law, and there can be no assurance that the government will be successful in these efforts (due to political and other considerations).  Alternatively, the government may begin granting operating contracts to private companies such as Li3 Energy.  The failure of the government to allow private exploitation of lithium within our development horizon for Maricunga would have a material adverse effect on our prospects.  Unlike exploitation permitting, exploration permitting is not mineral specific in Chile.  Accordingly, there can be no assurance that we will be able to obtain the permits necessary to exploit any minerals that our exploration activities discover.

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

In October 2010 the National Law No. 26,639, "Regime of Minimum Principles for the Preservation of Glaciers and Periglacial Environment" (the "Glaciers Law"), was promulgated.  The Glaciers Law is aimed at the protection and preservation of glaciers and the periglacial environment. The Glaciers Law regulates, limits and in certain cases bans, certain activities developed on glacial and periglacial areas. Depending on how the Glaciers Law is interpreted – and, specifically, the definition of the term “periglacial” – this regulation could have a negative effect on the potential activities to be conducted on the Noto Properties.

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

Our business plan includes acquisition, exploration and development of lithium brine properties.  However, we may pursue this goal by acquiring salt-mining claims and/or options or other interests in salt-mining claims or other types of claims, which we intend to seek to have amended to cover lithium extraction.  There can be no assurance that we will be successful in amending any such claims timely, economically or at all.  See Risk Factors – “Mineral operations are subject to applicable law and government regulation. . .,” above.

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

We are now beginning our phase one exploration and development plan on Maricunga with the $8 million of funding from POSCAN.  Our goal is to achieve a Measured and Indicated 43-101 Resource Report on Maricunga using these funds.  In addition to being the relevant milestone under our agreement with POSCAN, we believe that the Canadian standards for Resource Reports are generally perceived as the industry standard, having marketability worldwide.  In order to reach this goal, we plan to perform the following activities, among other things:

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

We expect to complete these activities (other than the environmental impact study) by the end of the first calendar quarter of 2012.  If successful, and we satisfy the conditions for and receive the additional $10 million of funding from POSCO Canada Ltd., we plan to use such funds to complete a feasibility study on Maricunga.  (A “feasibility study” means a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision whether to advance the development of the deposit for mineral production).

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

Our strategy currently principally involves the exploration of the Maricunga property and the acquisition and exploration of the Alfredo property or another iodine/nitrate property.  On the Maricunga project, we expect to spend approximately $18.2 million of exploration and development expenses in order to complete a feasibility study on Maricunga.  (A “feasibility study” means a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision whether to advance the development of the deposit for mineral production).  The Company is dividing this into two phases: (i) Spending $8 million to reach a Measured and Indicated Canadian National Instrument (“NI”) 43-101 compliant resource report, which is expected in the first calendar quarter of 2012; and, if phase one is successful, (ii) spending $10 million to complete a feasibility study on Maricunga.  In addition to being the relevant milestone under our agreement with POSCAN, we believe that the Canadian standards for Resource Reports are generally perceived as the industry standard, having marketability worldwide.  If we acquire the Alfredo Property, we would expect to spend approximately $6.3 million of acquisition costs (not including an additional up to $5.5 million payable to Alfredo Sellers upon certain post-feasibility milestones), and we would expect to incur approximately $2.7 million of exploration expenses in order to bring the Alfredo Property to the feasibility stage.   In the event we are unable to acquire the Alfredo Property, we will focus our efforts on the exploration of the Maricunga property, and we are also actively exploring opportunities to acquire other iodine/sodium nitrate prospects in addition to or in lieu of the Alfredo property, although there can be no assurance that suitable prospects will be available on terms acceptable to us or that any such acquisition will be successfully completed.

The life cycle of a brine mining operation can be divided into six phases:

•	Mining activity begins with the “exploration phase,” in which one seeks to define the type, extent, location and value of deposits and to estimate the grade and size of the deposits;
•	The exploration phase is followed by the “pre-feasibility phase,” in which the economics and risks of the project are determined;
•
The “feasibility phase” then ensues to address the financial viability of the project (including any permitting requirements) and to determine whether or not to proceed to development – the end of the feasibility stage is marked by the conclusion of a feasibility study;

•	If the decision is made to move forward after the feasibility stage, then the “development phase” follows, in which the infrastructure needed to begin operations is constructed;
•	Upon completion of such infrastructure, a project enters the “production phase,” during which the applicable minerals are extracted, produced and sold;
•	Once all economically extractable minerals have been produced, a mine is closed and it enters the “reclamation phase,” in which the area is made suitable for future uses.

Li3 is currently in the exploration phase, seeking to define the type, extent, location and value of deposits.

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

Exploration expenses

During the years ended June 30, 2011 and 2010, we incurred exploration expenses of $560,075 and $2,335,779, respectively.  The expenses were lower in fiscal 2011 compared to fiscal 2010 principally due to the Company focusing its efforts on the completion of the Maricunga acquisition throughout fiscal 2011.  During the year ended June 30, 2010,  exploration expenses related to our efforts to secure strategic mineral rights in North and South America, mainly Puna and Nevada.  Exploration expenses include direct expenses, consulting expenses in connection with potential mining operation investment opportunities, and travel.

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

Our strategy currently principally involves the exploration of the Maricunga property and the acquisition and exploration of an iodine/nitrate property.  On the Maricunga project, we expect to spend approximately $18.2 million of exploration and development expenses in order to complete a feasibility study on Maricunga.  (A “feasibility study” means a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision whether to advance the development of the deposit for mineral production). The Company is dividing this into two phases: (i) Spending $8 million to reach a Measured and Indicated 43-101compliant resource, which is expected in the first calendar quarter of 2012; and, if phase one is successful, (ii) spending $10 million to complete a feasibility study on Maricunga.  If we acquire the Alfredo Property, we would expect to spend approximately $6.3 million of acquisition costs (not including an additional up to $5.5 million payable to Alfredo Sellers upon certain post-feasibility milestones), and we would expect to incur approximately $2.7 million of exploration expenses in order to bring the Alfredo Property to the feasibility stage.  In the event we are unable to acquire the Alfredo Property, we will focus our efforts on the exploration of the Maricunga property, and we are actively exploring opportunities to acquire other iodine/sodium nitrate prospects in addition to or in lieu of the Alfredo property, although there can be no assurance that suitable prospects will be available on terms acceptable to us or that any such acquisition will be successfully completed.

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

POSCAN will purchase an additional 47,619,000 Units at the same $0.21 price per Unit (for an aggregate additional purchase price of approximately $10 million) upon satisfaction of certain conditions, including:  (i) completion of an updated Measured and Indicated Resource Report prepared in compliance with NI 43-101 standards that concludes that our Maricunga property meets certain technical requirements and that proceeding to conduct a feasibility study on the Maricunga project is warranted; (ii) completion of a work program agreed to by us and POSCAN; and (iii) having the necessary permits and approvals in place for building and operating a brine test facility on the Maricunga property.  In addition to being the relevant milestone under our SPA with POSCAN, we believe that the Canadian standards for Resource Reports are generally perceived as the industry standard, having marketability worldwide.  The SPA provides that we are to use the proceeds from such investments exclusively for activities related to the development of the Maricunga project, pursuant to budgets mutually agreeable to us and POSCAN.

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
David G. Wahl

LI3 ENERGY, INC.
(An Exploration Stage Company)
INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of June 30, 2011 and 2010	F-4

Consolidated Statements of Operations for the years ended June 30, 2011 and 2010 and for the period from June 24, 2005 (Inception) through June 30, 2011	F-5

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period from June 24, 2005 (Inception) through June 30, 2011	F-6

Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010 and for the period from June 24, 2005 (Inception) through June 30, 2011	F-9

Notes to Consolidated Financial Statements	F-11

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

The Company has six subsidiaries; Li3 Energy Peru SRL (“Li3 Peru”), a wholly owned subsidiary in Peru, formed to explore mining opportunities in Peru and in South America; Minera Li Energy SPA (“Minera Li”), a wholly owned subsidiary in Chile; Alfredo Holdings, Ltd., an exempted limited company incorporated under the laws of the Cayman Islands (“Alfredo”); Li3 Energy Caymans, Inc., an exempted limited company incorporated under the laws of the Cayman Islands; Pacific Road Mining Chile, SA, a Chilean corporation (“PRMC”), which is a subsidiary of Alfredo; and Noto Energy S.A. (“Noto”), an Argentinean corporation.  Also, in May 2011, Minera Li acquired 60% ownership of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, a group of six private companies (the “Maricunga Companies”).

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

Subsequent to year end, this credit agreement was amended.  See Note 14.

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

Subsequent to June 30, 2011, the exercise price of certain Warrants and the number of shares issuable upon exercise of certain Warrants were further adjusted.  See Note 14.

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

NOTE 12. INCOME TAXES

The Company files a U.S. federal income tax return.  The Company’s foreign subsidiaries file income tax returns in their jurisdictions.

The components of the Company’s consolidated net loss before income taxes are as follows as of the years ended June 30:

	2011	2010

U.S.	$18,490,342	$15,729,027
Foreign	729,040	319,655
Total	$19,219,382	$16,048,682

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

NOTE 13.  COMMITMENTS AND CONTINGENCIES

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

NOTE 14. SUBSEQUENT EVENTS

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

Centurion Private Equity, LLC Investment agreement termination

On September 14, 2011, we delivered a Notice of Termination to the Investor to terminate the Investment Agreement.

EXHIBIT INDEX
Exhibit
Number	Description
21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002