Form 10-K/A
period 2011-06-30
Li3 Energy, Inc.
filed 2012-01-06
CIK 1334699

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A of Li3 Energy, Inc. amends our Annual Report on Form 10-K for the year ended June 30, 2011, initially filed with the Securities Exchange Commission on October 6, 2011 (the “Original Filing”), as amended by Amendment No. 1 thereto filed on December 2, 2011 (the “First Amendment”).

This Amendment No. 2 is being filed solely to supplement the disclosure under “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the First Amendment, and to eliminate the report of our prior independent registered public accounting firm.

Except as set forth above, the Original Filing, as amended by the First Amendment, has not been amended, updated or otherwise modified.  This Amendment No. 2 does not reflect events occurring after October 6, 2011, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

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

Providing that lithium contents are high enough, the magnesium to lithium (Mg:Li) ratio is another important chemical feature in assessing favorable brine chemistry and the ultimate economic viability of a site at an early stage.  The lower the ratio the better, as a high ratio means that, during the evaporation process, an increasing amount of lithium will be trapped (“entrained”) in the magnesium salts when they crystallize early.  This will ultimately lead to a lower lithium recovery rate and thus less profitability.  High Mg:Li ratios also generally mean that more soda ash (Na 2 CO 3 ) reagent is required during the processing of the brine (as described below) and, therefore, may add significantly to costs.

The potassium (K) concentration in the brines is typically measured as a weight percentage.  The higher the K concentration the better.

The lower the sulphate (SO 4) to lithium ratio in the final lithium brine pond, the more the brine will be amenable to lithium extraction via the conventional solar evaporation process.  This is because lithium sulphate (Li 2 SO 4 ) is highly soluble and so, to the extent that it is able to form, the lithium recovery will suffer.

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

Potentially economic salts produced from the salar brine are NaCl, carnallite, sylvinite and bischoffite, as well as the final end-point brine.  The chemical pond to pond process from the brine feed from the salar to the end-point brine ready for the processing plant is as follows:

—
Calcium Chloride (CaCl 2) is added at the beginning in the first pond in order to precipitate out most of the sulphate (SO 4 ) in the form of gypsum (CaSO 4 ).  Removal of the sulphate is important, as it is detrimental in downstream processing.  Furthermore, the gypsum itself has multiple uses from agriculture to construction.

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

Nitrate Market and Production

Potassium nitrate is a chemical compound with the formula KNO 3.  It occurs as a mineral niter and is a natural solid source of nitrogen. Its common names include saltpeter and nitrate of potash.  Major uses of potassium nitrate are in fertilizers, rocket propellants and fireworks. When used as a food additive in the European Union, the compound is referred to as E252.

Potassium nitrate can be produced through various chemical reactions, including:

NH 4 NO 3 (ammonium nitrate) + KCl (potash) → NH 4Cl (ammonium chloride) + KNO 3
NH 4 NO 3 + KOH (potassium hydroxide) → NH 3 (ammonia) + KNO 3 + H 2 O
NaNO 3 (sodium nitrate) + KCl  → NaCl  (table salt) + KNO 3

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

Location of the Salar de Maricunga

The Maricunga Basin

10 km
MAR
CORDILLERA
CLAUDIO GAY
845 km²
PORTEZUELO
TRES CRUCES
NEVADO
TRES CRUCES
2200 km²
SALAR DE
MARICUNGA
MAR
704
702
700
698
52
54

Map of Li3 Energy Concessions

Access road across salar
Litio 1
Litio 2
Litio 3
Litio 4
Litio 5
Litio 6
Maricunga
32
31
30
29
28
27
26
25
24
23
22
90
91
92
93
94
95
96
97
7 030
7 025
490
495
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

Due diligence exploration work by us in December 2010 involved digging and sampling of shallow (<0.5 m) test pits at the locations of the 2007 drill holes, and sampling of the upper 1 – 2 m of the 2007 drill holes. The results of the analysis of surface and near surface samples from the property are summarized below:

SUMMARY CHEMICAL ANALYSIS – LI3 SAMPLING

Sample Type	Li	K	Mg	B	SO 4	Ca	Density
	g/l	g/l	g/l	g/l	g/l	g/l	g/cm3
Pit	0.901	6.516	6.36	<0.100	0.457	8.90	1.201
1 to 2 m depth	1.036	7.370	7.04	<0.100	0.463	10.04	1.206

Ratios	K/Li	Mg/Li	Ca/Li	SO 4/Li	B/Li
Pit	7.232	7.06	9.88	0.507	0.111
1 to 2 m depth	7.114	7.79	9.69	0.447	0.097
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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.  Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Option Awards
Equity incentive
plan awards:
	Number of	Number of	Number of
	securities	securities	Securities
	underlying	underlying	underlying
	unexercised	unexercised	unexercised	Option plan
	options	options	unearned	exercise	Option
Name	exercisable (#)	unexercisable (#)	options (#)	price ($)	expiration date
Luis Saenz (2)	—	—	—	—	—
David Rector	—	—	—	—	—
Thomas Currin (3)	—	1,000,000	1,000,000	$0.38	8-10-2020
Eric E. Marin	—	—	—	—	—

Stock Awards
Equity Incentive
Plan Awards:
			Equity Incentive Plan	Market or Payout
			Awards: Number of	Value of Unearned
	Number of Shares or Units of Stock	Market Value of Shares or Units of	Unearned Shares, Units	Shares, Units or Other Rights That
	That Have Not	Stock That Have	or Other Rights That	Have Not Vested
Name	Vested (#)	Not Vested ($)	Have Not Vested (#)	(#) (1)
Luis Saenz (2)	—	—	700,000	$161,000
David Rector	—	—	—	—
Thomas Currin (3)	—	—	2,000,000	$460,000
Eric E. Marin	—	—	—	—

(1)	Value is based on last sale price of our common stock on June 30, 2011, which was $0.23 per share.

(2)	Mr. Saenz received a grant of 700,000 restricted stock units under the 2009 Plan which vests in three equal installments on each of January 15, 2012, 2013 and 2014.

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

Li3 ENERGY, INC.

Dated: January 5, 2012	By:	/s/ Luis Saenz
Luis Saenz
Chief Executive Officer
(principal executive officer)

	By:	/s/ Eric E. Marin
Eric E. Marin
Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luis Saenz	Chief Executive Officer (principal	January 5, 2012
Luis Saenz	executive officer), and Director

/s/ Eduardo G. de Aguirre	Director	January 5, 2012
Eduardo G. de Aguirre

	Director	January __, 2012
Patricio A. Campos

/s/ Patrick A. Cussen	Director	January 5, 2012
Patrick A. Cussen

/s/ Alan S. Fraser	Director	January 5, 2012
Alan S. Fraser

	Director	January __, 2012
Hyundae Kim

/s/ Harvey McKenzie	Director	January 5, 2012
Harvey McKenzie

/s/ David G. Wahl	Director	January 5, 2012
David G. Wahl

LI3 ENERGY, INC.
(An Exploration Stage Company)
INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2011 and 2010	F-3

Consolidated Statements of Operations for the years ended June 30, 2011 and 2010 and for the period from June 24, 2005 (Inception) through June 30, 2011	F-4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period from June 24, 2005 (Inception) through June 30, 2011	F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010 and for the period from June 24, 2005 (Inception) through June 30, 2011	F-8

Notes to Consolidated Financial Statements	F-10

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

/s/ GBH CPAs, PC

www.gbhcpas.com
Houston, Texas
October 4, 2011, except for the period from June 24, 2005 (inception of exploration stage) to June 30, 2011, as to which the date is January 6, 2012

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