Form 10-Q/A
period 2011-09-30
Li3 Energy, Inc.
filed 2012-01-06
CIK 1334699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

LI3 ENERGY, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A of Li3 Energy, Inc. amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, initially filed with the Securities Exchange Commission on November 14, 2011 (the “Original Filing”).

This Amendment No. 2 is being filed solely to disclose, under Item 4 of Part I, our management’s evaluation of whether our disclosure controls and procedures are effective or not.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  This Amendment No. 1 does not reflect events occurring after November 14, 2011, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

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

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses as more fully described below.

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

Date: January 6, 2012	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Name: Luis F. Saenz
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric E. Marin
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