Form 10-Q
period 2011-12-31
Li3 Energy, Inc.
filed 2012-02-14
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No☒

As of February 13, 2012 were 322,209,220 shares of the registrant’s common stock outstanding.

LI3 ENERGY, INC.

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify appropriate corporate acquisition and/or joint venture opportunities in the lithium mining sector, our ability to establish technical and managerial infrastructure, our ability to raise the required capital to take advantage of and successfully participate in such opportunities, and future economic conditions, political stability and lithium prices. Descriptions of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appear in the section captioned “Risk Factors” in Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on January 6, 2012.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	December 31, 2011	June 30, 2011
Assets
Current Assets:
Cash	$2,268,138	$952,401
Deferred financing costs	-	103,250
Prepaid expenses and advances	111,482	41,809
Total current assets	2,379,620	1,097,460

Mineral rights	64,041,000	64,041,000
Other assets	21,711	-
Property and equipment, net of accumulated depreciation of $24,651 and $19,195, respectively	241,602	-
Total non- current assets	64,304,313	64,041,000
Total assets	$66,683,933	$65,138,460

Liabilities & Equity
Current Liabilities:
Accounts payable	$366,967	$259,992
Accrued expenses	406,963	433,028
Finders’ fees payable	160,000	-
Payable to related parties	11,213	110,986
Zero-coupon convertible debt, net of net of discount of $208,576 and $0, respectively	1,448,154	372,764
Notes payable	95,000	95,000
Total current liabilities	2,488,297	1,271,770

Derivative liabilities-warrant instruments	6,830,711	15,244,754
Total liabilities	9,319,008	16,516,524

Commitments and contingencies	-	-

Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 322,209,220 and 279,913,920 shares issued and outstanding as of December 31, 2011 and June 30, 2011, respectively	322,209	279,914
Additional paid-in capital	63,238,456	58,307,796
Deficit accumulated during exploration stage	(30,421,533)	(35,461,774)
Total equity of Li3 Energy, Inc.	33,139,132	23,125,936
Non-controlling interest	24,225,793	25,496,000
Total equity	57,364,925	48,621,936
Total liabilities and equity	$66,683,933	$65,138,460

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

					June 24, 2005
					(inception)
	Three Months Ended December 31,		Six Months Ended December 31		through December 31
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$2,278

Cost of goods sold	-	-	-	-	1,182

Gross profit	-	-	-	-	1,096

Operating expenses:
Inventory impairment	-	-	-	-	1,469
Mineral rights impairment expense	-	4,070,000	-	4,070,000	8,838,785
Loss (gain) on settlements, net	-	(422,500)	-	(422,500)	1,497,500
Exploration expenses	2,984,020	36,644	3,452,262	309,286	6,348,116
General and administrative expenses	1,550,168	1,979,346	2,800,364	2,810,573	11,199,644
Total operating expenses	4,534,188	5,663,490	6,252,626	6,767,359	27,885,514

Other (income) expense:
Warrant modification expense	-	-	-	-	1,068,320
Change in fair value of derivative liability – warrant instruments	(4,654,915)	3,601,894	(11,603,559)	829,168	736,135
Loss on debt extinguishment	-	-	841,752	-	841,752
Loss on foreign currency	25,878	1,046	40,863	4,483	44,640
Interest income	(1,754)	(42)	(2,469)	(109)	(7,418)
Interest expense	166,549	2,557	700,753	4,501	1,123,893
Total other (income) expense	(4,464,242)	3,605,455	(10,022,660)	838,043	3,807,322

Net income (loss)	$(69,946)	$(9,268,945)	$3,770,034	$(7,605,402)	$(31,691,740)

Net loss attributable to non-controlling interest	(1,270,207)	-	(1,270,207)	-	(1,270,207)
Net income (loss) attributable to LI3 Energy, Inc.	1,200,261	(9,268,945)	5,040,241	(7,605,402)	(30,421,533)

Basic and diluted loss per share	$0.00	$(0.10)	$0.02	$(0.09)

Weighted average number of common shares outstanding
Basic	322,152,698	91,137,984	304,987,248	86,923,286
Diluted	338,775,945	91,137,984	321,318,365	86,923,286

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

From June 24, 2005 (Inception) through December 31, 2011

 (Unaudited)

				Deficit
				Accumulated
			Additional	During	Non-
	Common Stock		Paid-In	Exploration	Controlling
	Shares	Par Value	Capital	Stage	Interest	Total

Balance at June 24, 2005 (Inception)	-	$-	$-	$-	$-	$-
Stock issued for cash on June 24, 2005 at $0.000105 per share	35,526,336	35,526	(31,776)	-	-	3,750
Stock issued for cash on June 24, 2005 at $0.000105 per share	35,526,336	35,526	(31,776)	-	-	3,750
Net loss, period ended June 30, 2005	-	-	-	-	-	-
Balance, June 30, 2005	71,052,672	71,052	(63,552)	-	-	7,500
Stock issued for cash on March 14, 2006 at $0.001056 per share	47,368,454	47,368	2,632	-	-	50,000
Net loss, year ended June 30, 2006	-	-	-	(14,068)	-	(14,068)
Balance, June 30, 2006	118,421,126	118,420	(60,920)	(14,068)	-	43,432
Net loss, year ended June 30, 2007	-	-	-	(16,081)	-	(16,081)
Balance, June 30, 2007	118,421,126	118,420	(60,920)	(30,149)	-	27,351
Stock issued for cash on February 7, 2008 at $0.019 per share	2,631,595	2,632	47,368	-	-	50,000
Net loss, year ended June 30, 2008	-	-	-	(95,656)	-	(95,656)
Balance, June 30, 2008	121,052,721	121,052	(13,552)	(125,805)	-	(18,305)
Net loss, year ended June 30, 2009	-	-	-	(67,905)	-	(67,905)
Balance, June 30, 2009	121,052,721	121,052	(13,552)	(193,710)	-	(86,210)
October 2009, cancellation of former officer's shares	(71,052,626)	(71,052)	71,052	-	-	-
October 2009, stock issued to the chief executive officer for services at $0.0032 per share	1,500,000	1,500	3,300	-	-	4,800
November, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $42,392	6,400,000	6,400	1,018,222	-	-	1,024,622
November, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $5,350	2,120,000	2,120	299,447	-	-	301,567
November, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $31,243	1,820,000	1,820	234,944	-	-	236,764
December, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $4,859	1,900,000	1,900	260,222	-	-	262,122
December, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $76,632	1,760,000	1,760	167,361	-	-	169,121
December 2009, stock issued to a consultant for services at $0.61 per share	750,000	750	456,750	-	-	457,500
February 2010, stock issued to a consultant for services at $0.93 per share	375,000	375	348,375	-	-	348,750
March, 2010, stock issued for acquisition of mineral rights at $0.91 per share	4,000,000	4,000	3,636,000	-	-	3,640,000
June, 2010 common stock sold in private placement offering at $0.25 per share, less offering cost totaling $250,204	4,000,000	4,000	284,943	-	-	288,943
Stock options issued to consultant for services	-	-	114,783	-	-	114,783
Amortization of stock-based compensation expense	-	-	84,614	-	-	84,614
Stock issued by CEO to employees and director for services	-	-	129,500	-	-	129,500
Net loss, year ended June 30 , 2010	-	-	-	(16,048,682)	-	(16,048,682)
Balance, June 30, 2010	74,625,095	74,625	7,095,961	(16,242,392)	-	(9,071,806)

July 2010, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $47,245	2,000,000	2,000	230,884	-	-	232,884
August 2010, stock issued for acquisition of mineral rights at $0.39 per share	10,000,000	10,000	3,890,000	-	-	3,900,000
August 2010, stock issued for services at $0.30 per share	87,096	87	26,042	-	-	26,129
September 2010, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $4,757	160,000	160	18,017	-	-	18,177
November 2010, common stock sold in private placement offering at $0.05 per share – no offering costs	2,000,000	2,000	21,425	-	-	23,425
November 2010, common stock sold in private placement offering at $0.05 per share – no offering costs	2,000,000	2,000	23,214	-		25,214
December 2010, stock issued for services at $0.231 per share	1,551,253	1,551	356,788	-	-	358,339
December 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $56,843	3,333,338	3,334	217,875	-	-	221,209
December 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $100,616	5,383,325	5,383	363,246	-	-	368,629
December 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $8,125	766,667	767	64,558	-	-	65,325
January 2011, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $41,033	1,783,333	1,783	91,472	-	-	93,255
February 2011, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $16,470	400,000	400	20,322	-	-	20,722
February 2011 common stock issued for cash on sale of D Units upon exercise of Double Options, at $0.05 per share.	3,800,000	3,800	186,200	-	-	190,000
February 2011, exercise of $0.05 per share D Warrants for cash	2,000,000	2,000	98,000	-	-	100,000
February 2011, fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	2,328,951	-	-	2,328,951
February 2011, common stock issued for legal services at $0.385 per share	608,310	608	233,591	-	-	234,199
February 2011, common stock issued for Lacus settlement at $0.385 per share	500,000	500	192,000	-	-	192,500
February 2011, common stock issued for Compensation Modification Agreement at $0.385 per share	1,000,000	1,000	384,000	-	-	385,000
February 2011, common stock issued for Settlement Agreement at $0.385 per share	1,000,000	1,000	384,000	-	-	385,000
February 2011, common stock issued for MIZ Employment Service Agreement vested stock-based compensation	500,000	500	(500)	-	-	-
February 2011, common stock issued to MIZ at $0.385 per share for salary under Employment Service Agreement	500,000	500	192,000	-	-	192,500
February 2011, common stock issued to MIZ for bonus under Employment Service Agreement at $0.38 per share	236,842	237	89,763	-	-	90,000
March 2011, exercise of $0.15 per share E Warrants for cash	7,473,336	7,474	1,113,576	-	-	1,121,050
March 2011, fair value of E warrants reclassified from derivative liability to equity upon exercise	-	-	1,951,885	-	-	1,951,885
March 2011, common stock issued for settlement with Puna Lithium at $0.32 per share	6,000,000	6,000	1,914,000	-	-	1,920,000
April 2011, exercise of $0.15 per share E warrants for cash	150,000	150	22,350	-	-	22,500
April 2011, fair value of E warrants reclassified from derivative liability to equity upon exercise	-	-	70,545	-	-	70,545
May 2011, cashless exercise of $0.05 per share D warrants	515,254	515	-	-	-	515
May 2011, fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	253,165	-	-	253,165
Beneficial conversion on convertible debt issued in May 2011	-	-	368,000	-	-	368,000
May 2011, common stock sold in private placement offering at $0.27 per share, less offering costs totaling $737,271	23,920,071	23,920	3,554,723	-	-	3,578,643
May 2011, common stock issued for acquisition of mineral rights at $0.25 per share	127,500,000	127,500	31,747,500	-	-	31,875,000
May 2011, Consolidation of Maricunga, non-controlling interest	-	-	-	-	25,496,000	25,496,000
June 2011, common stock issued for services at $0.22 per share	120,000	120	26,280	-	-	26,400
Amortization of stock-based compensation	-	-	777,963	-	-	777,963
Net loss, year ended June 30, 2011	-	-	-	(19,219,382)	-	(19,219,382)
Balance, June 30, 2011	279,913,920	279,914	58,307,796	(35,461,774)	25,496,000	48,621,936

August and September 2011, exercise of $0.05 per share D Warrants for cash	4,000,000	4,000	196,000	-	-	200,000
August and September 2011, fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	561,965	-	-	561,965
September 2011, common stock sold to POSCO at $0.21 per share, less offering costs totaling $685,944	38,095,300	38,095	3,495,996	-	-	3,534,091
Beneficial conversion on convertible debt Waiver Agreement	-	-	330,019	-	-	330,019
October 2011, exercise of $0.05 per share D Warrants for cash	200,000	200	9,800	-	-	10,000
October 2011, fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	28,497	-	-	28,497
Amortization of stock-based compensation	-	-	308,383	-	-	308,383
Net income, period ended December 31, 2011	-	-	-	5,040,241	(1,270,207)	3,770,034
Balance, December 31, 2011	322,209,220	$322,209	$63,238,456	$(30,421,533)	$24,225,793	$57,364,925

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flow

(Unaudited)

			June 24, 2005
	Six Months	Six Months	(inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net income (loss)	$3,770,034	$(7,605,402)	$(31,691,740)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,456	1,950	24,956
Amortization of deferred financing costs	36,875	-	66,375
Loss (gain) on settlements, net	-	(422,500)	1,497,500
Loss on extinguishment of debt	841,752	-	841,752
Stock-based compensation – related party	226,144	90,000	1,187,835
Stock-based compensation	82,239	1,493,194	2,929,015
Warrant modification expense	-	-	1,068,320
Change in fair value of warrant derivative liabilities	(11,603,559)	829,168	736,135
Zero coupon interest accretion and amortization of debt discount on convertible notes	660,032	-	1,032,796
Inventory impairment	-	-	1,469
Mineral rights impairment expense	-	4,070,000	8,838,785
Changes in operating assets and liabilities:
Increase in inventory	-	-	(1,469)
Decrease (increase) in prepaid expenses and advances	(69,673)	22,818	(111,482)
Increase in other assets	(21,711)	-	(21,711)
Increase in accounts payable	106,975	3,351	366,967
Increase in accrued expenses	133,935	153,488	1,146,473
Increase (decrease) in payable to related parties	(99,773)	84,919	11,213
Net cash used in operating activities	(5,931,274)	(1,279,014)	(12,076,811)

Cash Flows from Investing Activities
Acquisition of mineral rights	-	(430,000)	(7,968,785)
Acquisition of equipment	(247,058)	-	(256,558)
Increase in leasehold improvement	-	-	(10,000)
Net cash used in investing activities	(247,058)	(430,000)	(8,235,343)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	95,000
Proceeds from zero-coupon convertible debt offering	-	-	1,500,000
Payment of deferred financing costs	-	-	(75,000)
Payment of waiver fee for convertible debt	(30,000)	-	(30,000)
Proceeds from exercise of warrants	210,000	-	1,643,575
Proceeds from issuance of common stock, net of offering costs	7,314,069	1,944,912	19,446,717
Net cash provided by financing activities	7,494,069	1,944,912	22,580,292

Net increase in cash	1,315,737	235,898	2,268,138

Cash at beginning of period	952,401	302,821	-

Cash at end of period	$2,268,138	$538,719	$2,268,138

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
Non-cash investing and financing transactions:
Common stock cancelled	$-	$-	$71,052
Issuance of common stock for acquisition of mineral rights	$-	$3,900,000	$39,415,000
Warrants issued for services	$-	$-	$157,010
Warrants issued for offering costs	$-	$-	$57,750
Debt discount due to warrant derivative liabilities issued with convertible debt	$-	$-	$1,132,000
Debt discount due to beneficial conversion feature	$330,019	$-	$698,019
Reclassification of warrant liability to additional paid-in-capital for warrant exercises	$590,462	$-	$5,195,008
Fair value of derivative warrant instruments issued in private offerings	$3,779,978	$990,050	$8,874,504
Consolidation of non-controlling interest of the Maricunga Companies	$-	$-	$25,496,000

See accompanying notes to unaudited consolidated financial statements

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2011

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

The Company’s six subsidiaries include: Li3 Energy Peru SRL (“Li3 Peru”), a wholly owned subsidiary in Peru, formed to explore mining opportunities in Peru and in South America; Minera Li Energy SPA (“Minera Li”), a wholly owned subsidiary in Chile; Alfredo Holdings, Ltd. (“Alfredo”), an exempted limited company incorporated under the laws of the Cayman Islands; Li3 Energy Caymans, Inc., an exempted limited company incorporated under the laws of the Cayman Islands; Pacific Road Mining Chile, SA, a Chilean corporation (“PRMC”), which is a subsidiary of Alfredo; and Noto Energy S.A. (“Noto”), an Argentinean corporation. Also, in May 2011, Minera Li acquired 60% ownership of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, a group of six private companies (the “Maricunga Companies”).

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Li3 Peru, Alfredo, PRMC, Noto, and Minera Li which holds the six majority owned subsidiaries consisting of the Maricunga Companies. The Maricunga Companies are controlled by the Company. All intercompany amounts have been eliminated in consolidation.

b. Exploration Stage Company

The Company is in the exploration stage in accordance with SEC guidance and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 - Development Stage Entities . Its activities to date have been limited to capital formation, organization, and development of its business, including acquisitions of mineral rights.

c. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $0 cash equivalents at December 31, 2011 and June 30, 2011, respectively. The Company has not experienced any losses on its deposits of cash and cash equivalents.

d. Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value. As of December 31, 2011, management evaluated our capitalized mineral rights for impairment and determined no impairment was required.

e. Earnings (Loss) per Share

Basic net earnings (loss) per share amounts are computed by dividing the net income (loss) by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation as the effect would be anti-dilutive. The effects of the 15.625 for 1 forward stock split on October 19, 2009 have been reflected in the Company’s calculation of basic and diluted net income (loss) per share.

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS for the three months and six months ended December 31, 2011:

	Three months ended			Six months ended
	December 31, 2011			December 31, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$1,200,261	322,152,698	$0.00	$5,040,241	304,987,248	$0.01
Dilutive effect of convertible debt	60,606	13,301,025	—	118,995	12,814,450	—
Dilutive effect of warrants calculated using the treasury stock method	(80,556)	622,222	—	(333,200)	816,667	—
Dilutive effect of restricted stock	—	2,700,000	—	—	2,700,000	—
Diluted EPS	$1,180,311	338,775,945	$0.00	$4,826,036	321,318,365	$0.01

The following tables sets forth the schedule of anti-dilutive securities excluded from computation of diluted EPS:

	Three months ended
	December 31, 2011	December 31, 2010
Stock options	600,000	250,000
Stock warrants	87,884,712	37,202,664

	Six months ended
	December 31, 2011	December 31, 2010
Stock options	600,000	250,000
Stock warrants	87,884,712	37,202,664

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  As of December 31, 2011 and June 30, 2011, we have established a valuation allowance to fully reserve our net deferred tax assets.

For financial statement purposes, we recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We did not have any uncertain income tax positions or accrued interest or penalties included in our consolidated balance sheets at December 31, 2011 or June 30, 2011, and did not recognize any interest and/or penalties in our consolidated statements of operations during the six months ended December 31, 2011 or 2010, respectively.

h. Subsequent Events

We evaluated all subsequent events from December 31, 2011 through the date of the issuance of these consolidated financial statements.

i. Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

j. Reclassifications

Certain accounts in the prior period were reclassified to conform with the current period financial statement presentation.

NOTE 3.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has no sources of recurring revenue and has generated net losses of $31,691,740 and negative cash flows from operations of $12,076,811 during the period from June 24, 2005 (inception) through December 31, 2011.

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

NOTE 4.  MINERAL RIGHTS

	December 31, 2011	June 30, 2011
Maricunga	$63,741,000	$63,741,000
Noto	300,000	300,000
Total	$64,041,000	$64,041,000

Maricunga

On May 20, 2011, the Company and the shareholders (the “Maricunga Sellers”) of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, a group of six private companies (the “Maricunga Companies”) signed the Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga (the “Acquisition Agreement”), whereby the Company, through its Chilean subsidiary, Minera Li, acquired from the Maricunga Sellers a 60% interest in each of the Maricunga Companies. The purchase price, including amounts paid to agents, was $6,370,000 in cash and 127,500,000 restricted shares of common stock of the Company (the “Maricunga Purchase Price Shares”) which had a fair value of $31,875,000 based on the market price on the date of issuance. The $6,370,000 in cash includes a$250,000 deposit paid in December 2010 and $120,000 due to agents. Pursuant to the Acquisition Agreement, closing occurred on June 2, 2011, the date by which the Maricunga Sellers and agents received their shares of common stock (which were registered in Chile) and the remaining $6,000,000 of cash. The agents received $120,000 at closing.

The Maricunga property is undeveloped and covers an area of approximately 3,553 acres (1,438 hectares), comprising six concessions, each held by a separate legal entity, and is located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile . Each concession grants the owner the right to explore for mineral deposits at the Maricunga property.

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

We have agreed to register under the Securities Act one-half of the 127,500,000 Maricunga Purchase Price Shares on a “best efforts” basis by January 31, 2012 and the remainder by October 31, 2012. In the event that the SEC limits the number of shares that may be sold pursuant to the registration statement, we may remove from the registration statement such number of shares as specified by the SEC, and may file subsequent registration statements covering the resale of additional shares of such common stock. Accordingly, we are not obligated to pay any penalties in the event we are unable to register the shares, or obtain or maintain an effective registration statement related to such shares. The Company has filed a registration statement under the Securities Act in compliance with the Acquisition Agreement. The registration statement has not yet been declared effective.

Pursuant to a shareholders’ meeting held by the Maricunga Companies on October 6, 2011 in Chile (“Shareholder Meeting”), the majority shareholders of the Maricunga Companies approved a quota to cover expenses relating to the preservation and exploration of the mining concessions owned by the Maricunga Companies. Pursuant the Shareholder Meeting, Minera Li and the 40% non-controlling interest owners of the Maricunga Companies were required to make payments totaling $6,975,136 to bank accounts held by the Company within ninety days of the Shareholder Meeting, or January 4, 2012. Of the total $6,975,136 payments, Minera Li was to provide $4,185,083 and the 40% non-controlling interest shareholders (“minority shareholders”) were to provide $2,790,053. The minority shareholders have not made their required payments to the Company. As a result, all the expenses incurred by the Maricunga Companies during the six months ended December 31, 2012, or $3,175,518, were funded by the Company. The Company recorded 40% of the expenses incurred by the Maricunga Companies to the non-controlling interest, or $1,270,207 for the six months ended December 31, 2011.

Under Chilean law, each of the shareholders of the Maricunga Companies are required to contribute for the payment of expenses for exploration and exploitation of mining concessions in proportion to the shares they have in the Maricunga Companies.  Because the minority shareholders did not contribute their share of expenses to the Company pursuant to the Shareholder Meeting held on October 6, 2011, by January 4, 2012 (deadline for contribution), the shares owned by the minority shareholders shall be sold via a public auction in Chile at a later date determined by a Chilean court.  At a minimum, the aggregate bid price to acquire the shares of the minority shareholders will be the amount the minority shareholders  were required to contribute to the Company.

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

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2011	June 30, 2011
Leasehold improvement and office equipment	$198,762	$19,195
Field equipment	67,491	-
Less: Accumulated depreciation	(24,651)	(19,195)
Net property and equipment	$241,602	$-

Depreciation expense for the six-month periods ending December 31, 2011 and 2010 was $5,456, and $1,950, respectively.

NOTE 6.   RELATED PARTY TRANSACTIONS

Legal Services

Antonio Ortúzar served as a director of the Company from February 18, 2010 to October 25, 2010, and also provided certain legal services to the Company as a Partner with a law firm.  For the six months ended December 31, 2010, the total legal fees that the Company incurred to such firm was approximately $69,000. As Mr. Ortúzar is no longer a director for the Company, he is no longer considered a related party.

MIZ

The Company is party to a services agreement between MIZ Comercializadora, S de R.L. (“MIZ”) and the Company in which Tom Currin (owner of MIZ) serves as Chief Operating Officer of the Company.

Pursuant to the Agreement, the Company granted to MIZ an award under the 2009 Plan pursuant to which the Company shall issue 2,500,000 restricted shares of its common stock (the “Restricted Stock”). The shares of Restricted Stock vest in installments of between 300,000 and 1,000,000 shares upon the achievement of certain milestones subject to acceleration upon a change of control or a termination of the agreement by the Company.

The Company determined the grant date of the 2,500,000 shares was August 11, 2010. The stock price on the grant date was $0.38 per share. Total compensation expense which may be recognized in connection with these restricted shares is $950,000 if all of the shares vest. A milestone was achieved in January 2011, resulting in the vesting of 500,000 shares of common stock and the Company recorded $190,000 of stock-based compensation expense during the year ended June 30, 2011 based on a vesting service period of approximately five months beginning on the grant date. In February 2011, the Company issued the 500,000 fully vested shares of Restricted Stock to MIZ. The remaining 2,000,000 shares contain various vesting requirements that the Company estimates will be achieved between February 2012 and December 2013. During the six months ended December 31, 2011 and 2010, the Company recorded $165,529 and $171,000 of stock compensation expense for the shares based on these estimated vesting dates.

The Company also incurred $60,615 and $81,190 of stock-based compensation during the six months ended December 31, 2011 and 2010, respectively related to stock options granted to MIZ. See Note 10.

MIZ was also paid $216,667 (of which $100,000 related to amounts accrued at June 30, 2011) and $0 in cash for compensation during the six months ended December 31, 2011 and 2010, respectively.

R&M Global Advisors

The Company is party to a services agreement between R&M Global Advisors, LLC. (“R&M Global Advisors”) and the Company in which Eric Marin (a partial owner of R&M Global Advisors) serves as interim Chief Financial Officer of the Company.

R&M Global Advisors was paid $97,125 and $0 in cash for compensation during the six months ended December 31, 2011 and 2010, respectively.

NOTE 7. NOTES PAYABLE

The Company issued a $50,000 unsecured promissory note dated June 5, 2008 (the ”Note”) to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such Note allow for prepayment of the principal and accrued interest any time without penalty. The interest rate is 8% per annum and the maturity date was June 5, 2010. The total interest accrued at December 31, 2011 and June 30, 2011 is $14,292 and $12,298, respectively. This Note is in default as of December 31, 2011 and remains payable to Milestone.

The Company issued an unsecured convertible promissory note (the “Convertible Note”) dated April 30, 2009, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due on November 8, 2010 to Milestone. The Convertible Note provides that the principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date. The Company and Milestone have not yet negotiated such conversion terms. The total interest accrued on the Convertible Note at December 31, 2011 and June 30, 2011 is $9,816 and $7,965, respectively. This Note is in default as of December 31, 2011 and remains payable to Milestone.

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

The Company determined the convertible debentures contained a beneficial conversion feature based on the conversion price of the debt instrument. The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $368,000. This amount was recorded as a debt discount and is amortized to interest expense over the term of the debentures.

The Company agreed to pay finder’s fees consisting of cash in the amount of 5% of the aggregate issue price of the notes, or $75,000 in total , and warrants to purchase an aggregate of 75,000 shares of common stock, exercisable for five years at an initial exercise price of $0.40 per share (the “Arranger Warrants”). The Arranger Warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. The fair value of the Arranger Warrants was recognized as derivative warrant instruments at issuance and is measured at fair value at each reporting period. The Company determined the fair value of the Arranger Warrants at the issuance date was $57,750, which was recorded as deferred financing costs. The deferred financing costs of $132,750 will be amortized over the life of the debt on a straight-line basis which approximates the effective interest method.

On August 25, 2011, the Company entered into an Amendment and Waiver Agreement with the holders of the zero-coupon bridge notes (the “Waiver Agreement”).  Pursuant to the Waiver Agreement, effective upon the closing of POSCAN’s initial $8 million investment under the SPA (see Note 10), the zero-coupon bridge notes maturity date was extended to June 30, 2012, and the Company is not required to make any prepayment out of the proceeds of the SPA.  As the POSCAN closing occurred on September 14, 2011, the Waiver Agreement was deemed effective on that date.  The Waiver Agreement does not alter the principal amount of the zero-

coupon bridge notes, however it provides that such notes will accrue interest at a rate of 15% per annum from February 2, 2012, until June 30, 2012.  The Waiver Agreement also reduces the conversion price of the $1.5 million zero-coupon bridge notes from $0.40 to $0.12 per share.  In connection with the Waiver Agreement, the Company agreed to pay an arranger a cash fee of $30,000.

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

September 14, 2011
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

December 31, 2011
Post-Modification Debt
Estimated fair value of debt after modification	$1,584,192
Less: Beneficial conversion feature discount	(330,019)
Carrying value at September 14, 2011	1,254,173
Accrued interest	72,538
Amortization of debt discount	121,443
Carrying value at December 31, 2011	$1,448,154

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

Activity for derivative warrant instruments during the six months ended December 31, 2011 was as follows:

	Balance at June 30, 2011	Initial valuation of derivative liabilities upon issuance of new warrants during the period	Decrease in Fair Value of Derivative Liability	Exercise of warrants	Balance at December 31, 2011
2009 Unit Offering warrants	$3,854,119	$-	$(2,588,538)	$-	$1,265,581
First 2010 Unit Offering warrants	2,911,244	-	(1,849,599)	-	1,061,645
Second 2010 Unit Offering warrants	1,800,265	-	(1,094,991)	(590,462)	114,812
Third 2010 Unit Offering warrants	1,156,744	-	(858,869)	-	297,875
Incentive warrants	1,072,441	-	(738,036)	-	334,405
2011 Unit Offering warrants	3,736,897	-	(2,556,631)	-	1,180,266
Lender warrants	523,234	-	(375,767)	-	147,467
Warrants for advisory services and Arranger warrants	189,810	-	(136,900)	-	52,910
POSCAN warrants	-	3,779,978	(1,404,228)	-	2,375,750
Total	$15,244,754	$3,779,978	$(11,603,559)	$(590,462)	$6,830,711

Activity for derivative warrant instruments during the six months ended December 31, 2010 was as follows:

	Balance at June 30, 2010	Initial valuation of derivative liabilities upon issuance of new warrants during the period	Increase (Decrease) in Fair Value of Derivative Liability	Balance at December 31, 2010

2009 Unit Offering warrants	$6,313,769	$-	$(2,725,167)	$3,588,602
First 2010 Unit Offering warrants	1,715,959	236,937	660,847	2,613,743
Second 2010 Unit Offering warrants	-	151,361	1,107,695	1,259,056
Third 2010 Unit Offering warrants	-	601,752	1,785,793	2,387,545
	$8,029,728	$990,050	$829,168	$9,848,946

During the six months ended December 31, 2011, 4,200,000 warrants were exercised for aggregate proceeds of $210,000. The Company reduced the derivative liability by $590,462 based on the fair value of the warrants on the date of exercise and increased additional paid-in capital by the same amount.

The following is a summary of the assumptions used in the modified lattice valuation model as of the initial valuations of the derivative warrant instruments issued during the six months ended December 31, 2011, and 2010, respectively, and as of December 31, 2011 and 2010, respectively:

	Initial Valuations – December 31, 2011	Initial Valuations - December 31, 2010	Valuation as of December 31, 2010	Valuation as of December 31, 2011
Common stock issuable upon exercise of warrants	38,095,300	16,353,830	37,202,664	89,284,712

Market value of common stock on measurement date (1)	$0.145	$0.12-$0.30	$0.229	$0.067

Adjusted Exercise price	$0.40	$0.05 - $0.25	$0.05 - $0.64	$0.05- $0.48

Risk free interest rate (2)	0.42%	1.13% - 2.06%	2.01%	0.36%-.83%
Warrant lives in years	3.0	5.0	3.8-5.0	2.30-4.20
Expected volatility (3)	205%	151%-158%	158%	179%-217%
Expected dividend yield (4)	0	0	0	0
Assumed stock offerings per year over next five years (5)	1-2	1-2	1-2	1-2
Probability of stock offering in any year over five years (6)	100	100%	100%	100%
Range of percentage of existing shares offered (7)	10%-31%	10% - 30%	10% - 30%	10%-31%
Offering price range (8)	$0.21-$0.45	$0.15 - $1.50	$0.15- $1.50	$0.15-$0.50

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 3 or 5 year Treasury Bill as of the respective Offering or measurement date.

(3)	Because the Company does not have adequate trading history to determine its historical trading volatility, the volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in each of the next 5 years.

(6)	Management has determined that the probability of a stock offering is 100% in each of the next five years.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 10% and 31% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

NOTE 10.  STOCKHOLDERS’ EQUITY

Common Stock issuable for services

On June 27, 2011, the Company granted its Chief Executive Officer an award of 700,000 restricted shares of common stock under the 2009 Plan which vests in 1/3 increments each January 15th of 2012, 2013 and 2014. The value of the issuable shares was determined based on the $0.22 per share closing price of the common stock on the measurement date, and totaled $154,000. The Company will record stock compensation expense over the 3 year service period. During the six months ended December 31, 2011, the Company recorded $73,282 of stock compensation in connection with this agreement. No shares have been issued for the six months ending December 31, 2011.

Common Stock sales

July 1, 2011 through December 31, 2011

On August 24, 2011, we entered into a Securities Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA”) with POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO ( a Korean company), (together, the “POSCAN Agreements”), pursuant to which on September 14, 2011, POSCAN purchased 38,095,300 Units for $0.21 per Unit or $8,000,013 ($7,314,069 net after offering expenses), with each “Unit” consisting of one share of our common stock and a three-year warrant (“POSCAN Warrants”) to purchase one share of our common stock at an exercise price of $0.40 per share.  A total of $3,779,978 of the proceeds were allocated to the value of the related POSCAN Warrants and recorded as derivative liabilities-warrant instruments (See Note 9).  The Company incurred finders’ fees equal to 7% of the gross proceeds received from the SPA.  At December 31, 2011, the Company has paid $400,000 of the fees and has $160,000 of Finders’ fees payable recorded in the consolidated balance sheet.

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

The table below reflects the allocation of the gross proceeds from the POSCAN Offering during the six months ended December 31, 2011:

Par value of common stock issued	$38,095
Paid-in capital	3,495,996
Derivative warrant liabilities	3,779,978
Offering expenses	685,944
Total gross proceeds	$8,000,013

Stock Option Awards

Summary of stock option activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	1,800,000	0.35	8.06	-
Forfeitures and expirations	(533,333)	0.25	-	-
Outstanding at December 31, 2011	1,266,667	$0.39	7.29	$-
Exercisable at December 31, 2011	600,000	$0.41	5.81	$-

During the six months ended December 31, 2011 and 2010, the Company recognized stock-based compensation expense of $69,571 and $129,774, respectively, related to stock options (of which $60,615 and $81,190 was related party for the six months ended December 31, 2011 and 2010, respectively – See Note 6).  As of December 31, 2011, there was approximately $96,605 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized ratably over a weighted-average period of approximately 1.61 years.

Warrants

Summary information regarding common stock warrants issued and outstanding as of December 31, 2011 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at June 30, 2011	54,200,565	$0.35

Issued	38,095,300	0.40

Warrants issued pursuant to anti-dilution provisions	1,188,847	0.38
Exercised	(4,200,000)	0.05
Outstanding at December 31, 2011	89,284,712	$0.37

Warrants outstanding as of December 31, 2011

Issuance Date	Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
November 10, 2009 – December 23, 2009	$0.31	7,162,305	2.9 – 3.0 years	7,162,305
November 10, 2009 – December 23, 2009	$0.48	7,211,339	2.9 – 3.0 years	7,211,339
June 9, 2010 – September 13, 2010	$0.32	9,575,516	3.4– 3.7 years	9,575,516
June 9, 2010 – July 13, 2010	$0.20	527,891	3.4 – 3.5 years	527,891
November 8-15, 2010	$0.05	1,400,000	3.9 years	1,400,000
December 9, 2010 – March 24, 2011	$0.15	4,806,878	3.9 – 4.2 years	4,806,878
March 24, 2011	$0.45	4,256,827	4.2 years	4,256,827
April 7, 2011	$0.37	11,960,050	2.4 years	11,960,050
April 7, 2011	$0.26	1,913,606	2.4 years	1,913,606
May 2, 2011	$0.43	1,500,000	4.3 years	1,500,000
May 2, 2011	$0.36	75,000	4.3 years	75,000
June 27, 2011	$0.37	800,000	2.3 years	800,000
September 14, 2011	$0.40	38,095,300	2.7 years	38,095,300
Total		89,284,712		89,284,712

The intrinsic value of warrants outstanding at December 31, 2011 was $23,800.

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

 Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011:

Description	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liabilities - warrant instruments	$-	$-	$6,830,711	$6,830,711

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Six Months ended
	December 31,	December 31,
	2011	2010
Balance as of June 30,	$(15,244,754)	$(8,029,728)
Change in fair value	6,948,644	2,772,726
Additions	(3,779,978)	(236,937)
Exercise of warrants	561,965	-
Balance as of September 30,	$(11,514,123)	$(5,493,939)
Change in fair value	4,654,915	(3,601,894)
Additions	-	(753,113)
Exercise of warrants	28,497	-
Balance as of December, 31	$(6,830,711)	$(9,848,946)
Change in fair value of derivative warrant instruments included in earnings for the three months ended December 31, 2011 and 2010	4,654,915	(3,601,894)
Change in fair value of derivative warrant instruments included in earnings for the six months ended December 31, 2011 and 2010	$11,603,559	$(829,168)

The Company recorded a realized loss of $537,486 on the settlement of a portion of the warrant derivative liability due to the exercise of certain warrants, and which is included in the change in the fair value of warrant derivative liability in the consolidated income statement during the period ended December 31, 2011.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Mining Permits

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

In October 2010, the National Law No. 26,639, "Regime of Minimum Principles for the Preservation of Glaciers and Periglacial Environment" (the "Glaciers Law"), was promulgated. The Glaciers Law is aimed at the protection and preservation of glaciers and the periglacial environment. The Glaciers Law regulates, limits and in certain cases bans, certain activities developed on glacial and periglacial areas. Depending on how the Glaciers Law is interpreted – and, specifically, the definition of the term “periglacial” – this regulation could have a negative effect on the potential activities to be conducted on the Noto Properties.

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

Non-Binding Agreement-Mining Properties

On November 30, 2011, the Company entered into a non-binding agreement (“Non-Binding Agreement”) with three companies (collectively, the “M2 Sellers”) with mining concessions with respect to an aggregate of 1,506 hectares in Chile (the “Chilean Prospect”) located near the Company’s Maricunga property. Pursuant to the Non-Binding Agreement, the Company made a one-time nonrefundable payment (the “M2 Deposit”) of $250,000 on January 5, 2012. The M2 Deposit provides the Company with 60 days to perform due diligence procedures to determine whether or not to proceed with negotiating definitive agreements with the M2 Sellers regarding the Chilean Prospect.

The Non-Binding Agreement contemplates that, in exchange for the stock of the M2 Sellers, the Company will make staged payments in cash and/or common stock of approximately $10 million (including the M2 Deposit) and an additional 45,000,000 shares of Company common stock. However, until such time, if ever, that a definitive agreement is entered into with respect to the Chilean Prospect, the Company cannot be certain what consideration the Company may be required to pay therefor.

2011 Offering – Registration Rights Penalties

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

Pursuant to a registration rights agreement for the 2011 Offering, we agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the G warrants under the Securities Act of 1933, as amended, and to use our best efforts to cause such registration statement to become effective within 150 days after the filing date, all at our own expense. Pursuant to the registration rights agreement, in the event the Company does not meet these deadlines, we have agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured (up to an aggregate maximum penalty of 10%, or $645,819). The Company was required to file the registration statement by June 21, 2011, however the registration statement was not filed until July 1, 2011, and the Company recorded a monetary penalties accrual of $38,750, which has not yet been paid as of December 31, 2011. The Company was required to cause the registration statement to become effective by November 28, 2011, however the registration statement was not effective as of December 31, 2011, and the Company recorded a monetary penalties accrual of $142,000, which has not yet been paid as of December 31, 2011. Although the Company intends to seek a waiver for these monetary penalties, there is no assurance the Company will be successful in obtaining a waiver.

Alfredo

During fiscal year 2011, the Company acquired an option to acquire a mine in Chile (“Alfredo Mine”) from a third party (“Alfredo Sellers”) which further required the Company to make periodic option payments to maintain the Company’s option rights to acquire the Alfredo Mine.  This option terminated during fiscal year 2011.  Subsequent to the termination of the Company’s option rights, the Company entered into an additional agreement with the Alfredo Sellers (“SPA Amendment”).

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

We have not undertaken any exploration and development activities on the Alfredo Mine. As of the date of this filing, we are not in discussions with the owners of Alfredo to reacquire the option to purchase the Alfredo Mine.

Nevada

Under the CSV, LM and MW Option Agreement, as amended, the Company is obligated to pay amounts totaling $75,000 contingent upon future events which had not occurred as of December 31, 2011.

Under the BSV Option Agreement, as amended, the Company was required to pay to GeoXplor $100,000 on June 30, 2010, which the Company has not paid. The $100,000 owed to GeoXplor is recorded in accrued expenses as of December 31, 2011 and June 30, 2011. During the year ended June 30, 2011, the Company became obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes, which is recorded in accrued expenses as of December 31, 2011 and June 30, 2011. At December 31, 2011 and June 30, 2011, the Company has recorded $189,600 in accrued liabilities for these obligations.

Employment Agreement

During December 2011, the Company entered into a one year employment agreement with a new Vice President of Finance (the “VP of Finance”) which shall begin on January 1, 2012. Pursuant to the agreement, the VP of Finance will receive a salary of $185,000 per year, and a $40,000 bonus.

In addition, the employment agreement requires that we grant the VP of Finance 250,000 shares of restricted common stock which will vest over 3 years. The value of the issuable shares was determined based on the $0.067 closing price of the common stock on the measurement date, and totaled $16,750. The Company will record stock compensation expense for this restricted stock over the 3-year service period which begins on January 1, 2012.

The employment agreement also requires that we grant the VP of Finance 250,000 stock options which will vest over 18 months and shall be exercisable at $0.40 per share. The Company will record stock compensation expense for these stock options of $12,857 over the 18-month vesting period which begins on January 1, 2012.

NOTE 13. SUBSEQUENT EVENTS

New World Resource Corp.

On January 19, 2012, the Company entered into a non-binding agreement (the “NW LOI”) whereby the Company would acquire certain options (the “New World Options”) held by New World Resource Corp., with respect to a the Pastos Grandes lithium brine project in the Sud Lipez province within the Department of Potosi, Bolivia (the “Pastos Project”), as well as certain other assets.

The NW LOI contemplates a purchase price for the New World Option and other assets consisting of equity representing 22.5% of the Company after completion of such transaction.

The Company has agreed to advance $150,000 to fund a required payment under the New World Options that will come due in February 2012. However, in the event the Company and New World Resource Corp. terminate the proposed transaction, or if the transaction does not close pursuant to the timeline agreed to by both parties, New World Resource Corp. shall reimburse the Company the full amount of such advance.

R3 Fusion

On January 13, 2012, the Company entered into an Agreement, dated as of January 12, 2012 (the “R3 Agreement”), with R3 Fusion, Inc. (“R3”) to apply R3’s intensified evaporative technology (“SPaCeR™”) in processing brine from the Company’s properties. Pursuant to the R3 Agreement, R3 will provide the Company with a demonstration plant consisting of two units having a design flow capacity of at least 1.6 liters per second each, and on-site training. The Company will pay R3 equipment use fees of $37,500 per month for the first twelve months following successful installation and commissioning of the system, and, if the Company elects to keep the equipment on site thereafter, $12,500 per month for up to an additional thirty-six months. The R3 Agreement requires the Company to make a $100,000 deposit (the “R3 Deposit”) which R3 Deposit shall be refunded upon the Company’s return of the equipment after twelve months of use. The R3 Agreement also provides that the Company will be given the exclusive license (the “Exclusive Rights”) to exploit R3’s SPaCeR™ technology throughout the world for the processing of lithium-containing brine for so long as the Company is using such systems in the processing of brine at its facilities in South America. The Agreement provides that the Company and R3 shall negotiate the terms and conditions of such license in good faith within sixty days of the execution of the R3 Agreement.

The R3 Agreement provides that R3 shall develop and deliver to the Company a proposal to deliver up to sixty-five additional SPaCeR™ systems as soon as practical following successful demonstration of the SPaCeR™ at the Company’s property.

The Company may elect to terminate the agreement at any time after June 30, 2012; provided that if the Company does so prior to January 12, 2013, it will forfeit its Exclusive Rights and $50,000 of the R3 Deposit.

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

We were incorporated on June 24, 2005, as Mystica Candle Corp. in the business of manufacturing, marketing and distributing soy-blend scented candles and oils. We determined that we could not continue with our original business plan. In July 2008, we changed our name to NanoDynamics Holdings, Inc., to facilitate discussions with NanoDynamics, Inc. regarding a possible business combination that was not completed. In October 2009, we changed our name to Li3 Energy, Inc. as we refocused our business strategy on the energy sector and lithium mining opportunities.

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

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements as of December 31, 2011, and for the three and six months ended December 31, 2011 and 2010, which are unaudited. In the opinion of management, such consolidated financial statements include all adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in these financial statements as of December 31, 2011, and for the three and six months ended December 31, 2011 and 2010.

You should read this discussion and analysis together with such consolidated financial statements and the notes thereto.

Going Concern

The Company currently has negative working capital of $(108,677) at December 31, 2011, but no sources of recurring revenue and has generated net losses of $31,691,740 and negative cash flows from operations of $12,076,811 during the period from June 24, 2005 (inception) through December 31, 2011.

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

Operational Update

Chile

On May 20, 2011, the Company and the shareholders (the “Maricunga Sellers”) of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, a group of six private companies (the “Maricunga Companies”) signed the Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga (the “Acquisition Agreement”), whereby the Company, through its Chilean subsidiary, Minera Li, acquired from the Maricunga Sellers a 60% interest in each of the Maricunga Companies. The purchase price, including amounts paid to agents, was $6,370,000 in cash and 127,500,000 restricted shares of common stock of the Company (the “Maricunga Purchase Price Shares”) which had a fair value of $31,875,000 based on the market price on the date of issuance. The $6,370,000 in cash includes a $250,000 deposit paid in December 2010 and $120,000 due to agents. Pursuant to the Acquisition Agreement, closing occurred on June 2, 2011, the date by which the Maricunga Sellers and agents received their shares of common stock (which were registered in Chile) and the remaining $6,000,000 of cash. The agents received $120,000 at closing.

The Maricunga property is undeveloped and covers an area of approximately 3,553 acres (1,438 hectares), comprising six concessions, each held by a separate legal entity, and is located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile . Each concession grants the owner the right to explore for mineral deposits at the Maricunga property.

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

We expect to complete these activities (other than the environmental impact study) by the end of the first calendar quarter of 2012. If successful, and we satisfy the conditions for and receive the additional $10 million of funding from POSCO Canada Ltd., we plan to use such funds to complete a feasibility study on Maricunga. In the event producible quantities of minerals are determined to be economically feasible, we will still be required to obtain permits from the Chilean government to exploit the mineral reserves. There is no assurance that our testing or feasibility analysis will indicate economically producible quantities or that we will be able to obtain the necessary permits to exploit the mineral resources.

We may also seek to acquire additional properties for any processing site and we also plan to make improvements to the Maricunga site infrastructure, camp, and property.

On November 30, 2011, the Company entered into a non-binding agreement (“Non-Binding Agreement”) with three companies (collectively, the “M2 Sellers”) with mining concessions with respect to an aggregate of 1,506 hectares in Chile (the “Chilean Prospect”) located near the Company’s Maricunga property. Pursuant to the Non-Binding Agreement, the Company made a one-time nonrefundable payment (the “M2 Deposit”) of $250,000 on January 5, 2012. The M2 deposit provides the Company with 60 days to perform due diligence procedures to determine whether or not to proceed with negotiating definitive agreements with the M2 Sellers regarding the Chilean Prospect.

The Non-Binding Agreement contemplates that, in exchange for the stock of the M2 Sellers, the Company will make staged payments in cash and/or common stock of approximately $10 million (including the M2 Deposit) and an additional 45,000,000 shares of Company common stock. However, until such time, if ever, that a definitive agreement is entered into with respect to the Chilean Prospect, the Company cannot be certain what consideration the Company may be required to pay therefor.

Bolivia

On January 19, 2012, the Company entered into a non-binding agreement (the “NW LOI”) whereby the Company would acquire certain options (the “New World Options”) held by New World Resource Corp., with respect to a the Pastos Grandes lithium brine project in the Sud Lipez province within the Department of Potosi, Bolivia (the “Pastos Project”), as well as certain other assets.

The NW LOI contemplates a purchase price for the New World Option and other assets consisting of equity representing 22.5% of the Company after completion of such transaction.

The Company has agreed to advance $150,000 to fund a required payment under the New World Options that will come due shortly. However, in the event the Company and New World Resource Corp. terminate the proposed transaction, or if the transaction does not close pursuant to the timeline agreed to by both parties, New World Resource Corp. shall reimburse the Company the full amount of such advance.

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

We have acquired a 60% interest in the Maricunga project, an advanced lithium and potassium chloride project in Chile, and we continue to explore other lithium and industrial minerals prospects in the region.

Our strategy currently principally involves the exploration of the Maricunga property and the acquisition and exploration of another iodine/nitrate property. On the Maricunga project, we expect to spend approximately $18.2 million of exploration and development expenses in order to complete a feasibility study on Maricunga. (A “feasibility study” means a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision whether to advance the development of the deposit for mineral production.) The Company is dividing this into two phases: (i) Spending $8 million to reach a Measured and Indicated 43-101compliant resource, which is expected in the first calendar quarter of 2012; and, if phase one is successful, (ii) spending $10 million to complete a feasibility study on Maricunga.

In order to finance the up expected acquisition and exploration costs outlined above over the next twelve months, as well as to fund the approximately $2.5 million of working capital we expect to require over the next twelve months, we will need to raise a substantial amount of funds through one or more offerings of our debt, equity or convertible securities, which may include the $10 million of equity financing conditionally committed by POSCAN. Furthermore, if we enter into any definitive agreements to acquire the New World Options, the Chilean Prospect and/or other properties, we will require additional funds to finance such acquisitions, as well as to fund option payments and/or exploration costs with respect to such properties. There can be no assurance that such financing will be available, or will be available on acceptable terms, for us to meet these requirements.

Application of Intensified Evaporative Technology

On January 13, 2012, we entered into an Agreement (the “R3 Agreement”), with R3 Fusion, Inc. (“R3”) to apply R3’s intensified evaporative technology (“SPaCeR™”) in processing brine from our properties. Pursuant to the R3 Agreement, R3 will provide us with a demonstration plant consisting of two units having a design flow capacity of at least 1.6 liters per second each, and on-site training. We will pay R3 equipment use fees of $37,500 per month for the first twelve months following successful installation and commissioning of the system, and, if we elect to keep the equipment on site thereafter, $12,500 per month for up to an additional thirty-six months. The Agreement requires us to make a $100,000 deposit (the “R3 Deposit”) which R3 Deposit shall be refunded upon our return of the equipment after twelve months of use. The R3 Agreement also provides that we will be given the exclusive license (the “Exclusive Rights”) to exploit R3’s SPaCeR™ technology throughout the world for the processing of lithium-containing brine for so long as we are using such systems in the processing of brine at our facilities in South America. The R3 Agreement provides that we and R3 shall negotiate the terms and conditions of such license in good faith within sixty days of the execution of the R3 Agreement.

The R3 Agreement provides that R3 shall develop and deliver to us a proposal to deliver up to sixty-five additional SPaCeR™ systems as soon as practical following successful demonstration of the SPaCeR™ at our property.

We believe the SPaCeR™ technology may speed the rate of mineral recovery from brine. However there can be no assurance that it will do so on a commercially favorable basis or at all.

We may elect to terminate the agreement at any time after June 30, 2012; provided that if we do so prior to January 12, 2013, we will forfeit our Exclusive Rights and $50,000 of the R3 Deposit.

Results of Operations

Three Months Ended December 31, 2011 Compared with Three Months Ended December 31, 2010

Revenues

We had no revenues during the three months ended December 31, 2011 and 2010.

Gain on settlement

The Company recorded a gain on settlement of $422,500 as a result of a settlement with Lacus during the three months ended December 31, 2010.

Mineral Rights Impairment Expense

During the three months ended December 31, 2011 and 2010, we incurred impairment expenses of $0 and $4,070,000, respectively. The impairment expense recorded during the three months ended December 31, 2010 was incurred as a result of the Company not making the option payments required to retain the rights to acquire the Alfredo property, which terminated the option agreement.

Exploration expenses

During the three months ended December 31, 2011 and 2010, we incurred exploration expenses of $2,984,020 and $36,644, respectively.  The expenses incurred during the three months ended December 31, 2011 relate to our efforts to begin exploration activities on our Maricunga project in Chile and principally include drilling expenses and other direct expenses.

General and administrative Expenses

During the three months ended December 31, 2011 and 2010, we incurred general and administrative expenses of $1,550,168 and $1,979,346, respectively.  General and administrative expenses largely consist of professional fees, travel, stock compensation, and salaries.  The decrease in expenses was largely due to lower stock compensation expense, partially offset by higher professional fees, and higher payroll expenses during the three months ended December 31, 2011.

Other Income (Expense)

Other income for the three months ended December 31, 2011, was $4,464,242 compared to other expense of $3,605,455 for the three months ended December 31, 2010.  The increase in other income was due to our recognition of an unrealized gain from the change in the fair value of the derivative liability related to our outstanding warrant instruments of $4,654,915 during the three months ended December 31, 2011 compared to unrealized loss of $3,601,894 during the three months ended December 31, 2010.  The change in fair value of our derivative warrant liability has no impact on our cash flows from operations.

Interest expense amounted to $166,549 and $2,557 during the three months ended December 31, 2011 and 2010, respectively.  The large increase in interest expense was a result of interest and amortization of the debt discount on the $1.5 million zero coupon convertible notes entered into in May 2011.  During the three months ended December 31, 2011 and 2010, we incurred losses on foreign currency translation of $25,878 and $1,046, respectively, and such losses related to our operations in Peru and Chile.

Six Months Ended December 31, 2011 Compared with Six Months Ended December 31, 2010

Revenues

We had no revenues during the six months ended December 31, 2011 and 2010.

Mineral Rights Impairment Expense

During the six months ended December 31, 2011 and 2010, we incurred impairment expenses of $0 and $4,070,000, respectively. The impairment expense recorded during the six months ended December 31, 2010 was incurred as a result of the Company not making the option payments required to retain the rights to acquire the Alfredo property, which terminated the option agreement.

Gain on settlement

The Company also recorded a gain on settlement of $422,500 as a result of a settlement with Lacus during the six months ended December 31, 2010.

Exploration expenses

During the six months ended December 31, 2011 and 2010, we incurred exploration expenses of $3,452,262 and $309,286, respectively.  The expenses incurred during the six months ended December 31, 2011 relate to our efforts to begin exploration activities on our Maricunga project in Chile and principally include drilling expenses and other direct expenses.

General and administrative Expenses

During the six months ended December 31, 2011 and 2010, we incurred general and administrative expenses of $2,800,364 and $2,810,573, respectively.  General and administrative expenses largely consist of professional fees, travel, stock compensation, and salaries.  The decrease in expenses was largely due to lower stock compensation expense, partially offset by higher professional fees, and higher payroll expenses during the six months ended December 31, 2011.

Other Income (Expense)

Other income for the six months ended December 31, 2011 was $10,022,660 compared to other expense of $838,043 for the six months ended December 31, 2010.  The increase in other income was due to our recognition of an unrealized gain from the change in the fair value of the derivative liability related to our outstanding warrant instruments of $11,603,559 during the six months ended December 31, 2011 compared to an unrealized loss of $829,168 during the six months ended December 31, 2010.  The change in fair value of our derivative warrant liability has no impact on our cash flows from operations.

Interest expense amounted to $700,753 and $4,501 during the six months ended December 31, 2011 and 2010, respectively.  The large increase in interest expense was a result of interest and amortization of the debt discount on the $1.5 million zero coupon convertible notes entered into in May 2011.   The Company also incurred a loss on debt extinguishment of $841,752 during the six months ended December 31, 2011as a result of entering into a waiver agreement with the lenders whereby the terms of the notes were extended and the conversion price reduced from $0.40 per share to $0.12 per share, which resulted in the Company expensing all unamortized deferred financing costs and recording the difference between the carrying value of the notes and the estimated fair value of the post-modification notes as expense.  During the six months ended December 31, 2011 and 2010, we incurred losses on foreign currency translation of $40,863 and $4,483, respectively, and such losses related to our operations in Peru and Chile.

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

We have been using the net proceeds from POSCAN towards the implementation of our business development plan and for general working capital purposes.  As we expect to spend in excess of $8 million over the next twelve months, or more, if we acquire the New World Options, the Chilean Prospect and/or other properties, we will require additional capital to pay our obligations and to execute our exploration and development plans for our existing lithium mining properties and any others that we may be successful in acquiring.  We plan to seek to raise such capital through additional sales of our equity or debt securities.  There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs.  If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans or meet our ongoing operational working capital needs.

At December 31, 2011, we had cash and cash equivalents of $2,268,138, compared to $952,401 at June 30, 2011.  The increase in cash and cash equivalents from June 30, 2011 to December 31, 2011 was the result of the Company receiving $7,494,069 of cash from financing activities due to the Company receiving $7,314,069 of net cash proceeds from the sale of units to POSCAN and $210,000 from the exercise of warrants and was reduced by a $30,000 fee for the Waiver Agreement.  These amounts are partially offset by the cash used in operating activities $5,931,274 and the acquisition of fixed assets $247,058.

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

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses as more fully described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes primarily due to limited financial accounting staff resources. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we intend to identify and implement additional internal controls during fiscal year 2012. The Company has engaged a third party consulting firm to evaluate the effectiveness of the design and operation of existing internal controls over financial reporting and recommend improvements to internal controls to be implemented during fiscal year 2012.

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

Item 1A. Risk Factors

Except for the additional risk factor set forth below, there have been no material changes from the risk factors disclosed in the Form 10-K under Part I, Item 1A, “Risk Factors,” therein.

We may be unable to successfully negotiate definitive agreements with respect to any of the transactions for which we have signed letters of intent.

We have entered into a non-binding letter of intent to acquire certain options (the “New World Options”) held by New World Resource Corp., a Canadian mineral exploration company, with respect to the Pastos Grandes lithium project in the Sud Lipez province within the Department of Potosi, Bolivia (the “Pastos Project”). We have also entered into a non-binding agreement to acquire the stock of three companies (the “M2 Sellers”) that own mining concessions with respect to an aggregate of 1,506 hectares in Chile (the “Chilean Prospect”) located near our existing Maricunga property.

There can be no assurance that we will negotiate agreements to acquire the New World Options or the M2 Sellers on acceptable terms or at all. Moreover, even if we are successful in acquiring the New World Option, there can be assurance that we will satisfy the requirements of such option and ultimately acquire the Pastos Project.

We may spend substantial resources pursuing acquisition opportunities, including without limitation the Pastos Project and the Chilean Prospect. However, if we are unable to enter into definitive agreements on commercially favorable terms, our financial condition, results of operations and prospects may be materially adversely affected.

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

Exhibit Number	Description

3.1	Bylaws of the Company, as Amended (2)
10.1	Contractor Services Agreement between the Company and R&M Global Advisors, Inc., dated as of November 23, 2011 (1)

10.2	Agreement Between R3 Fusion and Li3 Energy, dated as of January 12, 2012 (3)

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

¶	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1)	Previously filed with the Securities and Exchange Commission on December 2, 2011, as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A, which exhibit is incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission on November 29, 2011 as an exhibit to the Company’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission on January 20, 2012 as an exhibit to the Company’s current report on Form 8-K, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2012	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Name: Luis F. Saenz
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric E. Marin
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

