Form 10-Q/A
period 2011-12-31
Li3 Energy, Inc.
filed 2012-03-06
CIK 1334699

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

LI3 ENERGY, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A of Li3 Energy, Inc. amends our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, initially filed with the Securities Exchange Commission on February 14, 2012 (the “Original Filing”).

This Amendment No. 1 is being filed to supplement the disclosures regarding the default by the minority shareholders of the Maricunga Companies on their funding obligations, to correct the label of the “Zero-coupon convertible debt ...” line item on the balance sheet and to revise the cautionary statement in Item 6 of Part II.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified. This Amendment No. 1 does not reflect events occurring after February 14, 2012, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	December 31, 2011	June 30, 2011
Assets
Current Assets:
Cash	$2,268,138	$952,401
Deferred financing costs	-	103,250
Prepaid expenses and advances	111,482	41,809
Total current assets	2,379,620	1,097,460

Mineral rights	64,041,000	64,041,000
Other assets	21,711	-
Property and equipment, net of accumulated depreciation of $24,651 and $19,195, respectively	241,602	-
Total non- current assets	64,304,313	64,041,000
Total assets	$66,683,933	$65,138,460

Liabilities & Equity
Current Liabilities:
Accounts payable	$366,967	$259,992
Accrued expenses	406,963	433,028
Finders’ fees payable	160,000	-
Payable to related parties	11,213	110,986
Zero-coupon convertible debt, net of discount of $208,576 and $372,764, respectively	1,448,154	372,764
Notes payable	95,000	95,000
Total current liabilities	2,488,297	1,271,770

Derivative liabilities-warrant instruments	6,830,711	15,244,754
Total liabilities	9,319,008	16,516,524

Commitments and contingencies	-	-

Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 322,209,220 and 279,913,920 shares issued and outstanding as of December 31, 2011 and June 30, 2011, respectively	322,209	279,914
Additional paid-in capital	63,238,456	58,307,796
Deficit accumulated during exploration stage	(30,421,533)	(35,461,774)
Total equity of Li3 Energy, Inc.	33,139,132	23,125,936
Non-controlling interest	24,225,793	25,496,000
Total equity	57,364,925	48,621,936
Total liabilities and equity	$66,683,933	$65,138,460

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

The Chilean Mining Code requires shareholders of legal mining companies (such as the Maricunga Companies) to contribute their pro rata portion of exploration and exploitation expenses that are established at a shareholders meeting (“Required Contributions”). The Chilean Mining Code permits any legal mining company to initiate an executive trial, the final resolution of which would state that shares held by shareholders who fail to make any Required Contribution must be sold at a public auction. The Chilean Mining Code establishes that the minimum bid in such auction shall be the amount of the Required Contribution that the defaulting shareholders failed to contribute (the “Default Amount”). The proceeds of such auction shall go first to the relevant legal mining company in the amount of the Default Amount, and any proceeds in excess thereof shall be paid to the defaulting shareholders. If the minimum bid is not achieved in the auction, then the defaulting shareholders’ shares in the legal mining company will be cancelled and each non-defaulting shareholder’s funding obligations will increase proportionally.

As the majority shareholder of each Maricunga Company, the Company is planning to cause the Maricunga Companies to initiate executive trials and cause the shares held by the minority shareholders to be sold at auction. The Company’s work plan for Maricunga does not rely on any funding from such minority shareholders, and their default does not alter the timing or expected costs of its exploration plans.

The Company has determined that neither the minority shareholders’ default nor the proposed auction is (or will be) a triggering event that would require the Company to test the long-lived assets for recoverability. The Company will evaluate any future impairment based on consideration of economic and operational feasibility and a continuing assessment of its rights to exploit minerals under Chilean laws and regulations.

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

The minority shareholders of the Maricunga Companies have defaulted on their obligations, established at shareholders meetings held on October 6, 2011, to fund an aggregate of 40% of each Maricunga Company’s exploration expenses by January 4, 2012.

The Chilean Mining Code requires shareholders of legal mining companies (such as the Maricunga Companies) to contribute their pro rata portion of exploration and exploitation expenses that are established at a shareholders meeting (the “Required Contribution”). Furthermore, the Chilean Mining Code permits any legal mining company to initiate an executive trial, the final resolution of which would state that shares held by shareholders who fail to make any Required Contribution must be sold at a public auction. The Chilean Mining Code establishes that the minimum bid in such auction shall be the amount of the Required Contribution that the defaulting shareholders failed to contribute (the “Default Amount”). The proceeds of such auction shall go first to the relevant legal mining company in the amount of the Default Amount, and any proceeds in excess thereof shall be paid to the defaulting shareholders. If the minimum bid is not achieved in the auction, then the defaulting shareholders’ shares in the legal mining company will be cancelled and each non-defaulting shareholder’s funding obligations will increase proportionally.

As the majority shareholder of each Maricunga Company, we are planning to cause the Maricunga Companies to initiate executive trials and cause the shares held by the minority shareholders to be sold at auction. Our work plan for Maricunga does not rely on any funding from such minority shareholders, and their default does not alter the timing or expected costs of our exploration plans. Moreover, since we are already planning to fund 100% of pre-feasibility expenses and expect financing to be available for post-feasibility expenses, any nominal increase in our funding obligation that might result from a failed auction (or our making a winning minimum bid in the auction) would not materially adversely affect us.

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

Our strategy currently principally involves the exploration of the Maricunga property and the acquisition and exploration of another iodine/nitrate property. On the Maricunga project, we expect to spend approximately $18.2 million of exploration and development expenses in order to complete a feasibility study on Maricunga. (A “feasibility study” means a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision whether to advance the development of the deposit for mineral production.) We are dividing this exploration and development into two phases: (i) Spending $8 million to reach a Measured and Indicated 43-101compliant resource, which is expected in the first calendar quarter of 2012; and, if phase one is successful, (ii) spending $10 million to complete a feasibility study on Maricunga. The minority shareholders of the companies that own the Maricunga project defaulted on their obligations to fund an aggregate of 40% of such companies’ exploration expenses by January 4, 2012. However, our work plan for Maricunga does not rely on any funding from such minority shareholders, and their default does not alter the timing or expected costs of our exploration and development plans.

In order to finance the expected acquisition and exploration costs outlined above over the next twelve months, as well as to fund the approximately $2.5 million of working capital we expect to require over the next twelve months, we will need to raise a substantial amount of funds through one or more offerings of our debt, equity or convertible securities, which may include the $10 million of equity financing conditionally committed by POSCAN. Furthermore, if we enter into any definitive agreements to acquire the New World Options, the Chilean Prospect and/or other properties, we will require additional funds to finance such acquisitions, as well as to fund option payments and/or exploration costs with respect to such properties. There can be no assurance that such financing will be available, or will be available on acceptable terms, for us to meet these requirements.

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

As the majority shareholder of each Maricunga Company, we are planning to cause the Maricunga Companies to initiate executive trials under the Chilean Mining Code in order to cause the shares held by the minority shareholders who have defaulted on certain funding obligations to be sold at auction. See “Management’s Discussion and Analysis. . . – Operational Update – Chile.”

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

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made at the time of each applicable agreement for the benefit of the parties thereto and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	were qualified at the time of the applicable agreement by disclosures that were made to the other party in connection with the negotiation of such agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading.

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

Date: March 5, 2012	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Name: Luis F. Saenz
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric E. Marin
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

