Form 10-Q
period 2012-03-31
Li3 Energy, Inc.
filed 2012-05-10
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No☒

As of May 7, 2012 were 323,532,533 shares of the registrant’s common stock outstanding.

LI3 ENERGY, INC.

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believes,” “ expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify appropriate corporate acquisition and/or joint venture opportunities in the lithium mining sector, our ability to establish technical and managerial infrastructure, our ability to raise the required capital to take advantage of and successfully participate in such opportunities, and future economic conditions, political stability and lithium prices. Descriptions of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appear in the section captioned “Risk Factors” in Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on January 6, 2012.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	June 30, 2011
Assets
Current Assets:
Cash	$38,676	$952,401
Deferred financing costs	-	103,250
Prepaid expenses and advances	7,927	41,809
Total current assets	46,603	1,097,460

Mineral rights	64,041,000	64,041,000
Other assets	10,873	-
Nonrefundable property deposit	250,000	-
Property and equipment, net of accumulated depreciation of $34,774 and $19,195, respectively	198,518	-
Total non- current assets	64,500,391	64,041,000
Total assets	$64,546,994	$65,138,460

Liabilities & Equity
Current Liabilities:
Accounts payable	$1,430,594	$259,992
Accounts payable - related parties	58,744	110,986
Accrued expenses	564,054	433,028
Accrued registration rights penalties	518,243	-
Common stock payable	32,500	-
Zero-coupon convertible debt, net of discount of $104,288 and $372,764, respectively	1,615,348	372,764
Notes payable	395,000	95,000
Total current liabilities	4,614,483	1,271,770

Derivative liabilities-warrant instruments	10,596,706	15,244,754
Total liabilities	15,211,189	16,516,524

Commitments and contingencies	-	-

Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 323,532,533 and 279,913,920 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	323,532	279,914
Additional paid-in capital	63,426,187	58,307,796
Deficit accumulated during exploration stage	(37,866,501)	(35,461,774)
Total equity of Li3 Energy, Inc.	25,883,218	23,125,936
Non-controlling interest	23,452,587	25,496,000
Total equity	49,335,805	48,621,936
Total liabilities and equity	$64,546,994	$65,138,460

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

					June 24, 2005
					(inception)
	Three Months Ended March 31,		Nine Months Ended March 31,		through March 31
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$(2,278)

Cost of goods sold	-	-	-	-	1,182

Gross profit	-	-	-	-	(1,096)

Operating expenses:
Exploration expenses	2,156,317	-	5,608,579	309,286	8,504,433
Mineral rights impairment expense	-	-	-	4,070,000	8,838,785
General and administrative expenses	2,188,072	1,591,825	4,988,436	4,402,398	13,389,185
Loss on settlements, net	-	1,920,000	-	1,497,500	1,497,500

Total operating expenses	4,344,389	3,511,825	10,597,015	10,279,184	32,229,903

Other (income) expense:
Warrant modification expense	-	1,023,320	-	1,023,320	1,068,320
Change in fair value of derivative liability - warrant instruments	3,765,995	8,999,382	(7,837,564)	9,828,550	4,502,130
Loss on debt extinguishment	-	-	841,752	-	841,752
(Gain) loss on foreign currency	(74,258)	1,995	(33,395)	6,478	(29,618)
Interest expense, net	182,048	1,808	880,332	6,200	1,298,523

Total other (income) expense	3,873,785	10,026,505	(6,148,875)	10,864,548	7,681,107

Net loss	$(8,218,174)	$(13,538,330)	$(4,448,140)	$(21,143,732)	$(39,909,914)

Net loss attributable to non-controlling interest	(773,206)	-	(2,043,413)	-	(2,043,413)

Net loss attributable to LI3 Energy, Inc.	(7,444,968)	(13,538,330)	(2,404,727)	(21,143,732)	(37,866,501)

Basic and diluted loss per common share	$(0.02)	$(0.12)	$(0.01)	$(0.22)

Weighted average number of common shares outstanding -
Basic and diluted	322,583,762	110,691,027	310,810,095	94,395,171

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

From June 24, 2005 (Inception) through March 31, 2012

 (Unaudited)

				Deficit
				Accumulated
			Additional	During	Non-
	Common Stock		Paid-In	Exploration	Controlling
	Shares	Par Value	Capital	Stage	Interest	Total

Balance at June 24, 2005 (Inception)	-	$-	$-	$-	$-	$-

Stock issued for cash on June 24, 2005 at $0.000105 per share	35,526,336	35,526	(31,776)	-	-	3,750
Stock issued for cash on June 24, 2005 at $0.000105 per share	35,526,336	35,526	(31,776)	-	-	3,750
Net loss, period ended June 30, 2005	-	-	-	-	-	-
Balance, June 30, 2005	71,052,672	71,052	(63,552)	-	-	7,500

Stock issued for cash on March 14, 2006 at $0.001056 per share	47,368,454	47,368	2,632	-	-	50,000
Net loss, year ended June 30, 2006	-	-	-	(14,068)	-	(14,068)
Balance, June 30, 2006	118,421,126	118,420	(60,920)	(14,068)	-	43,432

Net loss, year ended June 30, 2007	-	-	-	(16,081)	-	(16,081)
Balance, June 30, 2007	118,421,126	118,420	(60,920)	(30,149)	-	27,351

Stock issued for cash on February 7, 2008 at $0.019 per share	2,631,595	2,632	47,368	-	-	50,000
Net loss, year ended June 30, 2008	-	-	-	(95,656)	-	(95,656)
Balance, June 30, 2008	121,052,721	121,052	(13,552)	(125,805)	-	(18,305)

Net loss, year ended June 30, 2009	-	-	-	(67,905)	-	(67,905)
Balance, June 30, 2009	121,052,721	121,052	(13,552)	(193,710)	-	(86,210)

October 2009, cancellation of former officer's shares	(71,052,626)	(71,052)	71,052	-	-	-
October 2009, stock issued to the chief executive officer for services at $0.0032 per share	1,500,000	1,500	3,300	-	-	4,800
November, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $42,392	6,400,000	6,400	1,018,222	-	-	1,024,622
November, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $5,350	2,120,000	2,120	299,447	-	-	301,567
November, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $31,243	1,820,000	1,820	234,944	-	-	236,764
December, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $4,859	1,900,000	1,900	260,222	-	-	262,122
December, 2009, common stock sold in private placement offering at $0.25 per share, less offering cost totaling $76,632	1,760,000	1,760	167,361	-	-	169,121

December 2009, stock issued to a consultant for services at $0.61 per share	750,000	750	456,750	-	-	457,500
February 2010, stock issued to a consultant for services at $0.93 per share	375,000	375	348,375	-	-	348,750
March, 2010, stock issued for acquisition of mineral rights at $0.91 per share	4,000,000	4,000	3,636,000	-	-	3,640,000
June, 2010 common stock sold in private placement offering at $0.25 per share, less offering cost totaling $250,204	4,000,000	4,000	284,943	-	-	288,943
Stock options issued to consultant for services	-	-	114,783	-	-	114,783
Amortization of stock-based compensation expense	-	-	84,614	-	-	84,614
Stock issued by CEO to employees and director for services	-	-	129,500	-	-	129,500
Net loss, year ended June 30 , 2010	-	-	-	(16,048,682)	-	(16,048,682)
Balance, June 30, 2010	74,625,095	74,625	7,095,961	(16,242,392)	-	(9,071,806)

July 2010, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $47,245	2,000,000	2,000	230,884	-	-	232,884
August 2010, stock issued for acquisition of mineral rights at $0.39 per share	10,000,000	10,000	3,890,000	-	-	3,900,000
August 2010, stock issued for services at $0.30 per share	87,096	87	26,042	-	-	26,129
September 2010, common stock sold in private placement offering at $0.25 per share, less offering costs totaling $4,757	160,000	160	18,017	-	-	18,177
November 2010, common stock sold in private placement offering at $0.05 per share - no offering costs	2,000,000	2,000	21,425	-	-	23,425
November 2010, common stock sold in private placement offering at $0.05 per share - no offering costs	2,000,000	2,000	23,214	-		25,214
December 2010, stock issued for services at $0.231 per share	1,551,253	1,551	356,788	-	-	358,339
December 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $56,843	3,333,338	3,334	217,875	-	-	221,209
December 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $100,616	5,383,325	5,383	363,246	-	-	368,629
December 2010, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $8,125	766,667	767	64,558	-	-	65,325
January 2011, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $41,033	1,783,333	1,783	91,472	-	-	93,255

February 2011, common stock sold in private placement offering at $0.15 per share, less offering costs totaling $16,470	400,000	400	20,322	-	-	20,722
February 2011 common stock issued for cash on sale of D Units upon exercise of Double Options, at $0.05 per share.	3,800,000	3,800	186,200	-	-	190,000
February 2011, exercise of $0.05 per share D Warrants for cash	2,000,000	2,000	98,000	-	-	100,000
February 2011, fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	2,328,951	-	-	2,328,951
February 2011, common stock issued for legal services at $0.385 per share	608,310	608	233,591	-	-	234,199
February 2011, common stock issued for Lacus settlement at $0.385 per share	500,000	500	192,000	-	-	192,500
February 2011, common stock issued for Compensation Modification Agreement at $0.385 per share	1,000,000	1,000	384,000	-	-	385,000
February 2011, common stock issued for Settlement Agreement at $0.385 per share	1,000,000	1,000	384,000	-	-	385,000
February 2011, common stock issued for MIZ Employment Service Agreement vested stock-based compensation	500,000	500	(500)	-	-	-
February 2011, common stock issued to MIZ at $0.385 per share for salary under Employment Service Agreement	500,000	500	192,000	-	-	192,500
February 2011, common stock issued to MIZ for bonus under Employment Service Agreement at $0.38 per share	236,842	237	89,763	-	-	90,000
March 2011, exercise of $0.15 per share E Warrants for cash	7,473,336	7,474	1,113,576	-	-	1,121,050
March 2011, fair value of E warrants reclassified from derivative liability to equity upon exercise	-	-	1,951,885	-	-	1,951,885
March 2011, common stock issued for settlement with Puna Lithium at $0.32 per share	6,000,000	6,000	1,914,000	-	-	1,920,000
April 2011, exercise of $0.15 per share E warrants for cash	150,000	150	22,350	-	-	22,500
April 2011, fair value of E warrants reclassified from derivative liability to equity upon exercise	-	-	70,545	-	-	70,545
May 2011, cashless exercise of $0.05 per share D warrants	515,254	515	-	-	-	515

May 2011, fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	253,165	-	-	253,165
Beneficial conversion on convertible debt issued in May 2011	-	-	368,000	-	-	368,000
May 2011, common stock sold in private placement offering at $0.27 per share, less offering costs totaling $737,271	23,920,071	23,920	3,554,723	-	-	3,578,643
May 2011, common stock issued for acquisition of mineral rights at $0.25 per share	127,500,000	127,500	31,747,500	-	-	31,875,000
May 2011, Consolidation of Maricunga, non-controlling interest	-	-	-	-	25,496,000	25,496,000
June 2011, common stock issued for services at $0.22 per share	120,000	120	26,280	-	-	26,400
Amortization of stock-based compensation	-	-	777,963	-	-	777,963
Net loss, year ended June 30, 2011	-	-	-	(19,219,382)	-	(19,219,382)
Balance, June 30, 2011	279,913,920	279,914	58,307,796	(35,461,774)	25,496,000	48,621,936

August and September 2011, exercise of $0.05 per share D Warrants for cash	4,000,000	4,000	196,000	-	-	200,000
August and September 2011, fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	561,965	-	-	561,965
September 2011, common stock sold to POSCO at $0.21 per share, less offering costs totaling $685,944	38,095,300	38,095	3,495,996	-	-	3,534,091
Beneficial conversion on convertible debt waiver agreement	-	-	330,019	-	-	330,019
October 2011, exercise of $0.05 per share D Warrants for cash	200,000	200	9,800	-	-	10,000
October 2011, fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	28,497	-	-	28,497
Amortization of stock-based compensation	-	-	394,737	-	-	394,737
Common stock issued for services	1,323,333	1,323	101,377	-	-	102,700
Net loss, nine months ended March 31, 2012	-	-	-	(2,404,727)	(2,043,413)	(4,448,140)
Balance, March 31, 2012	323,532,553	$323,532	$63,426,187	$(37,866,501)	$23,452,587	$49,335,805

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flow

(Unaudited)

			June 24, 2005
	Nine Months	Nine Months	(inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss	$(4,448,140)	$(21,143,732)	$(39,909,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,579	2,925	35,079
Mineral rights impairment expense	-	4,070,000	8,838,785
Stock-based compensation - related party	292,527	855,884	1,254,218
Stock-based compensation	204,910	1,654,043	3,051,686
Loss on settlements, net	-	1,497,500	1,497,500
Warrant modification expense	-	1,023,320	1,068,320
Change in fair value of warrant derivative liabilities	(7,837,564)	9,828,550	4,502,130
Loss on extinguishment of debt	841,752	-	841,752
Zero coupon interest accretion and amortization of debt discount on convertible notes	827,226	-	1,199,990
Amortization of deferred financing costs	36,875	-	66,375
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and advances	33,882	56,476	(7,927)
Increase in other assets	(10,873)	-	(10,873)
Increase (decrease) in accounts payable	1,170,602	(349,734)	1,430,594
Increase (decrease) in accounts payable - related parties	(52,242)	403	58,744
Increase in accrued expenses	649,269	245,635	1,661,807
Increase in common stock payable	32,500	-	32,500
Net cash used in operating activities	(8,243,697)	(2,258,730)	(14,389,234)

Cash Flows from Investing Activities
Acquisition of mineral rights	-	(430,000)	(7,968,785)
Deposit on mineral properties	(250,000)	-	(250,000)
Acquisition of equipment	(214,097)	-	(223,597)
Payments for leasehold improvements	-	-	(10,000)
Net cash used in investing activities	(464,097)	(430,000)	(8,452,382)

Cash Flows from Financing Activities
Proceeds from notes payable	300,000	-	395,000
Proceeds from zero-coupon convertible debt offering	-	-	1,500,000
Payment of deferred financing costs	-	-	(75,000)
Payment of waiver fee for convertible debt	(30,000)	-	(30,000)
Proceeds from exercise of warrants	210,000	290,000	1,643,575
Proceeds from issuance of common stock, net of offering costs	7,314,069	2,214,910	19,446,717
Net cash provided by financing activities	7,794,069	2,504,910	22,880,292

Net increase (decrease) in cash	(913,725)	(183,820)	38,676

Cash at beginning of period	952,401	302,821	-

Cash at end of period	$38,676	$119,001	$38,676

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
Non-cash investing and financing transactions:
Issuance of common stock for acquisition of mineral rights	$-	$3,900,000	$39,415,000
Warrants issued for services	$-	$-	$157,010
Warrants issued for offering costs	$-	$-	$57,750
Reclassification of warrant liability to additional paid-in-capital for warrant exercises	$590,462	$4,280,836	$5,195,008
Fair value of derivative warrant instruments issued in private offerings	$3,779,978	$1,146,070	$8,874,504
Debt discount due to warrant derivative liabilities issued with convertible debt	$-	$-	$1,132,000
Debt discount due to beneficial conversion feature	$330,019	$-	$698,019
Consolidation of non-controlling interest of the Maricunga Companies	$-	$-	$25,496,000
Common stock cancelled	$-	$-	$71,052

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended March 31, 2012

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

c. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $0 cash equivalents at March 31, 2012 and June 30, 2011, respectively. The Company has not experienced any losses on its deposits of cash and cash equivalents.

d. Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value. As of March 31, 2012, management evaluated our capitalized mineral rights for impairment and determined no impairment was required.

e. Earnings (Loss) per Share

Basic net earnings (loss) per share amounts are computed by dividing the net income (loss) by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The effects of the 15.625 for 1 forward stock split on October 19, 2009 have been reflected in the Company’s calculation of basic and diluted net income (loss) per share.

The following tables sets forth the schedule of anti-dilutive securities excluded from the computation of diluted loss per share:

	Three and nine months ended
	March 31, 2012	March 31, 2011
Stock options	600,000	250,000
Stock warrants	89,284,712	38,221,093
Convertible debt	13,461,233	-

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  As of March 31, 2012 and June 30, 2011, we have established a valuation allowance to fully reserve our net deferred tax assets.

For financial statement purposes, we recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We did not have any uncertain income tax positions or accrued interest or penalties included in our consolidated balance sheets at March 31, 2012 or June 30, 2011, and did not recognize any interest and/or penalties in our consolidated statements of operations during the nine months ended March 31, 2012 or 2011, respectively.

h. Subsequent Events

We evaluated all subsequent events from March 31, 2012 through the date of the issuance of these consolidated financial statements.

i. Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

NOTE 3.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has no sources of recurring revenue and has generated net losses of $39,909,914 and negative cash flows from operations of $14,389,234 during the period from June 24, 2005 (inception) through March 31, 2012.

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

NOTE 4.  MINERAL RIGHTS

	March 31, 2012	June 30, 2011
Maricunga	$63,741,000	$63,741,000
Noto	300,000	300,000
Total	$64,041,000	$64,041,000

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

The assets of the Maricunga Companies consist solely of undeveloped mineral rights and were recorded as an asset purchase. The Company consolidated Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga and recorded the assets at 100% based on the purchase price of $6,370,000 in cash and 127,500,000 restricted shares of common stock which had a fair value of $31,875,000. The Company recorded a non-controlling interest for the 40% of the Maricunga Companies that were not acquired, or $25,496,000.

We have agreed to register under the Securities Act one-half of the 127,500,000 Maricunga Purchase Price Shares on a “best efforts” basis by January 31, 2012 and the remainder by October 31, 2012. In the event that the SEC limits the number of shares that may be sold pursuant to the registration statement, we may remove from the registration statement such number of shares as specified by the SEC, and may file subsequent registration statements covering the resale of additional shares of such common stock. Accordingly, we are not obligated to pay any penalties in the event we are unable to register the shares, or obtain or maintain an effective registration statement related to such shares. The Company has filed a registration statement under the Securities Act in compliance with the Acquisition Agreement. The registration statement was declared effective on March 19, 2012.

Pursuant to a shareholders’ meeting held by the Maricunga Companies on October 6, 2011 in Chile (“Shareholder Meeting”), the majority shareholders of the Maricunga Companies approved a quota to cover expenses relating to the preservation and exploration of the mining concessions owned by the Maricunga Companies. Pursuant the Shareholder Meeting, Minera Li and the 40% non-controlling interest owners of the Maricunga Companies were required to make payments totaling $6,975,136 to bank accounts held by the Company within ninety days of the Shareholder Meeting, or January 4, 2012. Of the total $6,975,136 payments, Minera Li was to provide $4,185,083 and the 40% non-controlling interest shareholders (“minority shareholders”) were to provide $2,790,053. The minority shareholders have not made their required payments to the Company. As a result, all the expenses incurred by the Maricunga Companies during the nine months ended March 31, 2012, of $5,108,532, were funded by the Company. The Company recorded 40% of the expenses incurred by the Maricunga Companies to the non-controlling interest, or $2,043,413 for the nine months ended March 31, 2012.

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

As the majority shareholder of each Maricunga Company, the Company has filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile against the minority shareholders. The minority shareholders have been notified regarding the lawsuits and the Company is awaiting their response to pursue further action. The Company’s work plan for Maricunga does not rely on any funding from such minority shareholders, and their default does not alter the planned timing or expected costs of its exploration plans.

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

Noto

Pursuant to an Assignment Agreement dated March 12, 2010 (the “Assignment Agreement”), the Company purchased all of Puna Lithium Corporation’s (“Puna”) interests in and rights for the acquisition of Noto Energy S.A. (”Noto”) under a letter of intent dated November 23, 2009, as amended (the Letter of Intent”), entered into by and among Puna, Lacus Minerals S.A., and the shareholders of Noto Energy S.A. (“Noto Shareholders”), an Argentinian corporation.

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

Under the Share Purchase Agreement, the Company acquired upon closing on July 30, 2010, one hundred percent (100%) of the issued and outstanding shares of Noto, for $300,000 in cash, of which $200,000 was paid during the year ending June 30, 2010, and $100,000 was paid on July 30, 2010 when the transaction closed. Noto’s only asset is the mineral interest in the Noto Properties. Accordingly, the Company recorded the acquisition as an asset purchase. After conducting certain exploration activities, the Company is currently evaluating the next steps regarding the Noto property.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2012	June 30, 2011
Leasehold improvement and office equipment	$72,476	$19,195
Field equipment	160,816	-
Less: Accumulated depreciation	(34,774)	(19,195)
Net property and equipment	$198,518	$-

Depreciation expense for the nine-month periods ending March 31, 2012 and 2011 was $15,579, and $2,925, respectively.

NOTE 6.   RELATED PARTY TRANSACTIONS

Legal Services

Antonio Ortúzar served as a director of the Company from February 18, 2010 to October 25, 2010, and also provided certain legal services to the Company as a Partner with a law firm.  For the nine months ended March 31, 2011, the total legal fees that the Company incurred to such firm was approximately $69,000. As Mr. Ortúzar is no longer a director for the Company, he is no longer considered a related party.

MIZ

The Company is party to a services agreement between MIZ Comercializadora, S de R.L. (“MIZ”) and the Company in which Tom Currin (a beneficial owner of MIZ) serves as Chief Operating Officer of the Company.

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

The Company determined the grant date of the 2,500,000 shares was August 11, 2010. The stock price on the grant date was $0.38 per share. Total compensation expense which may be recognized in connection with these restricted shares is $950,000 if all of the shares vest. A milestone was achieved in January 2011, resulting in the vesting of 500,000 shares of common stock and the Company recorded $190,000 of stock-based compensation expense during the year ended June 30, 2011 based on a vesting service period of approximately five months beginning on the grant date. In March 2012, the Company’s Board determined to accelerate the restricted stock as if the milestone regarding execution of a binding off-take agreement had been achieved, resulting in the vesting of 300,000 shares of common stock. In March 2012 and February 2011, the Company issued the 300,000 and 500,000 fully vested shares of Restricted Stock to MIZ. The remaining 1,700,000 shares contain various vesting requirements that the Company estimates will be achieved between April 2012 and December 2013. During the nine months ended March 31, 2012 and 2011, the Company recorded $208,071 and $249,744 of stock compensation expense for the shares based on these estimated vesting dates.

The Company also incurred $84,456 and $133,640 of stock-based compensation during the nine months ended March 31, 2012 and 2011, respectively, related to stock options granted to MIZ. See Note 10.

MIZ was also paid $266,667 (of which $100,000 related to amounts accrued at June 30, 2011) and $25,000 in cash for compensation during the nine months ended March 31, 2012 and 2011, respectively.

In addition, in February 2011, the Company issued 236,842 shares to MIZ which were previously granted in accordance with the Employment Services Agreement and an expense of $90,000 was recorded, which represents the fair value of the common stock on the grant date, or $0.38 per share.

R&M Global Advisors

The Company is party to a services agreement between R&M Global Advisors, LLC. (“R&M Global Advisors”) and the Company in which Eric Marin (a partial owner of R&M Global Advisors) serves as interim Chief Financial Officer of the Company.

R&M Global Advisors was paid $118,159 and $0 in cash for compensation during the nine months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, R&M Global Advisors was owed $58,744.

NOTE 7. NOTES PAYABLE

The Company issued a $50,000 unsecured promissory note dated June 5, 2008 (the ”Note”) to a third party in connection with a $50,000 working capital loan to the Company, and the terms and conditions of such Note allow for prepayment of the principal and accrued interest any time without penalty. The interest rate is 8% per annum and the maturity date was June 5, 2010. The total interest accrued at March 31, 2012 and June 30, 2011 is $15,290 and $12,298, respectively. This Note is in default as of March 31, 2012 and remains payable.

The Company issued an unsecured convertible promissory note (the “Convertible Note”) dated April 30, 2009, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due on November 8, 2010 to a third party. The Convertible Note provides that the principal and interest balance due on the Convertible Note are convertible at the option of the third party pursuant to terms to be mutually agreed upon by the Company and the third party in writing at a later date, although such negotiation has not yet occurred. The total interest accrued on the Convertible Note at March 31, 2012 and June 30, 2011 is $10,741 and $7,965, respectively. This Note is in default as of March 31, 2012 and remains payable.

On March 23, 2012, the Company entered into a $300,000 unsecured promissory note with a third party. The promissory note bears interest at 15% per annum and was due on April 30, 2012.

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

The Company also agreed to issue to the lenders warrants to purchase an aggregate of 1,500,000 shares of common stock, exercisable for five years at an initial exercise price of $0.50 per share (the “Lender Warrants”). The Lender Warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair values of the Lender Warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair value of the warrants was $1,132,000 at the issuance date. This amount was recorded as a debt discount and amortized to interest expense over the term of the debentures.

The Company determined the convertible debentures contained a beneficial conversion feature based on the conversion price of the debt instrument. The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $368,000. This amount was recorded as a debt discount and will be amortized to interest expense over the term of the debentures.

The Company agreed to pay finder’s fees consisting of cash in the amount of 5% of the aggregate issue price of the notes, or $75,000 in total, and warrants to purchase an aggregate of 75,000 shares of common stock, exercisable for five years at an initial exercise price of $0.40 per share (the “Arranger Warrants”). The Arranger Warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the Arranger Warrants was recognized as derivative warrant instruments at issuance and is measured at fair value at each reporting period. The Company determined the fair value of the Arranger Warrants at the issuance date was $57,750, which was recorded as deferred financing costs. The deferred financing costs of $132,750 were amortized over the life of the debt on a straight-line basis which approximated the effective interest method.

On August 25, 2011, the Company entered into an Amendment and Waiver Agreement with the holders of the zero-coupon bridge notes (the “Waiver Agreement”).  Pursuant to the Waiver Agreement, effective upon the closing of POSCAN’s initial $8 million investment under the SPA (see Note 11), the zero-coupon bridge notes maturity date was extended to June 30, 2012, and the Company is not required to make any prepayment out of the proceeds of the SPA.  As the POSCAN closing occurred on September 14, 2011, the Waiver Agreement was deemed effective on that date.  The Waiver Agreement does not alter the principal amount of the zero-coupon bridge notes, however it provides that such notes will accrue interest at a rate of 15% per annum from February 2, 2012, until June 30, 2012.  The Waiver Agreement also reduced the conversion price of the $1.5 million zero-coupon bridge notes from $0.40 to $0.12 per share.  In connection with the Waiver Agreement, the Company agreed to pay an arranger a cash fee of $30,000.

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

The new convertible debentures were analyzed for a beneficial conversion feature after the debt modification at which time it was concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $330,019. This amount was recorded as a debt discount and will be amortized to interest expense over the term of the debentures. See detail summary below for carrying value of debt.

March 31, 2012
Post-Modification Debt
Estimated fair value of debt after modification	$1,584,192
Less: Beneficial conversion feature discount	(330,019)
Carrying value at September 14, 2011	1,254,173
Accrued interest	135,444
Amortization of debt discount	225,731
Carrying value at March 31, 2012	$1,615,348

NOTE 9. DERIVATIVE LIABILITIES

The Company has determined that certain warrants the Company has issued contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40.

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

Activity for derivative warrant instruments during the nine months ended March 31, 2012 was as follows:

	Balance at June 30, 2011	Initial valuation of derivative liabilities upon issuance of new warrants during the period	Decrease in Fair Value of Derivative Liability	Exercise of warrants	Balance at March 31, 2012
2009 Unit Offering warrants	$3,854,119	$-	$(1,886,141)	$-	$1,967,978
First 2010 Unit Offering warrants	2,911,244	-	(1,232,660)	-	1,678,584
Second 2010 Unit Offering warrants	1,800,265	-	(1,010,243)	(590,462)	199,560
Third 2010 Unit Offering warrants	1,156,744	-	(668,389)	-	488,355
Incentive warrants	1,072,441	-	(514,774)	-	557,667
2011 Unit Offering warrants	3,736,897	-	(1,914,928)	-	1,821,969
Lender warrants	523,234	-	(303,049)	-	220,185
Warrants for advisory services and Arranger warrants	189,810	-	(110,213)	-	79,597
POSCAN warrants	-	3,779,978	(197,167)	-	3,582,811
Total	$15,244,754	$3,779,978	$(7,837,564)	$(590,462)	$10,596,706

During the nine months ended March 31, 2012, 4,200,000 warrants were exercised for aggregate proceeds of $210,000. The Company reduced the derivative liability by $590,462 based on the fair value of the warrants on the date of exercise and increased additional paid-in capital by the same amount.

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

During the nine months ended March 31, 2011, 13,273,336 warrants were exercised for aggregate proceeds of $290,000. The Company reduced the derivative liability by $4,280,836 based on the fair value of the warrants on the date of exercise and increased additional paid-in capital by the same amount.

 The following is a summary of the assumptions used in the modified lattice valuation model as of the initial valuations of the derivative warrant instruments issued during the nine months ended March 31, 2012, and 2011, respectively, and as of March 31, 2012 and 2011, respectively:

	Initial Valuations - March 31, 2012	Initial Valuations - March 31, 2011	Valuation as of March 31, 2011	Valuation as of March 31, 2012
Common stock issuable upon exercise of warrants	38,095,300	26,426,627	38,221,093	89,284,712

Market value of common stock on measurement date (1)	$0.145	$0.12-$0.40	$0.336	$0.10

Adjusted Exercise price	$0.40	$0.05 - $0.50	$0.05 - $0.62	$0.05- $0.48

Risk free interest rate (2)	0.42%	1.13% - 2.20%	2.24%	0.36%-.83%
Warrant lives in years	3.0	5.0	3.51-5.0	2.1-4.0
Expected volatility (3)	205%	151%-165%	165%	202%-230%
Expected dividend yield (4)	0	0	0	0
Assumed stock offerings per year over next five years (5)	1-2	1-2	1-2	1-2
Probability of stock offering in any year over five years (6)	100	100%	100%	100%
Range of percentage of existing shares offered (7)	10%-31%	10% - 30%	10% - 30%	10%-31%
Offering price range (8)	$0.21-$0.45	$0.15 - $1.50	$0.15- $1.50	$0.15-$0.50

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 3 or 5 year Treasury Bill as of the respective Offering or measurement date.

(3)	Because the Company does not have adequate trading history to determine its historical trading volatility, the volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in each of the next 5 years.

(6)	Management has determined that the probability of a stock offering is 100% in each of the next five years.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 10% and 31% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

NOTE 10.  STOCKHOLDERS’ EQUITY

Common Stock for services

On June 27, 2011, the Company granted its Chief Executive Officer an award of 700,000 restricted shares of common stock under the 2009 Plan which vests in 1/3 increments each January 15th of 2012, 2013 and 2014. The value of the issuable shares was determined based on the $0.22 per share closing price of the common stock on the measurement date, and totaled $154,000. The Company will record stock compensation expense over the 3 year service period. During the nine months ended March 31, 2012, the Company recorded $92,046 of stock compensation in connection with this agreement. 233,333 shares of common stock have been issued for the nine months ending March 31, 2012.

During December 2011, the Company entered into a one year employment agreement with a new Vice President of Finance (the “VP of Finance”) which originally was to begin on January 1, 2012 (amended to March 1, 2012). Pursuant to the agreement, the VP of Finance was granted 250,000 shares of restricted common stock which will vest over 3 years. The value of the issuable shares was determined based on the $0.13 closing price of the common stock on the measurement date, and totaled $34,500. The Company will record stock compensation expense for this restricted stock over the 3 year service period which begins on March 1, 2012, of which the Company recorded expense of $965 during the nine months ended March 31, 2012. No shares have been issued for the nine months ending March 31, 2012.

On March 6, 2012, the Board of Directors approved an agreement with a third party consultant which shall be paid 500,000 shares of common stock for services, of which 250,000 were issued in March 2012 and 250,000 shares are issuable during May 2012. The value of the shares was determined based on the $0.13 per share closing price of the common stock on the measurement date, and totaled $65,000, all of which was expensed during the nine months ended March 31, 2012. The Company recorded a common stock payable of $32,500 for the 250,000 shares of common stock which will be issued in May 2012.

On March 6, 2012, the Board of Directors approved the issuance of 540,000 shares of common stock to various third party consultants for services, all of which were issued during March 2012. The value of the shares was determined based on the $0.13 per share closing price of the common stock on the measurement date, and totaled $70,200, which was expensed during the nine months ended March 31, 2012.

Common Stock sales

July 1, 2011 through March 31, 2012

On August 24, 2011, we entered into a Securities Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA”) with POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO (a Korean company), (together, the “POSCAN Agreements”), pursuant to which on September 14, 2011, POSCAN purchased 38,095,300 Units for $0.21 per Unit or $8,000,013 ($7,314,069 net after offering expenses), with each “Unit” consisting of one share of our common stock and a three-year warrant (“POSCAN Warrants”) to purchase one share of our common stock at an exercise price of $0.40 per share.  A total of $3,779,978 of the proceeds were allocated to the value of the related POSCAN Warrants and recorded as derivative liabilities-warrant instruments (See Note 9).  The Company incurred finders’ fees equal to 7% of the gross proceeds received from the SPA.  At March 31, 2012, the Company has paid $490,000 of the fees and has $70,000 of finders’ fees payable recorded in accounts payable in the consolidated balance sheet.

POSCAN has committed to purchase an additional 47,619,000 Units at the same $0.21 price per Unit (for an aggregate additional purchase price of approximately $10 million) upon satisfaction of certain conditions, including:  (i) completion of an updated Measured and Indicated Resource Report prepared in compliance with Canadian National Instrument (“NI”) 43-101 standards that concludes that our Maricunga property meets certain technical requirements and that proceeding to the feasibility study phase for the Maricunga project is warranted; (ii) completion of a work program agreed to by us and POSCAN; and (iii) having the necessary permits and approvals in place for building and operating a brine test facility on the Maricunga property.  The SPA provides that we are to use the proceeds from such investments exclusively for activities related to the development of the Maricunga project pursuant to budgets mutually agreeable to us and POSCAN.

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

The securities purchased by POSCAN will be restricted and may not be sold (subject to customary exceptions) until the earlier of nine months from their issuance or November 20, 2012.  Pursuant to the IRA, we have granted POSCAN the right to demand registration of the common stock included in the Units, and issuable upon exercise of the warrants included in the Units, commencing 12 months after the date of issuance of the Units and ending five years after the date of the IRA.  Our obligation to register any such shares shall terminate once they may be sold without registration in any 30 day period pursuant to Rule 144 under the Securities Act.  Upon a registration demand made by POSCAN pursuant to the IRA, we must file a registration statement covering the shares within 75 calendar days of such demand, and use our best efforts to have it declared effective within 120 calendar days of filing.  If we do not meet these deadlines, we must pay liquidated damages of 2% of the purchase price of the securities per month until such failures are cured (up to an aggregate maximum of 10%).  POSCAN will also have “piggy-back” registration rights with respect to such shares. To date, POSCAN has not required the Company to register the shares.

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

The table below reflects the allocation of the gross proceeds from the POSCAN Offering during the nine months ended March 31, 2012:

Par value of common stock issued	$38,095
Paid-in capital	3,495,996
Derivative warrant liabilities	3,779,978
Offering expenses	685,944
Total gross proceeds	$8,000,013

Stock Option Awards

On March 1, 2012 the Company granted 250,000 options to purchase shares of its common stock to its newly hired VP of Finance. These options were granted with an exercise price of $0.40 per share. The intrinsic value and estimated fair value for these options on the grant date was $0. These options are exercisable on September 1, 2013.

Summary of stock option activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	1,800,000	$0.35	8.06	$-
Granted	250,000	0.40	5.00	-
Forfeitures and expirations	(600,000)	0.31	-	-

Outstanding at March 31, 2012	1,450,000	$0.38	7.04	$-
Exercisable at March 31, 2012	600,000	$0.41	5.56	$-

During the nine months ended March 31, 2012 and 2011, the Company recognized stock-based compensation expense of $93,655 and $206,517, respectively, related to stock options (of which $84,456 and $133,640 was related party for the nine months ended March 31, 2012 and 2011, respectively - See Note 6).  As of March 31, 2012, there was approximately $103,270 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized ratably over a weighted-average period of approximately 1.36 years.

The fair value of the options granted during the nine months ended March 31, 2012 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date	$0.138
Risk-free interest rate (1)	0.83	%(1)
Dividend yield	0.00%
Volatility factor	230%
Weighted average expected life (2)	3.25 years	(2)
Expected forfeiture rate	0%

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

Warrants

Summary information regarding common stock warrants issued and outstanding as of March 31, 2012 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at June 30, 2011	54,200,565	$0.35

Issued	38,095,300	0.40

Warrants issued pursuant to anti-dilution provisions	1,188,847	0.38

Exercised	(4,200,000)	0.05
Outstanding at March 31, 2012	89,284,712	$0.37

Warrants outstanding as of March 31, 2012

Issuance Date	Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
November 10, 2009 - December 23, 2009	$0.31	7,162,305	2.6 – 2.7 years	7,162,305
November 10, 2009 - December 23, 2009	$0.48	7,211,339	2.6 – 2.7 years	7,211,339
June 9, 2010 - September 13, 2010	$0.32	9,575,516	3.2- 3.5 years	9,575,516
June 9, 2010 - July 13, 2010	$0.20	527,891	3.2 - 3.3 years	527,891
November 8-15, 2010	$0.05	1,400,000	3.6 years	1,400,000
December 9, 2010 - March 24, 2011	$0.15	4,806,878	3.7 - 3.9 years	4,806,878
March 24, 2011	$0.45	4,256,827	4.0 years	4,256,827
April 7, 2011	$0.37	11,960,050	2.1 years	11,960,050
April 7, 2011	$0.26	1,913,606	2.1 years	1,913,606
May 2, 2011	$0.43	1,500,000	4.1 years	1,500,000
May 2, 2011	$0.36	75,000	4.1 years	75,000
June 27, 2011	$0.37	800,000	2.0 years	800,000
September 14, 2011	$0.40	38,095,300	2.5 years	38,095,300
Total		89,284,712		89,284,712

The intrinsic value of warrants outstanding at March 31, 2012 was $70,000.

NOTE 11 FAIR VALUE MEASUREMENTS

As defined in FASB ASC Topic No. 820 - 10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 - 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

 Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012:

Description	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liabilities - warrant instruments	$-	$-	$10,596,706	$10,596,706

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3) Nine Months Ended
	March 31, 2012	March 31, 2011
Balance as of June 30,	$(15,244,754)	$(8,029,728)
Change in fair value	6,948,644	2,772,726
Additions	(3,779,978)	(236,937)
Exercise of warrants	561,965	-
Balance as of September 30,	$(11,514,123)	$(5,493,939)
Change in fair value	4,654,915	(3,601,894)
Additions	-	(753,113)
Exercise of warrants	28,497	-
Balance as of December, 31	$(6,830,711)	$(9,848,946)
Change in fair value	(3,765,995)	(8,999,382)
Additions	-	(156,020)
Warrant modification	-	(1,023,320)
Exercise of warrants	-	4,280,836
Balance at March 31,	$(10,596,706)	$(15,746,832)
Change in fair value of derivative warrant instruments included in earnings for the three months ended March 31, 2012 and 2011	(3,765,995)	(8,999,382)
Change in fair value of derivative warrant instruments included in earnings for the nine months ended March 31, 2012 and 2011	$7,837,564	$(9,828,550)

The Company recorded a realized loss of $590,462 on the settlement of a portion of the warrant derivative liability due to the exercise of certain warrants, and which is included in the change in the fair value of warrant derivative liability in the consolidated income statement during the period ended March 31, 2012.

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

In Chile, lithium is not exploitable via traditional mining concessions. The Chilean Mining Code (“CMC”) establishes the reserve of lithium to the State of Chile and expressly provides that the exploration or exploitation of “non-concessible” substances (including lithium) can be performed only directly by the State of Chile, or its companies, or by means of administrative concessions or special operation contracts, fulfilling the requirements and conditions set forth by the President of the Republic of Chile for each case. Currently neither the Company nor its subsidiaries have sufficient authority (or permits) to explore and exploit lithium in Chile. However, the government of Chile has announced its intention to increase the exploitation of lithium in Chile, and it may seek to amend the law to allow exploitation by private enterprises. However, the approval of a two-thirds majority of the Chilean Congress will be required to amend the existing law, and there can be no assurance that the government will be successful in these efforts (due to political and other considerations). Alternatively, the government may begin granting operating contracts to private companies such as Li3 Energy. The failure of the government to allow private exploitation of lithium within our development horizon for Maricunga would have a material adverse effect on our prospects. Unlike exploitation permitting, exploration permitting is not mineral specific in Chile. Accordingly, there can be no assurance that we will be able to obtain the permits necessary to exploit any minerals that our exploration activities discover.

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

In October 2010, the National Law No. 26,639, "Regime of Minimum Principles for the Preservation of Glaciers and Periglacial Environment" (the "Glaciers Law"), was promulgated. The Glaciers Law is aimed at the protection and preservation of glaciers and the periglacial environment. The Glaciers Law regulates, limits and in certain cases bans, certain activities developed on glacial and periglacial areas. Depending on how the Glaciers Law is interpreted - and, specifically, the definition of the term “periglacial” - this regulation could have a negative effect on the potential activities to be conducted on the Noto Properties.

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

The NW LOI contemplated a purchase price for the New World Option and other assets consisting of equity representing 22.5% of the Company after completion of such transaction.

The Company advanced $150,000 to fund a required payment under the New World Options that was due in February 2012. The Company then elected to not pursue this transaction and expensed this $150,000 payment during the nine months ended March 31, 2012.

Non-Binding Agreement- Claritas, Lithium and Bongo Mining Properties

On November 30, 2011, the Company entered into a non-binding agreement (“Non-Binding Agreement”) with three companies consisting of SLM Claritas, SLM Bongo and SLM Lithium (collectively, the “SLM Sellers”) with mining concessions with respect to an aggregate of 3,721 acres (1,506 hectares) in Chile (the “Chilean Prospect”) located near the Company’s Maricunga property. Pursuant to the Non-Binding Agreement, the Company made a one-time nonrefundable payment (the “SLM Deposit”) of $250,000 on January 5, 2012. The SLM Deposit provides the Company with 60 days to perform due diligence procedures to determine whether or not to proceed with negotiating definitive agreements with the SLM Sellers regarding the Chilean Prospect. Although the 60 day due diligence period has expired as of March 31, 2012, the Company is still conducting its due diligence and the terms of the Non-Binding Agreement shall remain in force.

The Non-Binding Agreement contemplates that, in exchange for the stock of the SLM Sellers, the Company will make staged payments in cash and/or common stock of approximately $10 million (including the SLM Deposit) and an additional 45,000,000 shares of Company common stock. However, until such time, if ever, that a definitive agreement is entered into with respect to the Chilean Prospect, the Company cannot be certain what consideration the Company may be required to pay therefor.

2011 Offering - Registration Rights Penalties

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

Pursuant to a registration rights agreement for the 2011 Offering, we agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the G warrants under the Securities Act of 1933, as amended, and to use our best efforts to cause such registration statement to become effective within 150 days after the filing date, all at our own expense. Pursuant to the registration rights agreement, in the event the Company does not meet these deadlines, we have agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured (up to an aggregate maximum penalty of 10%, or $645,819). The Company was required to file the registration statement by June 21, 2011, however the registration statement was not filed until July 1, 2011, and the Company recorded a monetary penalties accrual of $38,750, which has not yet been paid as of March 31, 2012. The Company was required to cause the registration statement to become effective by November 28, 2011, however the registration statement was not effective until March 19, 2012, and the Company increased the monetary penalties accrual to $530,243 (which includes accrued interest of $12,000 and is calculated at 18% per annum for registration rights penalties considered past due), and the penalty has not yet been paid as of March 31, 2012. Although the Company intends to seek a waiver for these monetary penalties, there is no assurance the Company will be successful in obtaining a waiver.

R3 Fusion

On January 13, 2012, the Company entered into an Agreement, dated as of January 12, 2012 (the “R3 Agreement”), with R3 Fusion, Inc. (“R3”) to apply R3’s intensified evaporative technology (“SPaCeR”) in processing brine from the Company’s properties. Pursuant to the R3 Agreement, R3 will provide the Company with a demonstration plant consisting of two units having a design flow capacity of at least 1.6 liters per second each, and on-site training. The Company will pay R3 equipment use fees of $37,500 per month for the first twelve months following successful installation and commissioning of the system, and, if the Company elects to keep the equipment on site thereafter, $12,500 per month for up to an additional thirty-six months. The R3 Agreement requires the Company to make a $100,000 deposit (the “R3 Deposit”) which R3 Deposit shall be refunded upon the Company’s return of the equipment after twelve months of use. The R3 Agreement also provides that the Company will be given the exclusive license (the “Exclusive Rights”) to exploit R3’s SPaCeR technology throughout the world for the processing of lithium-containing brine for so long as the Company is using such systems in the processing of brine at its facilities in South America. The Agreement provides that the Company and R3 shall negotiate the terms and conditions of such license in good faith within sixty days of the execution of the R3 Agreement. As of March 31, 2012, the Company has not paid the R3 Deposit, and the system has not yet been installed, therefore no expenses for the R3 Agreement have been accrued in the consolidated balance sheet.

The R3 Agreement provides that R3 shall develop and deliver to the Company a proposal to deliver up to sixty-five additional SPaCeR systems as soon as practical following successful demonstration of the SPaCeR at the Company’s property.

The Company may elect to terminate the agreement at any time after June 30, 2012; provided that if the Company does so prior to January 12, 2013, it will forfeit its Exclusive Rights and $50,000 of the R3 Deposit.

 Nevada

Under the BSV Option Agreement, as amended, the Company was required to pay to a third party $100,000 on June 30, 2010, which the Company has not paid. The $100,000 owed is recorded in accrued expenses as of March 31, 2012 and June 30, 2011. During the year ended June 30, 2011, the Company became obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes, which is recorded in accrued expenses as of March 31, 2012 and June 30, 2011. At March 31, 2012 and June 30, 2011, the Company has recorded $189,600 in accrued liabilities for these obligations.

NOTE 13. SUBSEQUENT EVENTS

On April 4, 2012, the Company entered into a $100,000 unsecured promissory note with a third party. The promissory note bears interest at 15% per annum and was originally due April 30, 2012.

On April 23, 2012, the Company’s $300,000 and $100,000 unsecured promissory notes payable which were originally due on April 30, 2012 were extended to May 31, 2012. Also on April 20, 2012, the Company entered into a $250,000 unsecured promissory note payable with a third party. The promissory note bears interest at 15% and is payable on May 21, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Li3 Energy, Inc. (“Li3” or the “Company,” “we,” “us” or “our”) is an exploration company, focused on the discovery and development of lithium and potassium brine and nitrate and iodine deposits in Chile and Argentina.

Li3 owns (a) a 60% interest in the Maricunga project, which consists of mining concessions covering an area of approximately 3,553 acres (1,438 hectares) prospective for lithium and potassium brines, and is located in the Salar de Maricunga in northern Chile; (b) a mining concession on 2,995 acres (1,212 hectares) situated on brine salars in Argentina, known as Cauchari; and (c) undeveloped mineral claims prospective for lithium and potassium covering a total area of 19,500 acres (7,890 hectares) located in the Regions of Puno, Tacna and Moquegua, Peru. Li3 is currently evaluating additional exploration and production opportunities.

The Company was incorporated on June 24, 2005, as Mystica Candle Corp. in the business of manufacturing, marketing and distributing soy-blend scented candles and oils. It was determined that the Company could not continue with the original business plan. In July 2008, the Company changed its name to NanoDynamics Holdings, Inc., to facilitate discussions with NanoDynamics, Inc. regarding a possible business combination that was not completed. In October 2009, the Company changed its name to Li3 Energy, Inc. as Li3 refocused its business strategy on the energy sector and lithium mining opportunities.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as Li3’s liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission (“SEC”) (the “Form 10-K”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations is based on the consolidated financial statements as of March 31, 2012, and for the three and nine months ended March 31, 2012 and 2011, which are unaudited. In the opinion of management, such consolidated financial statements include all adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in these financial statements as of March 31, 2012, and for the three and nine months ended March 31, 2012 and 2011.

You should read this discussion and analysis together with such consolidated financial statements and the notes thereto.

Going Concern

The Company currently has negative working capital of $4,567,880 at March 31, 2012, but no sources of recurring revenue and has generated net losses of $39,909,914 and negative cash flows from operations of $14,389,234 during the period from June 24, 2005 (inception) through March 31, 2012.

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

Li3’s ability to complete additional equity or debt offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of us and the offering terms. In addition, Li3’s ability to complete an offering may be dependent on the status of its exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.

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

The Maricunga property is an exploration property and covers an area of approximately 3,553 acres (1,438 hectares), comprising six concessions, each held by a separate legal entity, and is located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile. Each concession grants the owner the right to explore for mineral deposits at the Maricunga property.

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

Li3 has agreed with the Maricunga Sellers: (a) to increase the number of directors constituting our Board of Directors to seven; (b) that the Maricunga Sellers will have the right to nominate three of our directors and that a fourth director (who shall hold the position of Chairman of the Board) will be jointly nominated by the Maricunga Sellers and by our management (such persons, or any successors thereto nominated by the Maricunga Sellers or by the Maricunga Sellers and management, as the case may be, the “Nominees”), and that the Board shall appoint such Nominees to fill vacancies created in the Board by the increase in the number of directors and by resignations, to serve until the next annual meeting of stockholders; (c) that the Nominees shall continue to be nominated as directors by our management at the next and subsequent annual meetings of our stockholders, and at any special meeting of the stockholders at which directors are to be elected (collectively, a “Meeting”), during the period of the Lock-Up (but the Nominees will be subject to reelection by the stockholders as provided in our By-Laws); and (d) that if any Nominee is not elected by the stockholders pursuant to the By-Laws, the Maricunga Sellers, or the Maricunga Sellers and management, as the case may be, will have the right to designate the same or another person as their Nominee at the next Meeting, provided it is within the period of the Lock-Up.

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

As part of our due diligence for the Maricunga acquisition, Li3 conducted a preliminary brine sampling program in the first calendar quarter of 2011 which consisted of 104 samples, and results from these samples confirm the results of the 2007 shallow well sampling program and the historical sampling work performed by CORFO.

In September 2011, POSCO Canada Ltd. (“POSCAN”) a wholly owned subsidiary of POSCO (a South Korean company), purchased 38,095,300 Units of the Company’s securities for approximately $8 million, with each “Unit” consisting of one share of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $0.40. POSCAN will purchase an additional 47,619,000 Units at the same $0.21 price per Unit (for an aggregate additional purchase price of approximately $10 million) upon satisfaction of certain conditions. The agreement with POSCAN includes provision for POSCAN to purchase brine from the Maricunga property and test it at POSCAN’s test facility in Korea. In addition, Li3 and POSCAN will discuss and evaluate the development, financing and construction of a brine testing facility on the Maricunga property, and if such a facility is built, Li3 would supply the test facility with brine and other materials and utilities and assist POSCAN in obtaining any rights, licenses and permits required to build and operate such facility. POSCO (with its subsidiaries) is a diversified company, with operations in energy, chemicals and materials and is one of the largest steel manufacturers in the world.

In December 2011, Li3 completed its phase one exploration work on Maricunga with the $8 million funding from POSCAN. The Company hired independent Qualified Persons in order to complete a 43-101 technical report (the “Report”) based on its 2011 exploration and development plan. The Report, which was issued on April 2012, estimated significant measured and inferred resources on the Maricunga property.

Upon completion of the Report, the Company satisfies the conditions to receive the additional $10 million of funding from POSCAN. Li3 is now focused on securing the $10 million second tranche funding as committed by POSCAN. The Company plans to apply the bulk of those funds towards the necessary expenditures in order to complete a feasibility study on Maricunga. In the event producible quantities of minerals are determined to be economically feasible, Li3 will still be required to obtain permits from the Chilean government to exploit the mineral reserves. There is no assurance that our testing or feasibility analysis will indicate economically producible quantities or that Li3 will be able to obtain the necessary permits to exploit the mineral resources.

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

As the majority shareholder of each Maricunga Company, the Company has filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile against the minority shareholders. The minority shareholders have been notified regarding the lawsuits and the Company is awaiting their response to pursue further action. The Company’s work plan for Maricunga does not rely on any funding from such minority shareholders, and their default does not alter the timing or expected costs of its exploration plans. Moreover, since Li3 is already planning to fund 100% of pre-feasibility expenses and expect financing to be available for post-feasibility expenses, any nominal increase in the Company’s funding obligation that might result from a failed auction (or Li3 making a winning minimum bid in the auction) would not materially adversely affect the Company.

Li3 may also seek to acquire additional properties for any processing site and Li3 also plans to make improvements to the Maricunga site infrastructure, camp, and property.

On November 30, 2011, the Company entered into a non-binding agreement (“Non-Binding Agreement”) with three companies consisting of SLM Claritas, SLM Bongo and SLM Lithium (collectively, the “SLM Sellers”) with mining concessions with respect to an aggregate of 3,721 acres (1,506 hectares) in Chile (the “Chilean Prospect”) located near the Company’s Maricunga property. Pursuant to the Non-Binding Agreement, the Company made a one-time nonrefundable payment (the “SLM Deposit”) of $250,000 on January 5, 2012. The SLM Deposit provides the Company with 60 days to perform due diligence procedures to determine whether or not to proceed with negotiating definitive agreements with the SLM Sellers regarding the Chilean Prospect. Although the 60 day due diligence period has expired, the Company is still conducting its due diligence and the terms of the Non-Binding Agreement remain in force.

The Non-Binding Agreement contemplates that, in exchange for the stock of the SLM Sellers, the Company will make staged payments in cash and/or common stock of approximately $10 million (including the SLM Deposit) and an additional 45,000,000 shares of Company common stock. However, until such time, if ever, that a definitive agreement is entered into with respect to the Chilean Prospect, the Company cannot be certain what consideration the Company may be required to pay therefor.

Argentina

In July 2010, Li3 acquired 100% of the issued and outstanding shares of Noto Energy S.A., an Argentinean corporation (“Noto”), which beneficially owns a 100% interest over 2,995 acres situated on brine salars in Argentina, known as Cauchari. After conducting certain exploration activities, the Company is currently evaluating the next steps regarding the Noto property.

Strategic Plan

The Company’s strategic plan is to explore and develop its existing projects and to identify opportunities and generate new projects with near-term production potential, with the goal of becoming a company with valuable lithium or industrial minerals properties. Li3’s primary objective is to become a low cost lithium producer as well as a significant producer of potassium nitrate. Li3 believes the key to achieving this objective will be to become an integrated chemical company through the strategic acquisition and development of lithium assets as well as other assets that have by-product synergies.

Li3 has acquired a 60% interest in the Maricunga project, an advanced lithium and potassium chloride project in Chile, and Li3 continues to explore other lithium and industrial minerals prospects in the region.

The Company’s current strategy principally involves the exploration of the Maricunga property and the acquisition of a source of iodine and nitrate. On the Maricunga project, Li3 has received $8 million funding from POSCAN, which was spent to complete its Phase One Exploration and Development Plan. Such plan has been completed, and the Company has successfully reached a Measured 43-101 compliant resource for Maricunga. The Company now expects to spend the necessary funds in order to complete a feasibility study on Maricunga (a “feasibility study” means a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision whether to advance the development of the deposit for mineral production).

The minority shareholders of the companies that own the Maricunga project defaulted on their obligations to fund an aggregate of 40% of such companies’ exploration expenses by January 4, 2012. However, the Company’s work plan for Maricunga does not rely on any funding from such minority shareholders, and their default does not alter the timing or expected costs of our exploration and development plans.

In order to finance the expected exploration costs outlined above over the next twelve months, as well as to fund the approximately $2.5 million of working capital the Company expects to require over the next twelve months, Li3 will need to raise a substantial amount of funds through one or more offerings of debt, equity or convertible securities, which may include the $10 million of equity financing conditionally committed by POSCAN. Furthermore, if Li3 enters into any definitive agreements to acquire Claritas, Lithium and Bongo and/or other properties, Li3 will require additional funds to finance such acquisitions, as well as to fund option payments and/or exploration costs with respect to such properties. There can be no assurance that such financing will be available, or will be available on acceptable terms, for us to meet these requirements.

Application of Intensified Evaporative Technology

On January 13, 2012, Li3 entered into an Agreement (the “R3 Agreement”), with R3 Fusion, Inc. (“R3”) to apply R3’s intensified evaporative technology (“SPaCeR”) in processing brine from our properties. Pursuant to the R3 Agreement, R3 will provide us with a demonstration plant consisting of two units having a design flow capacity of at least 1.6 liters per second each, and on-site training. Li3 will pay R3 equipment use fees of $37,500 per month for the first twelve months following successful installation and commissioning of the system, and, if Li3 elects to keep the equipment on site thereafter, $12,500 per month for up to an additional thirty-six months. The Agreement requires us to make a $100,000 deposit (the “R3 Deposit”) which R3 Deposit shall be refunded upon our return of the equipment after twelve months of use. The R3 Agreement also provides that Li3 will be given the exclusive license (the “Exclusive Rights”) to exploit R3’s SPaCeR technology throughout the world for the processing of lithium-containing brine for so long as Li3 is using such systems in the processing of brine at our facilities in South America. The R3 Agreement provides that Li3 and R3 shall negotiate the terms and conditions of such license in good faith within sixty days of the execution of the R3 Agreement.

The R3 Agreement provides that R3 shall develop and deliver to us a proposal to deliver up to sixty-five additional SPaCeR systems as soon as practical following successful demonstration of the SPaCeR at Li3’s property.

Li3 believes the SPaCeR technology may speed the rate of mineral recovery from brine. However there can be no assurance that it will do so on a commercially favorable basis or at all.

Li3 may elect to terminate the agreement at any time after June 30, 2012; provided that if the Company does so prior to January 12, 2013, Li3 will forfeit its Exclusive Rights and $50,000 of the R3 Deposit.

Results of Operations

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Revenues

We had no revenues during the three months ended March 31, 2012 and 2011.

Exploration expenses

During the three months ended March 31, 2012 and 2011, we incurred exploration expenses of $2,156,317 and $0, respectively.  The expenses incurred during the three months ended March 31, 2012 relate to our efforts to begin exploration activities on our Maricunga project in Chile and principally include drilling expenses and other direct expenses.

General and administrative Expenses

During the three months ended March 31, 2012 and 2011, we incurred general and administrative expenses of $2,188,072 and $1,591,825, respectively.  General and administrative expenses largely consist of professional fees, travel, stock compensation, and salaries and penalties.  The increase in expenses was largely due to penalties in connection with the late effectiveness of the registration statement and higher payroll expenses during the three months ended March 31, 2012.

Loss on settlement

The Company recorded a loss on settlement of $1,920,000 as a result of a settlement with Puna Lithium during the three months ended March 31, 2011.

Other Expense

Other expense for the three months ended March 31, 2012, was $3,873,785 compared to other expense of $10,026,505 for the three months ended March 31, 2011.  The decrease in other expense was due to our recognition of an unrealized loss from the change in the fair value of the derivative liability related to our outstanding warrant instruments of $3,765,995 during the three months ended March 31, 2012 compared to unrealized loss of $8,999,382 during the three months ended March 31, 2011.  The change in fair value of our derivative warrant liability has no impact on our cash flows from operations.

During the three months ended March 31, 2011, the Company recorded a warrant modification expense of $1,023,320.

Net interest expense amounted to $182,048 and $1,808 during the three months ended March 31, 2012 and 2011, respectively.  The large increase in interest expense was a result of interest and amortization of the debt discount on the $1.5 million zero coupon convertible notes entered into in May 2011, interest on the penalties for the late filing of the registration statement, and interest on the $300,000 promissory note.  During the three months ended March 31, 2012 and 2011, we incurred gains (losses) on foreign currency translation of $74,258 and $(1,955), respectively, and such losses related to our operations in Peru and Chile.

Nine Months Ended March 31, 2012 Compared with Nine Months Ended March 31, 2011

Revenues

We had no revenues during the nine months ended March 31, 2012 and 2011.

Mineral Rights Impairment Expense

During the nine months ended March 31, 2012 and 2011, we incurred impairment expenses of $0 and $4,070,000, respectively. The impairment expense recorded during the nine months ended March 31, 2011 was incurred as a result of the Company not making the option payments required to retain the rights to acquire the Alfredo property, which terminated the option agreement.

Loss on settlement

The Company also recorded a net loss on settlement of $1,497,500 as a result as a result of settlements with Lacus and Puna Lithium during the nine months ended March 31, 2011.

Exploration expenses

During the nine months ended March 31, 2012 and 2011, we incurred exploration expenses of $5,608,579 and $309,286, respectively.  The expenses incurred during the nine months ended March 31, 2012 relate to our efforts to begin exploration activities on our Maricunga project in Chile and principally include drilling expenses and other direct expenses.

General and administrative Expenses

During the nine months ended March 31, 2012 and 2011, we incurred general and administrative expenses of $4,988,436 and $4,402,398, respectively.  General and administrative expenses largely consist of professional fees, travel, stock compensation, salaries and penalties.  The increase in expenses was largely due to higher payroll expenses and penalties during the nine months ended March 31, 2012.

Other (Income) Expense

Other (Income) expense for the nine months ended March 31, 2012 was $(6,148,875) compared to other expense of $10,864,548 for the nine months ended March 31, 2011.  The increase in other income was due to our recognition of an unrealized gain from the change in the fair value of the derivative liability related to our outstanding warrant instruments of $(7,837,564) during the nine months ended March 31, 2012 compared to an unrealized loss of $9,828,550 during the nine months ended March 31, 2011.  The change in fair value of our derivative warrant liability has no impact on our cash flows from operations.

Net interest expense amounted to $880,332 and $6,200 during the nine months ended March 31, 2012 and 2011, respectively.  The large increase in interest expense was a result of interest and amortization of the debt discount on the $1.5 million zero coupon convertible notes entered into in May 2011, interest on the penalties for the late filing of the registration statement, and interest on the $300,000 promissory note.   During the nine months ended March 31, 2012 and 2011, we incurred (gains) losses on foreign currency translation of $(33,395) and $6,478, respectively, related to our operations in Peru and Chile.

During the nine months ended March 31, 2011, the Company recorded a warrant modification expense of $1,023,320.

The Company also incurred a loss on debt extinguishment of $841,752 during the nine months ended March 31, 2012 as a result of entering into a waiver agreement with the lenders whereby the terms of the notes were extended and the conversion price reduced from $0.40 per share to $0.12 per share, which resulted in the Company expensing all unamortized deferred financing costs and recording the difference between the carrying value of the notes and the estimated fair value of the post-modification notes as expense.

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

On August 24, 2011, we entered into a Securities Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA”) with POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO ( a Korean company), (together, the POSCAN Agreements”), pursuant to which on September 14, 2011, POSCAN purchased 38,095,300 Units for $0.21 per Unit or $8,000,013 ($7,314,069 net after offering expenses), with each “Unit” consisting of one share of our common stock and a three-year warrant (“POSCAN Warrants”) to purchase one share of our common stock at an exercise price of $0.40 per share.  A total of $3,779,978 of the proceeds were allocated to the value of the related POSCO Warrants and recorded as derivative liabilities-warrant instruments.

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

We have been using the net proceeds from POSCAN towards the implementation of our business development plan and for general working capital purposes.  As we expect to spend in excess of $8 million over the next twelve months, or more, if we acquire the Claritas, Lithium and Bongo mining properties and/or other properties, we will require additional capital to pay our obligations and to execute our exploration and development plans for our existing lithium mining properties and any others that we may be successful in acquiring.  We plan to seek to raise such capital through additional sales of our equity or debt securities.  There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs.  If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans or meet our ongoing operational working capital needs.

At March 31, 2012, we had cash and cash equivalents of $38,676, compared to $952,401 at June 30, 2011.  The decrease in cash and cash equivalents from June 30, 2011 to March 31, 2012 was the result of the Company receiving $7,794,069 of cash from financing activities due to the Company receiving $7,314,069 of net cash proceeds from the sale of units to POSCAN, $300,000 of cash proceeds from a promissory note and $210,000 from the exercise of warrants and was reduced by a $30,000 fee for the Waiver Agreement.  These amounts are partially offset by the cash used in operating activities $8,243,697, the acquisition of fixed assets $214,097 and a $250,000 deposit for a contemplated acquistion.

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

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

We have engaged third party consultants and have increased and formalized internal review procedures in an effort to ensure that our consolidated financial statements accurately reflect our financial condition and results of operations. Management believes that the material weaknesses identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011, were substantially remediated during the quarter ended March 31, 2012.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

Except as described below, we are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

As the majority shareholder of each Maricunga Company, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile against the minority shareholders. The minority shareholders have been notified regarding the lawsuits and we are awaiting their response to pursue further action. Our work plan for Maricunga does not rely on any funding from such minority shareholders, and their default does not alter the planned timing or expected costs of our exploration plans.. See Management’s Discussion and Analysis. . . - Operational Update - Chile.”

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K/A we filed with the SEC on January 6, 2012, under Part I, Item 1A, “Risk Factors,” therein.

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

Exhibit Number	Description

10.1	Agreement Between R3 Fusion and Li3 Energy, dated as of January 12, 2012 (1)

10.2	Form of 15% Promissory Note due April 30, 2012

31.1¶	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2¶	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1¶	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2¶	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2012 and June 30, 2011, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended March 31, 2012 and 2011, and from June 24, 2005 (Inception) through March 31, 2012, (iii) the Consolidated Statement of Changes in Shareholders’ Equity (Deficit) (unaudited) from June 24, 2005 (Inception) through March 31, 2012, (iv) the Consolidated Statements of Cash Flows (unaudited) for the three and nine periods ended March 31, 2012 and 2011, and from June 24, 2005 (Inception) through March 31, 2012, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

¶	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

**

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1)	Previously filed with the Securities and Exchange Commission on January 20, 2012 as an exhibit to the Company’s current report on Form 8-K, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2012	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Name: Luis F. Saenz
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric E. Marin
Name: Eric E. Marin
Title: Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.2	Form of 15% Promissory Note due April 30, 2012

31.1*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2012 and June 30, 2011, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended March 31, 2012 and 2011, and from June 24, 2005 (Inception) through March 31, 2012, (iii) the Consolidated Statement of Changes in Shareholders’ Equity (Deficit) (unaudited) from June 24, 2005 (Inception) through March 31, 2012, (iv) the Consolidated Statements of Cash Flows (unaudited) for the three and nine periods ended March 31, 2012 and 2011, and from June 24, 2005 (Inception) through March 31, 2012, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

