Form 10-K
period 2012-06-30
Li3 Energy, Inc.
filed 2012-10-15
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-149338

Li3 Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-3061907
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Marchant Pereira 150
Of. 803
Providencia, Santiago de Chile
Chile

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(56) 2-896-9100

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	Common Stock, $0.001 par value per share

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

On December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, 151,169,670 shares of its common stock, par value $0.001 per share (its only class of voting or non-voting common equity), were held by non-affiliates of the registrant.  The aggregate market value of such shares was approximately $10,581,877, based on the price at which the registrant’s common stock was last sold at such time (i.e., $0.07 per share on December 31, 2011).  For purposes of making this calculation, shares beneficially owned at such time by each executive officer and director of the registrant and by each beneficial owner of greater than 10% of the voting stock of the registrant have been excluded because such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 8, 2012, there were 392,108,252 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

Corporate Summary:

Li3 Energy, Inc., (“Li3,” “we,” “our” or “us”) is a South America based and U.S. listed exploration company in the lithium and mining sector. We aim to acquire, develop and commercialize a significant portfolio of lithium brine deposits in the Americas. We are currently focused on further exploring, developing and commercializing its 60% controlling interest in its flagship Maricunga Project, located in the northeast section of the Salar de Maricunga in Region III of Atacama, in northern Chile. The recently completed technical report produced in accordance with National Instrument 43 101 of the Canadian Securities Administrator proves Maricunga’s attractive lithium and potassium grades and recommends the project to advance to the Feasibility Study stage. We are seeking to be a low cost producer of lithium, potassium nitrate and other mineral products.

In Chile, our assets consist of 1,438 hectares located within the Salar de Maricunga as well as 4,900 hectares of other prospective land holdings that are strategically located within close proximity to the Salar de Maricunga that could serve as potential processing sites for the project. Together, our total Chilean land holdings consist of 6,338 hectares, and to the best of our knowledge, we are one of the only companies with an advanced stage lithium and potassium project within Salar de Maricunga. We plan to continue exploring other synergistic opportunities to further augment and strengthen this property and its land portfolio throughout the region.

Through our strategic partners, we have been evaluating the use of advanced process technologies that may further improve upon the economics and shorten the commercial production timeline of its Maricunga Project. We plan to further evaluate these technologies in pilot/demonstration and test facilities that will measure both effectiveness and economic feasibility when measured against the conventional lithium commercialization process.

Our goals are to: a) advance the Maricunga project to the Feasibility Study stage; b) support the global implementation of clean and green energy initiatives; c) meet growing lithium market demand; and d) become a mid-tier, low cost secondary supplier of lithium, potassium nitrate, and other strategic minerals, serving global clients in the energy, fertilizer and specialty chemical industries. A summary of our key recent activities is found below:

•	May 2011 – Completed acquisition of 60% Controlling Interest in Maricunga Project.
•	June 2011 – Maricunga identified as “Top 11 Lithium Projects in the World” – signumBOX.
•	August 2011 – Strategic Partnership with POSCO Canada Ltd., a wholly owned subsidiary of POSCO (NYSE: PKX), which established an $18 million Exploration and Development program for Maricunga, among other things.
•	September 2011 – Completed $8 million funding tranche with POSCAN and launched $8 million Phase One Plan.
•	January 2012 – Executed agreement with R3 Fusion Inc. for Pilot / Demonstration Facility.
•	March 2012 – MOU with POSCO to construct Test Facility (advanced process technology).
•	April 2012 – As required by POSCAN, we issued a technical report, which was prepared in accordance with National Instrument 43-101 of the Canadian Securities Administrators validating our earlier exploration campaign at Maricunga recommending the project to advance to the Feasibility Study stage.
•	August 2012 – Completed a $10 million funding tranche from POSCAN.

We believe that if we are successful in advancing the Maricunga Project through the Feasibility Study stage, obtain the necessary Chilean government approvals/licenses, close and acquire additional land acreage to support further development of the Maricunga project, achieve a Definitive Feasibility Study, and raise the necessary capital, we could begin commercial production and begin generating revenues by the end of calendar year 2015. However, there can be no assurance that we will achieve our stated objectives.

We are led by a management team of seasoned industry veterans with extensive exploration, mining, minerals, finance and commercialization expertise and a Board of Directors, which includes global industry leaders who have advised, led and operated numerous mining entities and an experienced technical team, many of whom have worked on other junior lithium projects.

We are an exploration stage company and as such, we have never generated revenues from operations and currently do not expect to generate any such revenues in the near term.

Strategic Plan:

Part of our strategic plan is to explore and develop our existing projects as well as to identify other synergistic opportunities with new projects with production potential that that could also be advanced in an accelerated manner, with the goal of becoming a company with valuable lithium and other industrial minerals properties.  Our primary objective is to become a low cost lithium producer as well as a significant producer of potassium nitrate. The key to achieving this objective is to become an integrated chemical company through the strategic acquisition and development of lithium assets as well as other assets that have by-product synergies. The third leg of our strategic plan is to develop improved technologies for the extraction of lithium from brines.

A) Acquisition of Additional Accretive Land Acreage for Potential Processing Facility:

On May 11, 2012, we signed an agreement to receive 100% ownership from a group of 18 concessions, named Verde 1, 2, 3, 4, 5, 6, 7, and Amarillo 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12. These concessions are located in Region III of Atacama in northern Chile, 55km northeast of the city of Copiapo and 70 km west of the Maricunga Project. Collectively, these concessions cover a total area of 4,900 hectares. We paid approximately $10,000 to acquire the property concessions. We are evaluating Llano de Varas as a potential site for processing facilities.

B) Value added Nitrate Project:

We believe that Maricunga, when combined with a potential nitrate acquisition, would create the following rooted synergies:

•	Based on preliminary chemical analysis, the Maricunga Project has the potential to produce lithium as well as a significant amount of potassium chloride. We believe that production of potassium would significantly improve the economics of any potential Nitrate Acquisition, as sodium nitrate from the caliche deposit can be reacted with potassium chloride (potash) to produce a value added potassium nitrate (KNO3). Potassium nitrate is a valuable product used in fertilizers, which could create additional revenue.
•	A stand-alone potential Nitrate project would produce iodine and a sodium sulfate byproduct, which is needed to remove magnesium from brines in order to purify the lithium product. The sodium sulfate can then be used as a low cost raw material which can be employed in Maricunga, subsequently improving its economics. This would generate a credit for the lithium carbonate (Li2CO3) produced at Maricunga.

C) Evaluation of Advanced Process Technologies:

As such, the third aspect of our strategic plan involves exploring the use of technologies that, when measured against the conventional approach to lithium commercialization could possibly improve the project economics and shorten time to market. We believe that the lithium industry (specifically the juniors) has not embarked upon much R&D efforts addressing several critical areas that we hope to gain a competitive edge if it can improve upon:

1) The approximately 60% lithium yield loss from brine to end-product;

2) The land and capital intensive (CAPEX) foot-print necessary for solar evaporation ponds; and

3) The typical 4 year speed to market of a typical lithium project from start to commercial production.

In the current lithium market, in which three large global companies supply 80% of the world’s lithium with few mid-tier producers, we feel that in order to compete, we must address these critical areas. Accordingly, we have sought strategic partners who we believe are capable of deploying both the intellectual and financial capital necessary to assist us in these initiatives.

Project Overview:

Chile - Maricunga Project:

Location

The Salar de Maricunga is located in Region III of northern Chile at an elevation of approximately 3,750 m. It is classified as a mixed type of salar of the Na-Cl-Ca/SO4 system. The Salar de Maricunga was originally sampled by CORFO (the Chilean governmental organization that promotes economic growth in Chile) in the early 1980s. Based on the due diligence conducted in connection with the acquisition of our Maricunga interest and on our recent issued technical report, which was prepared in accordance with National Instrument 43-101 of the Canadian Securities Administrator (“NI 43 101 report”), our management believes the local brine contains high grades of lithium and potassium with reasonable magnesium levels and low sulphate content and the salar had a highly productive aquifer system within the extensive colluvial/alluvial sediments surrounding the salar.

Location of the Salar de Maricunga

Maricunga Project within the Salar

The Maricunga property is undeveloped and covers an area of approximately 3,553 acres (1,438 hectares), comprising six exploitation mining concessions granted by the Chilean government, each held by one of the Maricunga Companies, and is located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile.   Each mining concession grants the owner the right to explore for, but not develop commercially, mineral deposits at the Maricunga property.  These mining properties are not subject to royalties or other agreements.  However, we must pay annual licenses in March of each year, aggregating approximately $15,000 per year.

On May 20, 2011, we and the Maricunga Sellers signed the Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, (the “Acquisition Agreement”) whereby we, through our Chilean subsidiary, Minera Li Energy SPA (“Minera Li”), acquired from the Maricunga Sellers a 60% interest in each of the Maricunga Companies. The purchase price was $6,370,000 in cash, including amounts paid to agents, and 127,500,000 restricted shares of our common stock (the “Maricunga Purchase Price Shares”), 50% of which was restricted from sale for nine months and the remainder of which is restricted from sale for 18 months as provided in the Acquisition Agreement (the “Lock-Up”).  The Lock-Up will terminate if (a) we sign an agreement with one or more investors for them to finance the necessary development of the project to the stage of commercial production; (b) an offer with characteristics of a take-over bid is made for our shares; (c) our current CEO sells his shares in the Company, or (d) we agree to sell our shares in Minera Li and/or Minera Li agrees to the sale of the Shares.  In the event of (d) above, we have agreed that the sale price in any such sale will be based on at least two valuations carried out by institutions with recognized experience in these types of mining assets. Pursuant to the Acquisition Agreement, on June 2, 2011, upon the registration in Chile of the transfer of the shares in the Maricunga Companies to Minera Li, closing occurred and Maricunga Purchase Price Shares were paid to the Maricunga Sellers.  Although we had agreed to register, under the Securities Act, half of the Maricunga Purchase Price Shares by January 31, 2012, and the remainder by October 31, 2012, we have not yet registered any of the Maricunga Purchase Price Shares. Our agreement with the Maricunga Sellers does not provide for liquidated damages in the event of delay in filing a registration statement or having it declared effective.

As part of the acquisition, we agreed with the Maricunga Sellers:  (a) to increase the number of directors constituting our Board of Directors to seven; (b) that the Maricunga Sellers will have the right to nominate three of our directors and that a fourth director (who shall hold of the position of Chairman of the Board) will be jointly nominated by the Maricunga Sellers and by our management (such persons, or any successors thereto nominated by the Maricunga Sellers or by the Maricunga Sellers and management, as the case may be, the “Nominees”), and that the Board shall appoint such Nominees to fill vacancies created in the Board by the increase in the number of directors and by resignations, to serve until the next annual meeting of shareholders; (c) that the Nominees shall continue to be nominated as directors by our management at the next and subsequent annual meetings of our shareholders, and at any special meeting of the shareholders at which directors are to be elected (collectively, a “Meeting”), during the period of the Lock-Up (but the Nominees will be subject to reelection by the shareholders as provided in our By-Laws); and (d) that if any Nominee is not elected by the shareholders pursuant to the By-Laws, the Maricunga Sellers, or the Maricunga Sellers and management, as the case may be, will have the right to designate the same or another person as their Nominee at the next Meeting, provided it is within the period of the Lock-Up. Pursuant to these provisions, our Board of Directors was expanded and Messrs. De Aguirre, Campos and Fraser were appointed to our Board as Nominees of the Maricunga Sellers.

We currently maintain 60% ownership of the Maricunga project, with minority shareholders owning the remaining 40%. The Chilean Mining Code requires shareholders of legal mining companies (such as the Maricunga Companies) to contribute their pro rata portion of exploration and exploitation expenses that are established at a shareholders meeting (“Required Contributions”).

At shareholders meetings held on October 6, 2011, the Maricunga Companies established Required Contributions that were to be funded by the shareholders on or prior to January 4, 2012. The minority shareholders of each Maricunga Company defaulted on their obligations to fund such Required Contributions.

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

As the majority shareholder of each of the six Maricunga Companies, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders. Certain minority shareholders have filed counterclaims against our Company to declare, among other things, the invalidation of the shareholders meetings on October 6, 2011 at which, Required Contributions were established that such minority shareholders failed to make. We are currently preparing our response. Our future plans are not dependent on the outcome of this matter with respect to the development of the Maricunga project

The mining industry in Chile is regulated by the Political Constitution of Chile (Constitution), the Constitutional Organic Mining Law (COM) and the Chilean Mining Code (MC) along with other general and special regulations.  Specifically, the Constitution provides that the national government is the owner of all mines, although any individual or company may apply for an Exploration Concession or Exploitation Concession to explore or mine mineral deposits; the COM regulates all concessions and claims; and the MC elaborates on the provisions of the Constitution and the COM. The civil courts receive applications for concessions, grant concessions, terminate and resolve issues arising with respect to concessions. The National Geology and Mining Service (NGMS) within the Chilean Ministry of Mining is responsible for approving the technical requirements related to the form, boundary and location of concessions. The NGMS also maintains a public record of concessions and supervises technical compliance with mining regulations. There is no binding legal code for reporting on mineral resources and reserves. However, a code prepared by the Chilean Institute of Mining Engineers and other entities including the Chilean Securities and Exchange Commission, representatives of the private sector and sponsored by the Chilean Ministry of Mining was issued in December 2003. This code is based on the Australian Joint Ore Reserves Committee system. The right to explore or exploit a designated area, and apply for concessions is on a first come first served basis, subject to an Exploration concession holder's exclusive right to file for an exploitation concession in respect of their concession area. Concessions can be freely assigned or transferred, mortgaged, and in general subject to any legal contracts.  The ownership rights of a concession can be enforced against the government of Chile or any other party.

The ownership rights of a concession holder differ from the ownership rights of a surface title holder in that a concession holder has the right to:

(a)	upon providing the agreed indemnity payment to the surface land holder, occupy as much of the surface land as is necessary for the exploration or exploitation works;
(b)	impose an easement on an unwilling surface land holder through a simple and summary procedure before the relevant civil court. Certain restrictions will apply where surface land is covered by dwellings and/ or is land where vineyards and fruit trees are planted. The respective surface land holder is entitled to compensation, fixed by mutual agreement or judicial resolution, as requested.

The significant differences between an Exploration Concession and an Exploitation Concession are summarized below:

An exploration concession:

(i)	is granted by the Chilean Ministry of Mines for an initial period of two years with a right to apply for a further two year period prior to expiry of the initial concession. Where an extension is granted, the concession holder must relinquish half of the original designated area;
(ii)	requires annual payment;
(iii)	enables exploration over the concession area and provides an exclusive right to file for an Exploitation Concession in respect of that concession area;
(iv)	must be greater than 100 hectares and less than or equal to 15,000 hectares in area;
(v)	does not require an environmental authorization for exploration works; unless the exploration is inside a protected zone;
(vi)	does not require work to be undertaken on the concession area in order to maintain interest in that concession; and
(vii)	does not authorize its owner to exploit the minerals in that concession.

An exploitation concession:

(i)	is of unlimited duration;
(ii)	requires annual payment;
(iii)	involves a more onerous process for filing and higher costs for filing and compliance;
(iv)	does not require work to be undertaken on the concession in order to maintain interest in that concession;
(v)	must be greater than 1 hectare and less than or equal to 5,000 hectares in area;
(vi)	does not require an environmental authorization for exploration works unless the exploration is inside a protected zone and indeed require said authorization and closing plans for exploitation works;
(vii)	grants mining rights which prevail over third party claims; and
(viii)	entitles the owner to exploit the minerals in that concession area.

Our Lithium exploitation mining concessions have the following grant numbers:

(a)	Litio 1- 1/29 is registered in folio 478 overleaf N° 158 year 2004 of the Property Registry kept by the Mine Registrar of Copiapo.
(b)	Litio 2- 1/29 is registered in folio 485 overleaf N° 159 year 2004 of the Property Registry kept by the Mine Registrar of Copiapo.
(c)	Litio 3- 1/58 is registered in folio 491 overleaf N° 160 year 2004 of the Property Registry kept by the Mine Registrar of Copiapo.
(d)	Litio 4- 1/60 is registered in folio 498 N° 161 year 2004 of the Property Registry kept by the Mine Registrar of Copiapo.
(e)	Litio 5- 1/60 is registered in folio 504 N° 162 year 2004 of the Property Registry kept by the Mine Registrar of Copiapo.
(f)	Litio 6- 1/60 is registered in folio 511 N° 163 year 2004 of the Property Registry kept by the Mine Registrar of Copiapo.

The area of each of our concessions is:

(a)	Litio 1- 1/29 – 130 hectares.
(b)	Litio 2- 1/29 – 143 hectares.
(c)	Litio 3- 1/58 – 286 hectares.
(d)	Litio 4- 1/60 – 297 hectares.
(e)	Litio 5- 1/60 – 300 hectares.
(f)	Litio 6- 1/60 – 282 hectares.

2011 Maricunga Project Exploration and Drilling Campaign:

We plan to utilize co-by-product credits in the commercialization of its Maricunga Project. The Maricunga project is being explored as a source of lithium carbonate and potassium chloride, with co-product boric acid. Lithium carbonate would be sold in the open market as battery grade material.  Potassium chloride production is planned to be used in the production of potassium nitrate from a potential sodium nitrate/iodine project. If we are successful in acquiring it, or another sodium nitrate/iodine project, a portion of the by-product sodium sulphate production from any iodine operation that we may have, could be returned to Maricunga to adjust the sulphate balance for calcium removal in the lithium brine.

In December 2011, we completed on schedule, the $8 million Phase One of the $18 million Exploration and Development Program established in August 2011. We reported the initial results from brine samples taken during the sonic and reverse circulation well drilling program initiated in October 2011. The drilling contractors used by us in Maricunga are leading Sonic Drilling Contractors and leading Reverse Circulation Well Drilling Contractors. We carried out sonic drilling for the collection of undisturbed samples from continuous core for porosity determinations and brine samples for laboratory chemical analyses.  Six sonic boreholes for a total of 900 meters were drilled and completed to a depth of 150 meters each. We carried out reverse circulation well drilling with isolated brine sampling. A total of 884 meters of 6-inch monitoring wells were drilled and a total of 300 meters of 17 inch production wells were drilled.

From the Phase One Program, a total of 431 samples were taken during the drilling and were submitted to the University of Antofagasta in Antofagasta, Chile for analysis. The preliminary laboratory analysis of the 431 Maricunga brine samples, demonstrated the following values and characteristics:

MARICUNGA						Ratio	Ratio	Ratio
(mg/l)	K	Li	Mg	Ca	SO4	K/Li	Mg/Li	SO4/Li
Average	8,988	1,240	8,284	12,417	718	7.2	6.7	0.6
Maximum	14,669	2,050	15,100	31,600	2,960	7.2	7.4	1.4

Other Properties

We have acquired other interest in certain Peruvian and Argentina properties during 2010. We have determined that these properties were not economically feasible, and as a result, we have impaired any investment in these properties and will not be pursuing them any further. We have recorded an impairment of $300,000 in fiscal 2012 and $50,000 in fiscal 2011 relating to these properties.

Strategic Partners:

POSCO / POSCAN

On August 24, 2011, we entered into a Securities Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA” and, together with the SPA, the “POSCAN Agreements”) with POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO. Pursuant to the POSCAN Agreements, on September 14, 2011, POSCAN purchased 38,095,300 Units of our securities for approximately $8 million, with each “Unit” consisting of one share of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $0.40 per share.

The SPA further provided that POSCAN would purchase an additional 47,619,000 Units at the same $0.21 price per Unit (for an aggregate additional purchase price of approximately $10 million) upon satisfaction of certain conditions, including:  (i) completion of a resource report prepared in accordance with National Instrument 43-101 of the Canadian Securities Administrators, that concludes that our Maricunga property meets certain technical requirements and that proceeding to the feasibility study phase for the Maricunga project is warranted; (ii) completion of a work program agreed to by us and POSCAN; and (iii) having the necessary permits and approvals in place for building and operating a brine test facility on the Maricunga property. In addition to being the relevant milestone under our agreement with POSCAN, we believe that the Canadian standards for Resource Reports are generally perceived as the industry standard, having marketability worldwide.  The SPA provides that we are to use the proceeds from such investments exclusively for activities related to the development of the Maricunga project, pursuant to budgets mutually agreeable to us and POSCAN. However, we and POSCAN ultimately modified the terms of POSCAN’s second tranche investment as described below.

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

The securities purchased by POSCAN will be locked up and may not be sold (subject to customary exceptions) until the earlier of nine months from their issuance and November 20, 2012.  Pursuant to the IRA, we have granted POSCAN the right to demand registration of the common stock included in the Units, and issuable upon exercise of the warrants included in the Units, commencing 12 months after the date of issuance of the Units and ending five years after the date of the IRA.  As of the date of this filing, POSCAN has not required a registration of such shares. Our obligation to register any such shares shall terminate once they may be sold without registration in any 30 day period pursuant to Rule 144 under the Securities Act.  Upon a registration demand made by POSCAN pursuant to the IRA, we must file a registration statement covering the relevant shares within 75 calendar days of such demand, and use our best efforts to have it declared effective within 120 calendar days of filing.  If we do not meet these deadlines, we must pay liquidated damages of 2% of the purchase price of the relevant securities per month until such failures are cured (up to an aggregate maximum of 10%).  POSCAN will also have “piggy-back” registration rights with respect to such shares.

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

On February 23, 2012, POSCO announced that it has developed technology that may improve lithium recovery from brine and shorten processing times compared to the conventional processes currently being used in the lithium market. On March 7, 2012, we and POSCO executed a Non-Binding Memorandum of Understanding to construct a test facility for the recovery of lithium and other products at POSCO’s expense, with technical support from us as necessary. The parties expect that products from the test facility will not be commercialized and will be for testing purposes only. Upon successful completion of the test facility, evaluating the merits and validation of the technology, the parties may discuss commercialization of the products in detail, including off-take agreements between the parties.

On August 17, 2012, we entered into an Additional Agreement to Stock Purchase Agreement (the “Additional Agreement”) with POSCAN which, among other things, modified certain provisions of the SPA. Also on August 17, 2012, we closed on POSCAN’s second tranche of investment under the SPA, selling 62,499,938 Units to POSCAN for $9,999,990, with each “Unit” consisting of one share of common stock and a three-year warrant to purchase one share of common stock for $0.21 per share.

The Additional Agreement reduced POSCAN’s purchase price per Unit for the second tranche of investment from $0.21 per share to $0.16 per share, and reduced the exercise price of all of the warrants sold under the SPA (the “POSCAN Unit Warrants”) from $0.40 per share to $0.21 per share. Pursuant to the Additional Agreement, we also agreed to issue to POSCAN a two-year warrant (the “POSCAN Bonus Warrant”) to purchase 5,000,000 shares of our common stock at an exercise price of $0.15 per share. Furthermore, the Additional Agreement provides that, subject to certain exceptions, we must issue additional shares of our common stock to POSCAN in the event that we issue or sell any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following August 17, 2012.

The Additional Agreement provides restrictions on our use of the proceeds from the Second Closing, and includes our agreement to use our best efforts to obtain a Chilean lithium production concession and to take certain steps towards commercialization of our flagship Maricunga property.

R3 Fusion, Inc.

R3 Fusion, Inc. (“R3”) is a technology company that has developed, patented, demonstrated and is currently commercializing its Short Path Condensate Recovery (SPaCeR) technology, which utilizes waste process heat and engineering designed to achieve a highly cost effective means of environmentally friendly fluid processing.

We believe the SPaCeR™ technology may speed the rate of mineral recovery from brine. However there can be no assurance that it will do so on a commercially favorable basis or at all. Not only do we believe R3’s SPaCer technology can aid in the recovery of lithium, but we believe it will allow brine mining operations to use smaller facilities, reducing their footprint by as much as 1,000-fold.

On January 13, 2012, we entered into an agreement with R3 (the “R3 Agreement”),to apply R3’s SPaCeR in processing brine from our properties. Pursuant to the R3 Agreement, R3 will provide us with a demonstration plant consisting of two units having a design flow capacity of at least 1.6 liters per second each, and on-site training. Upon installation of the facilities, we will pay R3 equipment use fees of $37,500 per month for the first twelve months following successful installation and commissioning of the system, and, if we elect to keep the equipment on site thereafter, $12,500 per month for up to an additional thirty-six months.

The R3 Agreement also provides that we will be given the exclusive license (the “Exclusive Rights”), subject to final negotiations, to exploit R3’s SPaCeR technology throughout the world for the processing of lithium-containing brine for so long as we are using such systems in the processing of brine at our facilities in South America.

Lithium Exploitation Permitting in Chile:

The mining industry is heavily regulated and changes in international laws and regulations can be significant. Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters.

In Chile, lithium is not exploitable via regular mining concessions. The Chilean Mining Code (“CMC”) establishes the reserve of lithium to the State of Chile and expressly provides that the exploration or exploitation of “non-concessible” substances (including lithium) can be performed only directly by the State of Chile, or its companies, or by means of administrative concessions or special operation contracts, fulfilling the requirements and conditions set forth by the President of the Republic of Chile for each case. Currently neither the Company nor its subsidiaries have sufficient authority (or permits) to exploit lithium in Chile. However, the government of Chile has introduced a process to increase the exploitation of lithium in Chile In February 2012, the Chilean Government outlined plans to improve its worldwide competiveness. The Boost Competitive Agenda (a package of reforms intended to remove regulatory red tape, to encourage entrepreneurship, innovation, competition and boost productivity of the economy), is coordinated by the Office of Competiveness of the Ministry of Economy and was initiated in August, 2011. In February 2012, the Office of Competitiveness introduced ten new measures to extend the government’s commitment to ensure that development continues to reach Chile, including “Re-launching the Chilean Lithium Industry”, which Chile’s Minister of Economy stated seeks to lift restrictions and implement mechanisms to improve competitiveness within the industry, promote further investment and protect the country’s market share and standing in the world lithium market.

The Chilean Government’s Ministry of Mining established its first ever auction for the award of lithium, production quotas and licenses (Special Lithium Operations Contracts, or “CEOL”) which would permit the exploitation of an aggregate of 100,000 tons of lithium metal (approximately 530,000 tons of lithium carbonate equivalent) over a 20 year period, subject to a seven percent royalty. In September 2012, we formed a consortium consisting of us, POSCO, Daewoo International Corp, and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction. As required under the rules established by the Ministry of Mining, on September 14 2012, the Consortium submitted its bid for the CEOLs.

On September 24, 2012, the Ministry of Mining opened the bids and informed us that the Consortium’s bid was not the winning bid.

On October 1, 2012, the Ministry of Mining informed us that the Chilean Government decided to invalidate the CEOL process and the results announced on September 24, 2012, due to an administrative error.

We are currently in the process of pursuing the Chilean Government to reconsider its decision to invalidate the CEOL process. We requested that the Chilean Government award the CEOL to the second highest bidder, the Consortium´s offer. We submitted a “Request for Reconsideration” (RFR).   This is deemed to be a friendly recourse which anybody can request an authority to change their decision.

If such action is denied, a fast track Court Action called “Protection Recourse” might take place. Under that circumstance, the Courts would rule whether or not the Government is abusing by its action.   If they rule in our favor, the Government would be forced to complete the process and grant the CEOL to the Consortium.

Pending the outcome of the permitting process, we are exploring other strategies that could enable us to obtain rights to exploit lithium in Chile, whether from our flagship Maricunga project or otherwise. Additionally, we are evaluating the Maricunga project as a potential producer of potassium nitrate. However, there can be no assurance that we will be able to do so in the near future or at all.

Other Permits:

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

Companies who operate must meet, maintain and abide by strict environmental regulations in accordance with state, federal and international laws and regulations. We will also have to abide and comply with National Labor Laws that protect and govern its employees. Additionally, we believe that between our management team, the consultants and experts we have hired, they will be able to satisfy any and all regulatory and compliance requirements.

Brine Exploration Phases:

The life cycle of a brine mining operation can be divided into five phases:

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

We are currently in the exploration phase, seeking to define the type, extent, location and value of deposits.

Competition:

We are currently categorized as a junior mineral resource exploration company that competes with other mineral resource exploration companies for financing, personnel and equipment and for the acquisition of mineral properties. Although our commissioned report which was prepared in accordance with National Instrument 43-101 of the Canadian Securities Administrators completed by Hains Technology and Associates deemed Maricunga suitable to advance to the Feasibility Study stage and a Chilean based independent research firm signumBOX listed Maricunga as one of the top lithium salars in the world, many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties and on exploration and development. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and/or development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Compliance with Government Regulation:

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

Employees:

We have nine full-time employees and/or contract employees, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Executive Vice President.  In addition, we engage several advisors and consultants.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries:

We currently have six wholly owned subsidiaries:

1.	Li3 Energy Peru SRL, a private limited company organized under the laws of Peru;
2.	Minera Li Energy SPA, a wholly owned subsidiary in Chile;
3.	Alfredo Holdings, Ltd., an exempted limited company incorporated under the laws of the Cayman Islands;
4.	Pacific Road Mining Chile, S.A. a Chilean corporation, which is a subsidiary of Alfredo;
5.	Noto Energy S.A., an Argentinean corporation; and
6.	Li3 Energy Caymans, Inc., an exempted limited company incorporated under the laws of the Cayman Islands.

We also own 60% of each of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, a group of six Chilean mining companies, which are wholly owned by Minera Li Energy SPA.

Intellectual Property:

We do not own, either legally or beneficially, any patent or trademark nor any material intellectual license, and are not dependent on any such rights. We have trademarked Li3 Energy, its logo and registered the domain name www.li3energy.com. We consider many of our lithium mining site evaluation, exploration and development techniques to be proprietary, and periodically evaluate whether to seek protection for any such techniques.

Lithium and Lithium Mining

Lithium is the lightest metal in the periodic table of elements.  It is a soft, silver white metal and belongs to the alkali group of elements, which includes sodium, potassium, rubidium, cesium and francium. The chemical symbol for lithium is “Li,” and its atomic number is 3.

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

As mentioned earlier, lithium belongs to the alkali group of metals. This group of metals is typically extracted from solutions called brines, which are associated with evaporite deposits.  Lithium is also contained in the mineral spodumene, which occurs in a rock called pegmatite.  To a lesser extent lithium occurs as a component of certain clay minerals.

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

Brine extraction (mining) and the recovery of lithium and other economic compounds is analogous to pumping water from an aquifer, but instead of fresh water, the water contains a variety of mineral salts in solution, including lithium, potassium (K), magnesium (Mg) and sodium (Na).  This form of “mining” is much more efficient, cost effective and environmentally friendly than open pit mining.  Lithium production from spodumene can typically cost in the range of $4,300 to $4,800 per metric ton of lithium carbonate and is a process that is highly sensitive to energy costs.  On the other hand, lithium production from brines can be accomplished at costs in the range of $2,200 to $2,600 per metric ton of lithium carbonate.  However, the processing cost can vary by a wide range, depending largely on:

•	lithium concentration in the particular brine;

•	evaporation rates at the site, which determine how quickly the brine can be concentrated; and

•	the balance of other minerals in the brine, which affects the degree of processing needed to remove impurities.

Lithium use in Batteries

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

Li-ion batteries have a higher energy density than most other types of rechargeable.  A Li-ion battery can achieve power density of 100-170 watt hours (Wh) per kilogram (kg) of weight, versus NiMH’s 30-80 Wh/kg.  This means that for their size or weight they can store more energy than other rechargeable batteries. Li-ion batteries also operate at higher voltages than other rechargeable, typically about 3.7 volts for Li-ion vs. 1.2 volts for NiMH or NiCd.  This means a single cell can often be used rather than multiple NiMH or NiCd cells.

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

The lithium concentration in the brines is typically measured in parts per million (ppm) or weight percentages. The higher the lithium concentration, the better. However, high local evaporation rates can compensate for lower lithium concentrations.

Providing that lithium contents are high enough, the magnesium to lithium (Mg:Li) ratio is another important chemical feature in assessing favorable brine chemistry and the ultimate economic viability of a site at an early stage.  The lower the ratio the better, as a high ratio means that, during the evaporation process, an increasing amount of lithium will be trapped (“entrained”) in the magnesium salts when they crystallize early.  This will ultimately lead to a lower lithium recovery rate and thus less profitability.  High Mg:Li ratios also generally mean that more soda ash (Na 2 CO 3) reagent is required during the processing of the brine (as described below) and, therefore, may add significantly to costs.

The potassium (K) concentration in the brines is typically measured as a weight percentage. .

The lower the sulphate (SO4) to lithium ratio in the final lithium brine pond, the more the brine will be amenable to lithium extraction via the conventional solar evaporation process.  This is because lithium sulphate (Li 2 SO 4) is highly soluble and so, to the extent that it is able to form, the lithium recovery will suffer.

Key Stages of Lithium Recovery

Currently the most economical way to recover lithium from a salar (a dry lake or salt flat) is by solar evaporation.  However, the process is subject to natural conditions, and the evaporation rate, relative humidity, wind velocity, temperature and brine composition have a tremendous influence on the solar pond requirements and in turn on pumping and settling rates to meet production quotas.

Each lithium recovery process has a unique design based on the concentrations of Li, Na, K, Mg, calcium (Ca) and SO4 in the brine, and, although there may be some similarities, each salar has its own customized methodology for optimum recovery due to the varying ionic concentrations.  Wells are drilled, and the mineral rich brine is pumped to the surface into a series of large shallow ponds of increasing concentration.  As water evaporates, the concentration of minerals in solution increases. Typically the brine evaporates over an 18-24 month period until it has a sufficient concentration of lithium salts.  At that point, the concentrate is shipped by truck or pipelined to processing plants where it is converted to usable salt products.  In the plant, sodium carbonate (soda ash) is added to precipitate lithium carbonate, which is dried and shipped to end users to be further processed into pure lithium metal.  The by-products such as potassium chloride (potash), sodium borate (borax) and other salts may also be recovered and sold to end users.

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

Potentially economic salts produced from the salar brine are NaCl, carnallite, sylvinite and bischoffite, as well as the final end-point brine.  The chemical pond to pond process from the brine feed from the salar to the end-point brine ready for the processing plant is as follows:

•	Calcium Chloride (CaCl2) is added at the beginning in the first pond in order to precipitate out most of the sulphate (SO 4) in the form of gypsum (CaSO 4). Removal of the sulphate is important, as it is detrimental in downstream processing. Furthermore, the gypsum itself has multiple uses from agriculture to construction.

•	In the next two ponds and after solar evaporation, sylvinite will begin to precipitate, which is a combination of table salt and potash (KCl). The sylvinite can be harvested and sent to a froth flotation circuit to produce potash.

•	Finally, the sequential ponding process moves to the lithium ponds until the end-point brine is sufficiently rich in lithium. The lithium is still largely in the final ponds, because it is extremely soluble (likes to stay dissolved in solution), although there will be some lithium entrained in Mg and K salts in previous ponds.

Global Market

Based on the most recent available information from the United States Geological Survey (“USGS”), market conditions improved for lithium-based products in 2011, as sales volumes for major lithium producers in Australia in Chile were reported to increase by more than 20% in the third quarter of 2011, compared with those of the same period in 2010. Consumption by lithium end-use products such as batteries, ceramics and glass, grease, and other industrial applications all increased. In 2011, Chile produced 37.1% of the lithium carbonate worldwide, while Argentina and Australia produced 9.4% and 33.2%, respectively. Many new companies have been reported to be exploring worldwide.

The increase in 2011 production was due primarily to the increase of the lithium-ion battery market, as global sales were $13.9 billion during 2011. These sales are projected to rise to $16.1 billion in 2012, $18.6 billion in 2013, $23.6 billion in 2015, and $34.3 billion in 2020. Other lithium end uses have increased, but not at the same rates as lithium-ion batteries. According to Roskill Information Services Ltd., lithium-ion batteries were the largest single end use for lithium in 2011 (22% of total end use) , but glass & ceramics were still important (21% of total use in 2011).

According to the USGS, Chile is the leading lithium producer in the world.  Argentina, Australia, China, and the United States are also major producers.  The 2012 edition of the USGS Mineral Commodity Summaries gives the following estimated world lithium mine production (in metric tons of lithium content):

	Mine production
	2011 (est.)	2010
Chile	12,600	10,510
Australia	11,300	9,260
China	5,200	3,950
Argentina	3,200	2,950
Portugal	820	800
Zimbabwe	470	470
Brazil	160	160
United States	Withheld	Withheld
World total (rounded)	33,750 [1]	28,100 [1]

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

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

We are an exploration stage company and currently have no revenues. Our business plan depends on our ability to explore for and develop mineral reserves and place any such reserves into extraction. Because we have a limited operating history, it is difficult to predict our future performance.

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

The consolidated financial statements contained herein have been prepared assuming we will continue as a going concern. At June 30, 2012, we had no source of current revenue, had a cash balance of $27,689, negative working capital of $6,940,769 and negative cash flows from operations of $15,571,101 during the period from June 24, 2005 (inception) through June 30, 2012. On August 17, 2012, we received $10,000,000 in funding from POSCAN, resulting in a positive working capital as of September 21, 2012 of approximately $2,500,000. We believe this positive working capital position is sufficient to maintain our basic operations, which does not include future exploration and acquisition activities, for at least the next 12 months. We cannot predict if and when we may generate profits.  After that, we expect to finance our operations primarily through future equity or debt financing. However, as discussed in the notes to our consolidated financial statements included in this Report, there exists substantial doubt about our ability to continue as a going concern because there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our option on the Alfredo Property has expired, and we may have a continuing obligation in the event we develop future iodine nitrate properties in Chile.

On August 3, 2010, we signed an agreement to acquire Alfredo Holdings, Ltd. which held an option to acquire six mining concessions in Pozo Almonte, Chile. We allowed the option to expire because we determined that the project was not economically viable. Pursuant to an amendment to our agreement with the Alfredo Sellers, if and when certain milestones are achieved with respect to any future Li3 Energy Chilean iodine nitrate project, we must make additional payments to the Alfredo Sellers in an aggregate amount of up to $5.5 million.

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

A mineral reserve is defined by the SEC in its Industry Guide 7 (which can be viewed at http://www.sec.gov/divisions/corpfin/forms/industry.html.secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. There can be no assurance that we will ever establish any mineral reserves.

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

In Chile, lithium is not exploitable via regular mining concessions. The Chilean Mining Code (“CMC”) establishes the reserve of lithium to the State of Chile and expressly provides that the exploration or exploitation of “non-concessible” substances (including lithium) can be performed only directly by the State of Chile, or its companies, or by means of administrative concessions or special operation contracts, fulfilling the requirements and conditions set forth by the President of the Republic of Chile for each case. Currently, neither the Company nor its subsidiaries have sufficient authority (or permits) to explore and exploit lithium in Chile.

The Chilean Government’s Ministry of Mining established its first ever auction for the award of lithium, production quotas and licenses (Special Lithium Operations Contracts, or “CEOL”) which would permit the exploitation of an aggregate of 100,000 tons of lithium metal (approximately 530,000 tons of lithium carbonate equivalent) over a 20 year period, subject to a seven percent royalty. In September 2012, we formed a consortium consisting of us, POSCO, Daewoo International Corp, and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction. As required under the rules established by the Ministry of Mining, on September 14, 2012, the Consortium submitted its bid for the CEOLs.

On September 24, 2012, the Ministry of Mining opened the bids and informed us that the Consortium’s bid was not the winning bid.

On October 1, 2012, the Ministry of Mining informed us that the Chilean Government decided to invalidate the CEOL process and the results announced on September 24, 2012, due to an administrative error.

We are currently in the process of pursuing the Chilean Government to reconsider its decision to invalidate the CEOL process. We requested that the Chilean Government award the CEOL to the second highest bidder, the Consortium´s offer. We submitted a “Request for Reconsideration” (RFR).   This is deemed to be a friendly recourse which anybody can request an authority to change their decision.

If such action is denied, a fast track Court Action called “Protection Recourse” might take place. Under that circumstance, the Courts would rule whether or not the Government is abusing by its action.   If they rule in our favor, the Government would be forced to complete the process and grant the CEOL to the Consortium.

Pending the outcome of the permitting process, we are exploring other strategies that could enable us to obtain rights to exploit lithium in Chile, whether from our flagship Maricunga project or otherwise. Additionally, we are evaluating the Maricunga project as a potential producer of potassium nitrate. However, there can be no assurance that we will be able to do so in the near future or at all.

Accordingly, there can be no assurance that we will be able to obtain the permits necessary to exploit any minerals that our exploration activities discover in a timely manner or at all. Any such delay or failure would have a material adverse effect on our development horizon for Maricunga and our prospects.

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

Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging and less expensive. Some of these technologies could be successful and could impact demand for lithium batteries in personal electronics, electric and hybrid vehicles and other applications. Advances in nanotechnology, in particular, offer the prospect of significantly better batteries in the future. For example, researchers at Stanford University have recently demonstrated ultra-lightweight, bendable batteries and super capacitors made from paper coated with ink made of carbon nanotubes and silver nanowires; the material charges and discharges very quickly, making it potentially useful in hybrid and electric vehicles, which need rapid power for acceleration and would benefit from quicker charging than is available with current technologies. We cannot predict which new technologies may ultimately prove to be commercializable and on what time horizon. While lithium battery technology is currently among the best available for electronics, vehicles and other applications, commercialized battery technologies that offer superior weight, capacity, charging time and/or cost could significantly adversely affect the demand for lithium in the future and thus could significantly adversely impact our prospects and future revenues.

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

Our business plan includes acquisition, exploration and development of lithium brine properties.  However, we may pursue this goal by acquiring salt-mining claims and/or options or other interests in salt-mining claims or other types of claims, which we intend to seek to have amended to cover lithium extraction.  There can be no assurance that we will be successful in amending any such claims timely, economically or at all.  See Risk Factors – “Mineral operations are subject to applicable law and government regulation ” above.

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

Our success depends upon the skills, experience and efforts of our management and other key personnel, including our Chief Executive Officer.  As a relatively new company, much of our corporate, scientific and technical knowledge is concentrated in the hands of a few individuals.  We do not have employment agreements with any of our employees other than our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Vice President.  We do not maintain key-man life insurance on any of our management or other key personnel.  The loss of the services of one or more of our present management or other key personnel could significantly delay our exploration and development activities as there could be a learning curve of several months or more for any replacement personnel.  Furthermore, competition for the type of highly skilled individuals we require is intense and we may not be able to attract and retain new employees of the caliber needed to achieve our objectives.  Failure to replace key personnel could have a material adverse effect on our business, financial condition and operations.

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

The SEC has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby.  We are currently authorized to issue an aggregate of 1,000,000,000 shares of capital stock consisting of 990,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors.  As of October 8, 2012, there are 392,108,252 shares of our common stock and no shares of our preferred stock outstanding.  There are 4,200,000 shares of our common stock reserved for issuance under our 2009 Equity Incentive Plan (the “2009 Plan”), of which we have 1,450,000 nonqualified stock options, 950,000 restricted stock units and 1,700,000 shares of restricted stock outstanding. Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. In addition, there are 157,698,684 shares of our common stock issuable upon the exercise of outstanding warrants and another approximately 20,614,977 shares issuable upon conversion of outstanding convertible promissory notes.

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

The information set forth above under “Business” relating to our exploration properties (primarily Maricunga) is incorporated herein by reference.

We lease approximately 800 square feet of office space in Lima, Peru, on which our lease payments were $48,262 for fiscal year 2012.  We also lease approximately 1,500 square feet of office space in Santiago, Chile, with monthly rent of approximately $3,454. This lease commenced on July 1, 2011, and we paid rent during fiscal year 2012 amounting to $36,762. This lease expires June 30, 2014. We believe our leased facilities are adequate for our needs at present.

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

As the majority shareholder of each of the six Maricunga Companies, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders. Certain minority shareholders have filed counterclaims against us to declare, among other things, the invalidation of the shareholders meetings on October 6, 2011, at which required contributions were established that such minority shareholders failed to make. We are currently preparing our response. Our future plans are not dependent on the outcome of this matter with respect to the development of the Maricunga project

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

As of October 8, 2012, there were 392,108,252 shares of our common stock issued and outstanding, 157,698,684 shares issuable upon exercise of outstanding warrants and other rights, approximately 20,614,977 shares issuable upon conversion of outstanding convertible notes, 1,700,000 unvested shares of restricted stock, 950,000 restricted stock units, and 1,450,000 shares issuable upon exercise of outstanding options. Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. On October 8, 2012, there were approximately 185 holders of record of shares of our common stock.

Since July 1, 2006, our common stock has been listed for quotation on the over-the-counter market, originally under the symbol “MYTC.”  Our symbol changed to “NNDY” in July 2008 in connection with our name change to NanoDynamics Holdings, Inc.  Our symbol changed to “LIEG” effective November 18, 2009, in connection with our name change to Li3 Energy, Inc.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the over-the-counter market.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our Common Stock is thinly traded and, thus, pricing of our common stock on the over-the-counter market does not necessarily represent its fair market value.

Period	High	Low

Fiscal Year Ending June 30, 2011
First Quarter	$0.4200	$0.1850
Second Quarter	0.3200	0.1010
Third Quarter	0.5100	0.2150
Fourth Quarter	0.4500	0.1950

Fiscal Year Ending June 30, 2012
First Quarter	$0.2300	$0.1010
Second Quarter	0.1300	0.0600
Third Quarter	0.1400	0.0700
Fourth Quarter	0.1000	0.0600

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

As of the date of this Report, we have outstanding 1,450,000 nonqualified stock options under the 2009 Plan, with a weighted average exercise price of approximately $0.38 per share, of which options for 866,666 are currently vested.  In addition, we have granted (a) an award of 2,500,000 shares of restricted stock under the 2009 Plan, of which 800,000 shares are currently issued and vested, and (b) awards of restricted stock units with respect to 950,000 shares of common stock, 233,333 of which are currently vested.  For all option grants, our Board of Directors has set (or will set) the exercise price of the options at a price equal to or greater than the fair market value of our common stock on the date of grant of the options.  Of the outstanding options under the 2009 Plan, 866,666 have vested.  200,000 of such options vested immediately and have a five year term, 1,000,000 options vest in three equal installments on each of the first, second and third anniversary of the date of grant and have a ten year term, and the remaining 250,000 options vest in after eighteen months from the date of grant and have a five year term Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations.

The following table provides information as of June 30, 2012, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Weighted-
		average	Number of securities
	Number of securities	Exercise price of	remaining available for
	to be issued upon	Outstanding	future issuance under equity
	exercise of	options,	compensation plans
	outstanding options,	Warrants and	(excluding securities reflected
	warrants and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,450,000	$0.38	1,050,000 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,450,000	$0.38	1,050,000 (2)

(1)	Represents the 2009 Equity Incentive Plan.
(2)	950,000 of such shares are reserved for issuance pursuant to Restricted Stock Units granted under the 2009 Plan, 233,333 of which have vested.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a South America based and US listed exploration company in the lithium and mining sector. We aim to acquire, develop and commercialize a significant portfolio of lithium brine deposits in the Americas.

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

We were initially incorporated on June 24, 2005, as Mystica Candle Corp. in the business of manufacturing, marketing and distributing soy-blend scented candles and oils. It was determined that we could not continue with the original business plan. In July 2008, we changed our name to NanoDynamics Holdings, Inc., to facilitate discussions with NanoDynamics, Inc. regarding a possible business combination that was not completed. In October 2009, we changed our name to Li3 Energy, Inc. as we refocused our business strategy on the energy sector and lithium mining opportunities.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission (“SEC”) (the “Form 10-K”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of, and for the years ended, June 30, 2012 and 2011, are based on our audited consolidated financial statements as of June 30, 2012, and for the years ended June 30, 2012 and 2011.

You should read this discussion and analysis together with such consolidated financial statements and the notes thereto.

Going Concern

At June 30, 2012, we had no source of current revenue, had a cash balance of $27,689, a negative working capital of $6,940,769 and negative cash flows from operations of $15,571,101 during the period from June 24, 2005 (inception) through June 30, 2012. On August 17, 2012, we received $10,000,000 in funding from POSCAN, resulting in a positive working capital as of September 21, 2012, of approximately $2,500,000. We believe this positive working capital position is sufficient to maintain our basic operations, which does not include future exploration and acquisition activities, for at least the next 12 months.

In the course of its exploration activities, we have sustained and continue to sustain losses. We cannot predict if and when we may generate profits. In the event we identify commercial reserves of minerals, we will require substantial additional capital to develop those reserves and permits from the Chilean government to exploit the mineral reserves, neither of which is assured (refer to section on Mineral Rights below).

To take us into the operational stage and to begin generating revenues, we will require a substantial injection of funds to progress development of our properties. We expect to finance our future growth primarily through equity and debt financings. However, there exists substantial doubt about our ability to continue as a going concern because there is no assurance that we will be able to obtain such capital. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, then our operations would be materially negatively impacted.

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

These conditions raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required until such time as we can generate sources of recurring revenues and to ultimately attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operational Update

Mineral Rights

Maricunga

On May 20, 2011, we and the shareholders (the “Maricunga Sellers”) of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, a group of six private companies (the “Maricunga Companies”), signed the Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga (the “Acquisition Agreement”), whereby we, through our Chilean subsidiary, Minera Li, acquired from the Maricunga Sellers a 60% interest in each of the Maricunga Companies. The purchase price, including amounts paid to agents, was $6,370,000 in cash and 127,500,000 restricted shares of our common stock (the “Maricunga Purchase Price Shares”), which had a fair value of $31,875,000 based on the market price on the date of issuance. 50% of the common stock issued was restricted from sale for nine months and the remainder of which is restricted from sale for 18 months as provided in the Acquisition Agreement (the “Lock-Up”).  The Lock-Up will terminate if (a) we sign an agreement with one or more investors for them to finance the necessary development of the project to the stage of commercial production; (b) an offer with characteristics of a take-over bid is made for our shares; (c) our current CEO sells his shares in the Company, or (d) we agree to sell our shares in Minera Li Energy SPA and/or Minera Li Energy SPA agrees to the sale of the Maricunga Shares.  In the event of (d) above, we have agreed that the sale price in any such sale will be based on at least two valuations carried out by institutions with recognized experience in these types of mining assets.

The Maricunga property is an exploration property and covers an area of approximately 3,553 acres (1,438 hectares), comprising six concessions, each held by a separate legal entity, and is located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile. Each concession grants the owner the right to explore for mineral deposits at the Maricunga property.

We agreed with the Maricunga Sellers: (a) to increase the number of directors constituting our Board of Directors to seven; (b) that the Maricunga Sellers will have the right to nominate three of our directors and that a fourth director (who shall hold the position of Chairman of the Board) will be jointly nominated by the Maricunga Sellers and by our management (such persons, or any successors thereto nominated by the Maricunga Sellers or by the Maricunga Sellers and management, as the case may be, the “Nominees”), and that the Board shall appoint such Nominees to fill vacancies created in the Board by the increase in the number of directors and by resignations, to serve until the next annual meeting of stockholders; (c) that the Nominees shall continue to be nominated as directors by our management at the next and subsequent annual meetings of our stockholders, and at any special meeting of the stockholders at which directors are to be elected (collectively, a “Meeting”), during the period of the Lock-Up (but the Nominees will be subject to reelection by the stockholders as provided in our By-Laws); and (d) that if any Nominee is not elected by the stockholders pursuant to the By-Laws, the Maricunga Sellers, or the Maricunga Sellers and management, as the case may be, will have the right to designate the same or another person as their Nominee at the next Meeting, provided it is within the period of the Lock-Up.

In September 2011, POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO (a South Korean company), purchased 38,095,300 Units of our securities for approximately $8 million, with each “Unit” consisting of one share of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $0.40 per share. POSCAN agreed to purchase an additional 47,619,000 Units at the same $0.21 price per Unit (for an aggregate additional purchase price of approximately $10 million) upon satisfaction of certain conditions. The agreement with POSCAN includes provisions for POSCAN to purchase brine from the Maricunga property and test it at POSCAN’s test facility in Korea. In addition, we and POSCAN will discuss and evaluate the development, financing and construction of a brine testing facility on the Maricunga property, and if such a facility is built, we would supply the test facility with brine and other materials and utilities and assist POSCAN in obtaining any rights, licenses and permits required to build and operate such facility. POSCO (with its subsidiaries) is a diversified company, with operations in energy, chemicals and materials and is one of the largest steel manufacturers in the world.

In December 2011, we completed our phase one exploration work on Maricunga with the $8 million funding from POSCAN. We hired independent Qualified Persons in order to complete a NI 43-101 of the Canadian Securities Administrators based on its 2011 exploration and development plan.

The POSCAN agreement required us to produce a Technical Report in accordance with National Instrument 43-101 of the Canadian Securities Administrators (“NI 43-101”) as a milestone for the second tranche of funding. In April 2012, we reported the completion of the NI 43-101 that summarizes and validates the results of our $8 million Phase One Exploration and Development Program on our Maricunga Project in Chile, completed in December 2011, subsequently followed by the second tranche of funding by POSCAN in August 2012. The Technical Report was prepared by Donald H. Hains, P. Geo., Principal of Hains Technology Associates, who is a Qualified Person as defined by NI 43-101. The key highlights of the Compliant Measured Report include:

•	Further exploration work and expenditures are warranted to advance the Maricunga Project to the Feasibility Stage (economic assessment);

•	The property holds significant potential for development as a source of lithium, potassium and boron;
•	Exploration work indicates that the brines in the property are enriched in lithium and potassium and that the brine has a Mg/Li ratio permitting lithium recovery.

As a result of the POSCAN second tranche of investment under the SPA (the “Second Closing”), 62,499,938 Units were issued to POSCAN for $9,999,990, with each “Unit” consisting of one share of common stock and a three-year warrant to purchase one share of common stock for $0.21 per share.

On the same date, we entered into an additional agreement to the SPA (the “Additional Agreement”) with POSCAN which, among other things, modifies certain provisions of the SPA. The Additional Agreement reduced POSCAN’s purchase price per Unit (as defined below) for the Second Closing (as defined below) from $0.21 per share to $0.16 per share, and reduced the exercise price of all of the warrants sold under the SPA (the “Unit Warrants”) from $0.40 per share to $0.21 per share.

Pursuant to the Additional Agreement, we also agreed to issue to POSCAN a two-year warrant (the “Bonus Warrant”) to purchase 5,000,000 shares of our common stock at an exercise price of $0.15 per share. Furthermore, the Additional Agreement provides that, subject to certain exceptions, we must issue additional shares of our common stock to POSCAN in the event that we issue or sell any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing.

The Additional Agreement provides restrictions on our use of the proceeds from the Second Closing, and includes our agreement to use our best efforts to obtain a Chilean lithium production concession and to take certain steps towards commercialization of our flagship Maricunga property.

We plan to apply the bulk of those funds towards the necessary expenditures in order to complete a feasibility study on Maricunga. In the event producible quantities of minerals are determined to be economically feasible, we will still be required to obtain permits from the Chilean government to exploit the mineral reserves. There is no assurance that our testing or feasibility analysis will indicate economically producible quantities or that we will be able to obtain the necessary permits to exploit the mineral resources.

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

As the majority shareholder of each of the six Maricunga Companies, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders. Certain minority shareholders have filed counterclaims against us to declare, among other things, the invalidation of the shareholders meetings on October 6, 2011, at which, required contributions were established that such minority shareholders failed to make. We are currently preparing our response. Our future plans are not dependent on the outcome of this matter with respect to the development of the Maricunga project

We may also seek to acquire additional properties for any processing site and we also plan to make improvements to the Maricunga site infrastructure, camp, and property.

The Chilean Government’s Ministry of Mining established its first ever auction for the award of a lithium production quotas and licenses (Special Lithium Operations Contracts, or CEOLs), which would permit the exploitation of an aggregate of 100,000 tons of lithium metal (approximately 530,000 tons of lithium carbonate equivalent) over a 20 year period, subject to a seven percent royalty. In September 2012, we formed a consortium consisting of us, POSCO, Daewoo International Corp, and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction. As required under the rules established by the Ministry of Mining, on September 14, 2012, the Consortium submitted its bid for the CEOLs.

On September 24, 2012, the Ministry of Mining opened the bids and informed us that the Consortium’s bid was not the winning bid.

On October 1, 2012, the Ministry of Mining informed us that the Chilean Government decided to invalidate the CEOL process and the results announced on September 24, 2012, due to an administrative error.

We are currently in the process of pursuing the Chilean Government to reconsider its decision to invalidate the CEOL process. We requested that the Chilean Government award the CEOL to the second highest bidder, the Consortium´s offer. We submitted a “Request for Reconsideration” (RFR).   This is deemed to be a friendly recourse which anybody can request an authority to change their decision.

If such action is denied, a fast track Court Action called “Protection Recourse” might take place. Under that circumstance, the Courts would rule whether or not the Government is abusing by its action.   If they rule in our favor, the Government would be forced to complete the process and grant the CEOL to the Consortium.

Pending the outcome of the permitting process, we are exploring other strategies that could enable us to obtain rights to exploit lithium in Chile, whether from our flagship Maricunga project or otherwise. Additionally, we are evaluating the Maricunga project as a potential producer of potassium nitrate. However, there can be no assurances that we will be able to do so in the near future or at all.

Alfredo

On August 3, 2010, we signed an agreement to acquire Alfredo Holdings, Ltd., which held an option to acquire six mining concessions in Pozo Almonte, Chile. We allowed the option to expire because we determined that the project was not economically viable. Pursuant to an amendment to our agreement with the Alfredo Sellers, if and when certain milestones are achieved with respect to any future Li3 Energy Chilean iodine nitrate project, we must make additional payments to the Alfredo Sellers in an aggregate amount of up to $5.5 million.

Other Properties

We have acquired other interest in certain Peruvian and Argentina properties during 2010. We have determined that these properties were not economically feasible, and as a result, we have impaired any investment in these properties and will not be pursuing them any further. We have recorded an impairment of $300,000 in fiscal 2012 and $50,000 in fiscal 2011 relating to these properties.

Strategic Plan

Part of our strategic plan is to explore and develop our existing projects as well as to identify other synergistic opportunities with new projects with production potential that that could also be advanced in an accelerated manner, with the goal of becoming a company with valuable lithium, potassium, nitrates and other industrial minerals properties.  Our primary objective is to become a low cost lithium producer as well as a significant producer of potassium nitrate. The key to achieving this objective is to become an integrated chemical company through the strategic acquisition and development of lithium assets as well as other assets that have by-product synergies. The third leg of our strategic plan is to develop improved technologies for the extraction of lithium from brines.

We have acquired a 60% interest in the Maricunga project, an advanced lithium and potassium chloride project in Chile, and we continue to explore other lithium and industrial minerals prospects in the region.

Our current strategy principally involves the exploration of the Maricunga property and the acquisition of a source of iodine and nitrate. On the Maricunga project, we have received $8 million of funding from POSCAN, which was spent to complete our Phase One Exploration and Development Plan. Such plan has been completed, and we have successfully produced a technical report in accordance with National Instrument 43-101 of the Canadian Securities Administrators for Maricunga. Upon achieving the NI 43-101 compliant resource, we satisfied the conditions to receive the additional $10 million of funding from POSCAN. In August 2012, we received the $10 million second tranche funding as committed by POSCAN.

We now expect to spend the necessary funds in order to complete a feasibility study on Maricunga (a “feasibility study” means a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision whether to advance the development of the deposit for mineral production).

In the event that we ultimately do not obtain the necessary permits for lithium exploitation for our current Maricunga properties, we will pursue a strategy for the production of potassium from those properties. Our Technical Report in accordance with National Instrument 43-101 of the Canadian Securities Administrators (“NI 43-101”) shows that potassium resources are available in the Maricunga properties. As part of our strategic plan, we always had plans to produce a potassium by-product alongside the lithium. Potassium exploitation does not require special permits and is exploitable via regular mining concessions, according to the Chilean Mining Code.

During this process, we will still recover the lithium, but we will not be able to sell it without a permit. It is expected that this legislation will change in due course and thus we will be able to eventually sell our lithium production.

Our alternative would be producing potash that in combination with sodium nitrates will mix to produce potassium nitrate (KNO3). Potassium nitrate is a valuable product used in fertilizers. Potassium nitrate is used extensively as a fertilizer. Its advantage over commodity based fertilizers such as potash is that it provides two essential elements (nitrogen and potassium) in a single product. Because it has no sodium chloride content, it does not rot or damage delicate plants such as tobacco or the roots of fruit trees. As it is totally water soluble, naturally-derived potassium nitrate is especially suitable for use in organic farming and in hydroponic (soil free) agriculture. There is an increase in demand for this product, particularly in China, India, and Brazil. Chile is today the largest producer of potassium nitrate.

In the event we were to develop a potassium nitrate production on the Maricunga properties, we would complete a feasibility study of the economics of the project and would be required to raise approximately between $130 million to $150 million to bring the project into production.

To produce potassium nitrate, we will also be required to obtain a source of sodium nitrate which could come from either 1) developing a sodium nitrate and iodine project; or 2) buying the sodium nitrate from different producers in the north of Chile. The Atacama Desert in the north of Chile is rich in sodium nitrate. The company previously had an option on the Alfredo iodine and nitrates project. At the time we decided not to pursue that option because we were focused in developing the Maricunga properties as a lithium project. This property is still available for development. There are also a number of other projects in the north of Chile with the same characteristics that we have evaluated in the past and can pursue if this is the strategy going forward. Also, there are a number of producers of iodine in the north of Chile that have nitrates stockpiled which, as nitrates by themselves, are not economically profitable. There would be opportunities for us to acquire these to complement our potassium production.

In parallel to these efforts, we continue to consider various alternatives to continue to pursue our lithium strategy. These include the acquisition of nearby properties within the same Maricunga Salar that do not require special lithium permits for exploitation.

Application of Intensified Evaporative Technology (R3 Fusion)

R3 Fusion, Inc. (“R3”) is a technology company that has developed, patented, demonstrated and is currently commercializing its Short Path Condensate Recovery (SPaCeR) technology, which utilizes waste process heat and engineering designed to achieve a highly cost effective means of environmentally friendly fluid processing.

We believe the SPaCeR™ technology may speed the rate of mineral recovery from brine, however, there can be no assurance that it will do so on a commercially favorable basis or at all. Not only do we believe R3’s SPaCer technology can aid in the recovery of lithium, but we believe it will allow brine mining operations to use smaller facilities, reducing their footprint by as much as 1,000-fold.

On January 13, 2012, we entered into an agreement, (the “R3 Agreement”), with R3 Fusion, Inc. (“R3”) to apply R3’s SPaCeR in processing brine from our properties. Pursuant to the R3 Agreement, R3 will provide us with a demonstration plant consisting of two units having a design flow capacity of at least 1.6 liters per second each, and on-site training. Upon installation of the facilities, we will pay R3 equipment use fees of $37,500 per month for the first twelve months following successful installation and commissioning of the system, and, if we elect to keep the equipment on site thereafter, $12,500 per month for up to an additional thirty-six months.

The R3 Agreement also provides that we will be given the exclusive license (the “Exclusive Rights”), subject to final negotiations, to exploit R3’s SPaCeR technology throughout the world for the processing of lithium-containing brine for so long as we are using such systems in the processing of brine at our facilities in South America.

Results of Operations

Fiscal Year Ended June 30, 2012 Compared with Fiscal Year Ended June 30, 2011

Revenues

We had no revenues during the years ended June 30, 2012 and 2011.

Operating Expenses

Exploration Expenses

During the years ended June 30, 2012 and 2011, we incurred exploration expenses of $6,193,533 and $560,075, respectively. The expenses incurred during the year ended June 30, 2012, relate to our efforts to begin exploration activities on our Maricunga project in Chile and principally include drilling expenses and other related expenses. The expenses incurred during the year ended June 30, 2011, relate primarily to our other properties which we no longer are exploring.

Mineral Rights Impairment Expense

During the years ended June 30, 2012 and 2011, we incurred impairment expenses of $300,000 and $4,120,000, respectively. Mineral rights impairment expense for the year ended June 30, 2012, is a result of the impairment of the Noto properties. Mineral rights impairment expense recorded during the year ended June 30, 2011 is a result of the impairments of the Alfredo property ($4,070,000) and the Peru property ($50,000). We determined that these projects did not meet our requirements for additional mining development activities.

Loss on Settlements, Net

During the year ended June 30, 2011, we recorded a loss on settlement of $1,920,000 as a result of issuing 6,000,000 shares of the our common stock in connection with a settlement related to the Puna property obligation.  In addition, we recorded a gain on settlement of $422,500 as a result of a settlement with Lacus (payment of $150,000 in cash and 500,000 shares of the Company’s common stock), which was less than we had accrued for these expenses as of June 30, 2010. The Puna and Lacus settlements were related to the Argentinian properties that were terminated. There were no similar transactions during the year ended June 30, 2012.

General and Administrative Expenses

Our general and administrative expenses for the years ended June 30, 2012 and 2011 consisted of the following:

			Increase
	June 30, 2012	June 30, 2011	(Decrease)
Professional fees-legal	$1,210,123	$1,021,198	$188,925
Wages and salaries	1,115,824	571,337	544,487
Travel expenses	896,898	697,729	199,169
Stock based compensation	649,580	1,941,862	(1,292,282)
Registration rights penalties	479,777	38,750	441,027
Write-offs of deposits on potential acquisitions	400,000	-	400,000
Marketing and investor relations	395,416	232,289	163,127
Professional fees-others	375,881	45,868	330,013
Professional fees-finance/accounting	330,798	414,804	(84,006)
Office expenses	307,320	91,864	215,456
Board of Directors expenses	215,935	-	215,935
Professional fees-audit	205,273	150,710	54,563
Insurance	100,079	63,828	36,251
Filing fees	99,791	57,536	42,255
Other	213,348	120,892	92,456
	$6,996,043	$5,448,667	$1,547,376

We incurred total general and administrative expenses of $6,996,043 for the year ended June 30, 2012 compared to $5,448,667 for the year ended June 30, 2011, a $1,547,376 increase, which comprised of:

•	Professional fees-legal increased by $188,925 due to due diligence expenses in connection to potential acquisitions and the POSCAN funding;
•	Wages and salaries expense increased by $544,487 due to the increase in hiring of new employees, including a CEO, a full time CFO, and office staff;
•	Travel expenses increased by $199,169 due to investor relations activities in relation to seeking sources of funding;
•	Registration rights penalties increased by $441,027 due to penalties incurred in connection with the failure to file a timely registration statement;
•	Write-offs of deposits on potential acquisitions increased by $400,000 due to write-offs of payments to New World Resource Corp. and to the Claritas and Bongos properties;
•	Marketing and investor relations increased by $163,127 due to activities for actively seeking various sources of funding;

•	Professional fees-others increased by $330,013 due to consulting fees related to the acquisition and development of the Maricunga project;
•	Office expenses increased by $215,456 mainly due to the opening of our new office in Chile;
•	Board of Directors fees increased by $215,935 due to the approval of fees to be paid to the Board of Directors in 2012;
•	Professional fees-audit increased by $54,563 due to higher activity as a result of the development of the Maricunga project;
•	Insurance increased by $36,251 mainly due to insurance costs related to the new Chile location;
•	Filing fees increased by $42,255 mainly due to the Form S-1 filings during the year 2012, XBRL requirements which started during 2012 and an increase in press release activities in 2012;
•	Other expenses increased by $92,456 mainly due to the higher activity as result of the development of the Maricunga project.
•	These increases were partially offset by an $84,006 decrease in professional fees-finance/accounting due to the hiring of new employees during 2012 and a $1,292,282 decrease in stock compensation to as a result of fewer services paid for with stock.

Other (Income) Expense

Loss on Debt Extinguishment

We incurred a loss on debt extinguishment of $841,752 during the year ended June 30, 2012 as a result of entering into a waiver agreement with the lenders whereby the terms of the notes were extended and the conversion price was reduced from $0.40 per share to $0.12 per share, which resulted in us expensing all unamortized deferred financing costs and recording the difference between the carrying value of the notes and the estimated fair value of the post-modification notes as expense. There were no similar transactions during the year ended June 30, 2011.

Change in Fair Value of Derivative Liability – Warrant Instruments

During the year ended June 30, 2012, we recorded a gain of $10,780,342 on the change in fair value of derivative liability – warrant instruments, compared to a loss of $6,116,147 during the year ended June 30, 2011.  The change in fair value of our derivative warrant liability has no impact on our cash flows from operations and was primarily a result of the decrease in our stock price during the year ended June 30, 2012.

Warrant Modification Expense

During the year ended June 30, 2011, we modified certain warrants by which new warrants were issued in exchange for the exercise of previously issued warrants.  The newly issued warrants were treated as derivatives as they contain certain anti-dilution features.  We valued the new warrants issued as a result of the modification using a modified lattice model and recorded expense of $1,068,320 during the year ended June 30, 2011. There were no similar transactions during the year ended June 30, 2012.

Interest Expense

During the years ended June 30, 2012 and 2011, interest expense was $1,150,634 and $410,056, respectively.  The increase in interest expense was a result of interest and amortization of the debt discount on the $1.5 million zero coupon convertible notes issued in May 2011, and interest on new promissory notes issued during the second half of fiscal year 2012.

Gain on Foreign Currency Transactions

During the years ended June 30, 2012 and 2011, gain on foreign currency transactions amounted to $14,142 and $1,383, respectively.

Net Loss

Net loss for the year ended June 30, 2012 was $4,687,478 compared to a net loss of $19,219,382 for the year ended June 30, 2011.  The decrease is primarily due to an unrealized gain on the change in fair value of derivative liabilities - warrant instruments of $10,780,342 in 2012 compared to an unrealized loss of $6,116,147 in 2011. This decrease was partially offset by a $1,863,334 increase in our total operating expenses in 2012, compared to the prior year.

Net Loss Attributable to Non-Controlling Interest

During the years ended June 30, 2012 and 2011, the net loss attributable to non-controlling interests was $2,375,407 and $-0-, respectively.  This represents the non-controlling interest’s 40% share of expenses relating to the exploration of the Maricunga Property.

Liquidity and Capital Resources

We are primarily engaged in exploration and acquisition of new properties and do not generate income from operations currently. Our primary source of liquidity has been debt and equity financing.

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

Various factors outside of our control, including the price of lithium, potassium nitrate and other minerals, overall market and economic conditions, the volatility in equity markets may limit our ability to raise the capital needed to execute our plan of operations. These or other factors could adversely affect our ability to raise additional capital. As a result of an inability to raise additional capital, our short-term or long-term liquidity and our ability to execute our plan of operations could be significantly impaired.

On August 24, 2011, we entered into a Securities Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA”) with POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO (a Korean company), (together, the POSCAN Agreements”), pursuant to which on September 14, 2011, POSCAN purchased 38,095,300 Units for $0.21 per Unit or $8,000,013 ($7,314,069 after offering expenses), with each “Unit” consisting of one share of our common stock and a three-year warrant (“POSCAN Warrants”) to purchase one share of our common stock at an exercise price of $0.40 per share.

During the year ended June 30, 2012, we raised net proceeds of $7,314,069 from an investment from POSCAN, $210,000 from the exercise of warrants and $1,500,000 from the issuance of short-term notes. During the year ended June 30, 2011, we raised net proceeds of $7,935,828 from private placement offerings, $1,433,575 from the exercise of warrants and $1,500,000 from the issuance of zero-coupon convertible notes. In the aggregate, we issued 38,085,300 warrants at an exercise price of $0.21 per share (as ultimately amended) in connection with equity and debt arrangements in 2012 and 46,750,323 warrants at prices ranging from $0.05 per share and $0.50 per share in connection with such instruments in 2011 (after issuance, the share and price per share amounts of certain of these warrants have been adjusted pursuant to the anti-dilution provisions thereof).

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

The securities purchased by POSCAN are restricted and may not be sold (subject to customary exceptions) until the earlier of nine months from their issuance or November 20, 2012. Pursuant to the IRA, we have granted POSCAN the right to demand registration of the common stock included in the Units, and issuable upon exercise of the warrants included in the Units, commencing 12 months after the date of issuance of the Units and ending five years after the date of the IRA. Our obligation to register any such shares shall terminate once they may be sold without registration in any 30 day period pursuant to Rule 144 under the Securities Act. Upon a registration demand made by POSCAN pursuant to the IRA, we must file a registration statement covering the shares within 75 calendar days of such demand, and use our best efforts to have it declared effective within 120 calendar days of filing. If we do not meet these deadlines, we must pay liquidated damages of 2% of the purchase price of the securities per month until such failures are cured (up to an aggregate maximum of 10%). POSCAN will also have “piggy-back” registration rights with respect to such shares.

In connection with the transactions with POSCAN, we have entered into an Amendment and Waiver Agreement with the holders of our zero-coupon bridge notes, dated as of August 25, 2011 (the “Waiver Agreement”). Pursuant to the Waiver Agreement, effective upon the closing of POSCAN’s initial $8 million investment, the zero-coupon bridge notes were then due on June 30, 2012, and we were not required to make any prepayment out of the proceeds of the POSCAN investment. The Waiver Agreement does not alter the principal amount of the zero-coupon bridge notes; however, it provided that such notes will accrue interest at a rate of 15% per annum from February 2, 2012, until June 30, 2012. The Waiver Agreement also reduces the conversion price of the zero-coupon bridge notes to $0.12 per share. In connection with the Waiver Agreement, we have agreed to pay an arranger a cash fee of $30,000. The foregoing is a summary of the principal terms of the Waiver Agreement and is qualified in its entirety by the detailed provisions of the actual agreement, which is an exhibit to this annual report and is incorporated herein by reference.

Events subsequent to June 30, 2012

o	Funding Activity

In August 2012, as a result of the POSCAN second tranche of investment under the SPA (the “Second Closing”), 62,499,938 Units were issued to POSCAN for $9,999,990, with each “Unit” consisting of one share of common stock and a three-year warrant to purchase one share of common stock for $0.21 per share.

On the same date, we entered into an additional agreement to the SPA (the “Additional Agreement”) with POSCAN which, among other things, modifies certain provisions of the SPA. The Additional Agreement reduced POSCAN’s purchase price per Unit (as defined below) for the Second Closing (as defined below) from $0.21 per share to $0.16 per share, and reduced the exercise price of all of the warrants sold under the SPA (the “Unit Warrants”) from $0.40 per share to $0.21 per share.

Pursuant to the Additional Agreement, we also agreed to issue to POSCAN a two-year warrant (the “Bonus Warrant”) to purchase 5,000,000 shares of our common stock at an exercise price of $0.15 per share. Furthermore, the Additional Agreement provides that, subject to certain exceptions, we must issue additional shares of our common stock to POSCAN in the event that we issue or sell any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing.

The Additional Agreement provides restrictions on our use of the proceeds from the Second Closing, and includes the Company’s agreement to use its best efforts to obtain a Chilean lithium production concession and to take certain steps towards commercialization of its flagship Maricunga property.

o	Chilean Exploitation Permits

The Chilean Government’s Ministry of Mining established its first ever auction for the award of a lithium production quotas and licenses (Special Lithium Operations Contracts, or CEOLs), which would permit the exploitation of an aggregate of 100,000 tons of lithium metal (approximately 530,000 tons of lithium carbonate equivalent) over a 20 year period, subject to a seven percent royalty.  In September 2012, we formed a consortium consisting of us, POSCO, Daewoo International Corp, and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction.  As required under the rules established by the Ministry of Mining, on September 14th, 2012, the Consortium submitted its bid for the CEOLs.

On September 24, 2012, the Ministry of Mining opened the bids and informed us that the Consortium’s bid was not the winning bid.

On October 1, 2012, the Ministry of Mining informed us that the Chilean Government decided to invalidate the CEOL process and the results announced on September 24, 2012, due to an administrative error.

We are currently in the process of pursuing the Chilean Government to reconsider its decision to invalidate the CEOL process. We requested that the Chilean Government award the CEOL to the second highest bidder, the Consortium´s offer. We submitted a “Request for Reconsideration” (RFR).   This is deemed to be a friendly recourse which anybody can request an authority to change their decision.

If such action is denied, a fast track Court Action called “Protection Recourse” might take place. Under that circumstance, Courts would rule whether or not the Government is abusing by its action.   If they rule in our favor, the Government would be forced to complete the process and grant the CEOL to the Consortium.

Pending the outcome of the permitting process, we are exploring other strategies that could enable us to obtain rights to exploit lithium in Chile, whether from our Maricunga project or otherwise. Additionally, we are evaluating the Maricunga project as a potential producer of potassium nitrate.  However, there can be no assurances that we will be able to do so in the near future or at all.

o	Shares for Debt Settlement

In addition to utilizing our capital to acquire properties and pay other corporate costs, we periodically issue shares of our common stock as consideration in lieu of cash to conserve our cash and meet our obligations. We likely will continue to issue common stock for these purposes where feasible, if we determine that it is in our economic best interests. In September 2012, we issued 5,825,761 shares of our common stock for the settlement of $390,326 relating to some outstanding liabilities at June 30, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").  U.S. GAAP represents a comprehensive set of accounting and disclosure rules and requirements.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, however, in the past the estimates and assumptions have been materially accurate and have not required any significant changes. Should we experience significant changes in the estimates or assumptions that would cause a material change to the amounts used in the preparation of our financial statements, material quantitative information will be made available to investors as soon as it is reasonably available.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has made significant estimates related to the fair value of shares issued for mineral acquisitions; the fair value of derivative liabilities; stock-based payments; and contingencies.

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

Share-Based Payments

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last quoted market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

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

As required by FASB ASC Topic No. 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Non-Controlling Interests

We are required to report our non-controlling interests as a separate component of shareholders’ equity. We are also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to our shareholders separately in our consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of, and for the years ended, June 30, 2012 and 2011, and for the period from June 24, 2005 (inception) through June 30, 2012, are included beginning on Page F-1 immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles in the United States of America. In addition, we engaged third party consultants to assist us with our accounting functions and in performing the additional analyses referred to above. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012, based on the framework in Internal Control—Integrated Framework and the Internal Control over Financial Reporting—Guidance for Smaller Public Companies, both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness:

As of June 30, 2012, certain controls related to the financial statement close and reporting process were not functioning effectively to properly accrue certain expenses and classify some expenses in the financial statements. Management concluded that this control deficiency constituted a material weakness at June 30, 2012. We are currently in the exploration stage, and we have focused on hiring individuals to assist in identifying and pursuing business opportunities in lithium and industrial minerals mining. Although we have hired qualified resources to carry out our day-to-day accounting and financial reporting obligations, we have not yet reached the point at which we have adequate resources to address all accounting procedures, especially the process to close our financial records at each reporting period in a timely manner. These control weaknesses were, in part, due to lack of adequate funding during the period in which the financial statements were being prepared.

Because of this material weakness, management has concluded that our Company did not maintain effective internal control over financial reporting as of June 30, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

(c) Changes in Internal Controls.

As a result of the recent additional funding from POSCAN, the Board of Directors has mandated management to remedy the identified deficiency. We are in the process of engaging the necessary resources to ensure that this weakness will not occur in the future. This would include increasing our staff complement and use of third party resources to formalize, evaluate and test the financial closing process and the internal review procedures in an effort to ensure that our consolidated financial statements accurately reflect our financial condition and results of operations

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed
Luis Francisco Saenz	41	Chief Executive Officer and Director	October 19, 2009
R. Thomas Currin, Jr.	55	Chief Operating Officer	August 11, 2010
Luis Santillana	36	Chief Financial Officer	July 1, 2012
Patrick Cussen	63	Chairman of the Board	December 5, 2011
Alan S. Fraser	50	Director	October 23, 2011
Patricio A. Campos	66	Director	October 23, 2011
Eduardo G. de Aguirre	65	Director	October 23, 2011
Hyundae Kim	42	Director	September 14, 2011
Harvey McKenzie	66	Director	June 27, 2011
David G. Wahl	67	Director	February 18, 2010

The following person served as an executive officer of our Company until his resignation at the close of business on the last day of fiscal 2012:

Name	Age	Title	Date First Appointed
Eric E. Marin	51	Interim Chief Financial Officer	January 13, 2010

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

Luis Santillana became our Vice President of Finance on March 1, 2012, and has been our Chief Financial Officer since July 1, 2012. Mr. Santillana strengthens our existing management team and brings additional domain expertise, having over 10 years’ experience in the mining industry, specifically in finance, fund raising, debt facilities, deal negotiation and execution, strategic and financial planning, financial valuations, treasury management, and improvement of management reporting. Prior to joining our Company, Mr. Santillana held the position of Strategic Planning Manager, for ENRC plc, a $7 billion revenue, diversified mining company listed on the London Stock Exchange (FTSE 100). Based in London, he was involved in strategic and financial planning and management reporting for ENRC. From September 2008 to June 2010, Mr. Santillana was responsible for the financial planning and treasury functions at London Mining plc, an iron-ore mining company listed on the London Stock Exchange (AIM). Prior to joining London Mining plc, Mr Santillana worked for Hochschild Mining plc, a Peruvian gold and silver producer, where he was part of the core management team that led Hochschild Mining’s successful IPO and listing on the London Stock Exchange (FTSE 250). Mr Santillana holds an MBA from IESE Business School (Spain) and a Bachelor’s Degree in Industrial Engineering from Universidad de Lima (Peru).

Patrick Cussen joined our Company as Chairman of the Board of Directors in September 2011. Mr. Cussen brings us 40 years of mineral and mining expertise and is currently the President of Celta, a Chilean mining consulting and service company to the Latin American mining industry advising global clients including: Antofagasta Minerals, Vale, Phelps Dodge (Freeport), Placer Dome (Barrick), Codelco, Citibank, LS-Nikko Copper and Royal Gold. From 1972 – 1985, Mr. Cussen held numerous positions within Codelco, the world’s largest copper producer, culminating as Managing Director, Chile Copper Ltd., a London based Codelco subsidiary. From 1985 – 1990, Mr. Cussen was VP Sales, Empresa Minera de Mantos Blancos S.A. (subsidiary of Anglo American Chile). Mr. Cussen is currently Chairman of the Board of the Center for Copper and Mining Studies, Cesco, the Chilean think-tank on mining. Mr. Cussen is also a former member of the board of the Chilean Copper Commission. Mr. Cussen is an industrial civil engineer and holds an MA in economics from the University of Chile.

Patricio Campos joined our Board of Directors in September 2011. Mr. Campos brings us valuable domain expertise having over 39 years’ experience in the mining industry, specifically in project exploration, evaluation, technical and economic preparation. His mineral and mining experience includes copper, gold and non-metallic (coal, phosphate, limestone, nitrate and iodine, lithium (brines) minerals, boran and potassium chloride projects. Mr. Campos has also acted as a consultant in the evaluation of ore deposit reserves, copper, gold, iodine, nitrate, coal, phosphate, lithium salares, boron, potassium chloride and potassium sulphate projects. Prior to joining our Company, Mr. Campos previously led and supervised the construction of several plants (iodine, bagging) for Chemical & Mining Co. of Chile Inc. (NYSE: SQM), a multi-national global producer and seller of fertilizers and specialty chemicals and Bifox Ltd. (phosphoric acid, grinding, crushing). Additionally, Mr. Campos has worked as a consultant spanning 30 years for companies such as Anglo American (Salar de Atacama Project), SQM (Salar de Atacama Project), Falcon Mines, MAGSA, ACF Minera S.A., SCM Montevideo & Montecristo, and Sociedad Minera Isla Riesco. Mr. Campos has also actively participated in due diligence processes and negotiations for assets such as Algorta Norte S.A.’s iodine project, SQM’s Salar de Atacama and Antucoya copper projects, Codelco´s El Hueso gold mine and other exploration projects, Phelp Dodge’s Safford project, among others. Mr. Campos is a former Professor of Mining Economy at the Mining Department, Universidad de Chile and a former Professor for due diligence, Mining Department, Escuela de Ingenieria, Unversidad de Chile and Instituto de Indenieros de Minas de Chile. Currently Mr. Campos is a member of the Comité de Recursos Mineros del IIMCh (Mining Resources Committee, Chile). Mr. Campos received his Civil Mining Engineering degree from Universidad de Chile and Graduated in economic evaluation and project preparation, Bid-Odeplan-Universidad Católica de Chile.

Alan S. Fraser joined our Board in September 2011 and brings us over 24 years of experience in Engineering Business Development specifically for Mining Projects, Mining Project Evaluations, Due Diligence Studies, Process Plants, Power Plants, Petrochemical Process Plants, Sulphuric Acid Plants, Infrastructure and Environmental Assessments. Currently, Mr. Fraser is the Managing Director and shareholder of P3 Consultores S.A, a Project Management Services Company providing risk administration to clients including Anglo American, Colahuasi and others. From 2001 to 2009, Mr. Fraser held numerous positions, culminating as the Director, Business Development for Fluor, Chile S.A. servicing global clients including BHP Billiton Base Metals, Rio Tinto, Anglo American, Xstrata, Codelco, Antofagasta Minerals, Southern Peru Copper Corporation, General Atomics. While in this capacity, Mr. Fraser actively participated in numerous resource projects including; winning the Gaby SX-EW EPCM Project for Codelco, ($900 million), Pascua Lama EPC Project for Barrack Gold ($2.3 billion), Gold Mill EPCM Project for Minera Yanacocha ($240 million), Sulphide Leach EPCM Project of Minera Escondida Ltda. ($780 million), Ilo Smelter Modernization EPCM Project ($400 million), and engineering studies as Codelco Minco 230 k tpd, Salobo Feasibility Study for CVRD (Brazil), additional work for Newmont/Minera Yanacocha including the Gold Mill Project, Collahuasi SX/EW expansion studies and Material Handling support, Minera Escondida Water Supply Studies. Also recent detail engineering services for the expansion of Lomas Bayas ($47 million) and the Feasibility Study of the El Morro project ($1.5 billion). Mr. Fraser is a Civil Mining Engineer, Universidad de Chile, Santiago, Chile.

Eduardo de Aguirre joined our Board of Directors in October 2011. Mr. de Aguirre brings us over 35 years' experience in business development, project management and finance. Since 2007, Mr. de Aguirre has served as Legal Representative to General Dynamics Installation Services Inc., Chile who are building and commissioning radio telescopes for the ALMA Project for a total value of about $150MMUS. ALMA is the largest astronomical project in existence in the world, now in construction in the Atacama desert in Chile and will be fully operational in 2013. Its total cost is in the range of billions of dollars. In addition, since 2005, he has acted as Consultant and Sales Representative for Latin America to General Dynamics SATCOM Technologies Inc. Prior to that, from 2000 – 2011, he acted as a consultant for various Chilean entities including Target-DDI, AACA, ASL, Filmosonido and ViaSat. From 1989 – 2000, Mr. de Aguirre served as Regional Manager in South America and as General Manager of the Chilean Subsidiary of Scientific Atlanta, Inc. Mr. de Aguirre is a Civil Industrial Engineer and attended Engineering School at the Catholic University, Santiago, Chile.

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

Harvey McKenzie was appointed to our Board of Directors on June 27, 2011. Mr. McKenzie is a Chartered Accountant and has been the CFO and corporate secretary of Anconia Resources Corp. (TSXV: ARA.V) since June 2011 and the CFO and a director of Martina Minerals Corp. (TSXV: MTN.V) (formerly Manor Global Inc., a capital pool company), since February 2005.  Prior thereto, Mr. McKenzie served as the CFO of several Canadian publicly listed exploration, development and producing mining companies, including Eurotin Inc. from May 2011 to September 2011, Sino Vanadium Inc. from May 2010 to March 2011, Iberian Minerals Corp. from July 2007 to June 2009, Carlisle Goldfields Limited from September 2006 to July 2007, and Asian Mineral Resources Limited from July 2006 to January 2008.  From August 2005 to July 2007, he was the CFO and a director of Card One Plus, Ltd., an electronic payment solutions company. Prior thereto he was the CFO of Thistle Mining Inc. from March 1999 to August 2005 (TSXV: TMG.V). He has also served as a consultant for several private companies and on the boards of several junior Canadian natural resource companies for over a decade. Prior thereto, he was in the financial services sector from 1987 to 1995; and from 1983 to 1987 he served as Director of Information Services of Ernst & Young, Chartered Accountants, in Toronto. From 1977 to 1983, he provided management and controllership functions for various financial institutions. From 1970 to 1977, he served as an Auditor for PricewaterhouseCoopers, Chartered Accountants. Mr. McKenzie obtained his Diploma in Alternate Dispute Resolution from the University of Toronto in 2001. He obtained his C.A. from the Institute of Chartered Accountants of Ontario in 1973 and his B.Sc. (Hons.) in Mathematics from the University of Toronto in 1970.

David G. Wahl, P. Eng., P.Geo. ICD.D was appointed to our Board of Directors on February 18, 2010.  From 2005 to the present, Mr. Wahl has been the President and CEO of Southampton Associates - Consulting Engineers & Geoscientist, a private consulting concern specializing in mining and technical issues for corporate clients, financial institutions and governments. Mr. Wahl is a Director of Renforth Resources Inc. (TSX-V) and Femin Inc (Frankfurt). Mr. Wahl also has served in a technical advisory capacity to certain financial institutions, government agencies, and national legal and accounting firms.  As a past director of the Prospectors and Developers Association, Mr. Wahl provided independent peer review of the OSC/TSE Mining Standard Task Force and for Canadian National Instrument 43-101.  Mr. Wahl contributed to a similar review process as co-chair of the Professional Engineers of Ontario Review Committee.  Mr. Wahl is a graduate of the Colorado School of Mines and received a degree as an Engineer of Mines in 1968.

Eric E. Marin served as our interim Chief Financial Officer from January 13, 2010 until June 30, 2012.. Mr. Marin has worked in the Management and Information Technology Consulting business for almost 20 years. Mr. Marin is the Managing Partner of R&M Global Advisors, LLC, a privately-held consultancy firm offering management, financial, and information technology consulting services to companies. From April 2006 to April 2009, Mr. Marin was a vice president of Quorum Business Solutions where he was responsible for building and managing client relations and overseeing operational budget, strategic planning, business development and organizational leadership services for various Fortune 500 companies. Prior to that, from December 2003 through March 2006, Mr. Marin was the president and founder of Marin Medical Services LLC, a company providing front and back-office services to the healthcare industry. From April 1996 to November 2003, Mr. Marin was a partner with Accenture Ltd. where Mr. Marin was responsible for providing management and IT consulting services to Fortune 100 companies. From February 1994 to April 1996, Mr. Marin was project manager of Insource Management Group, where he managed IT consulting services for a number of companies. Mr. Marin received a Masters of Business Administration degree from the University of Houston in 1992, and a Bachelor of Science degree in Computer Science from Texas A&M University in 1986.

Rights to Nominate Directors

We have agreed with the Maricunga Sellers:  (a) to increase the number of directors constituting our Board of Directors to seven; (b) that the Maricunga Sellers will have the right to nominate three of our directors and that a fourth director (who shall hold the position of Chairman of the Board) will be jointly nominated by the Maricunga Sellers and by our management (such persons, or any successors thereto nominated by the Maricunga Sellers or by the Maricunga Sellers and management, as the case may be, the “Nominees”), and that the Board shall appoint such Nominees to fill vacancies created in the Board by the increase in the number of directors and by resignations, to serve until the next annual meeting of stockholders; (c) that the Nominees shall continue to be nominated as directors by our management at the next and subsequent annual meetings of our stockholders, and at any special meeting of the stockholders at which directors are to be elected (collectively, a “Meeting”), during the period of the Lock-Up (but the Nominees will be subject to reelection by the stockholders as provided in our By-Laws); and (d) that if any Nominee is not elected by the stockholders pursuant to the By-Laws, the Maricunga Sellers, or the Maricunga Sellers and management, as the case may be, will have the right to designate the same or another person as their Nominee at the next Meeting, provided it is within the period of the Lock-Up.  To date, the Maricunga Sellers have exercised their right to nominate the following Board members: Eduardo de Aguirre, Patricio Campo, and Alan Fraser. All three Nominees were appointed to our Board of Directors on October 23, 2011. Thereafter, our Chairman of the Board, Patrick Cussen, was appointed to our Board on December 5, 2011.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”  However, our Board of Directors has determined that each of Messrs. De Aguirre, Campos, Cussen, Fraser, Kim, McKenzie and Wahl- is an “Independent Director” within the meaning of the rules of the Nasdaq Stock Market. Furthermore, our Board has determined that each member of the Audit Committee is “independent” within the meaning of Rule 10A-3(b)(1) under the Exchange Act.

Board of Director Meetings

Our business is under the general oversight of the Board of Directors as provided by the laws of Nevada and our bylaws. During the fiscal year ended June 30, 2012, the Board of Directors held seven meetings and took action by unanimous written consent in lieu of a meeting two times. Except as set forth below, each incumbent director attended at least 75% of the Board of Directors meetings and the meetings of the committees on which he served during fiscal 2012 (or the portion thereof during which he has been a director).

Director	Percentage of meetings attended
Hyundae Kim	11%
Patricio Campos	50%
David Wahl	57%
Eduardo Aguirre	63%

Board Committees

Until December 5, 2011, we had not established any committees of our Board of Directors.  The entire Board of Directors has historically performed all functions that would otherwise be performed by committees, including audit and nominating committees.  Effective December 5, 2011, our Board of Directors formed an Audit Committee, a Compensation Committee, a Health, Safety, Environment and Community Committee and a Nominating and Corporate Governance Committee. We have subsequently adopted charters for all such committees.

Audit Committee

The purpose of the Audit Committee of the Board of Directors is to represent and assist the Board in monitoring (i) accounting, auditing, and financial reporting processes; (ii) the integrity of our financial statements; (iii) our internal controls and procedures designed to promote compliance with accounting standards and applicable laws and regulations; and (iv) the appointment of and evaluating the qualifications and independence of our independent registered public accounting firm. The Audit Committee’s responsibilities are set forth in its formal charter. The Audit Committee consists of Mr. McKenzie (Chairperson) and Messrs. Cussen and Fraser. The Audit Committee was formed on December 5, 2011, and has met two times during fiscal 2012.

The Board of Directors has determined that all Audit Committee members are financially literate under the rules of the Nasdaq Stock Market. The Board also determined that Mr. McKenzie qualifies as an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K promulgated under the Exchange Act.

Compensation Committee

The purpose of the Compensation Committee of the Board of Directors is to (i) assist the Board in discharging its responsibilities with respect to compensation of our executive officers, (ii) evaluate the performance of our executive officers, and (iii) administer our stock and incentive compensation plans and recommend changes in such plans to the Board as needed. The Compensation Committee’s specific responsibilities are set forth in its formal charter. The Compensation Committee currently consists of Mr. De Aguirre (Chairman) and Messrs. Cussen, Kim and Saenz. Mr. Saenz, as Chief Executive Officer, is not independent within the meaning of the rules of the Nasdaq Stock Market; nonetheless, we believe that his presence on the Compensation Committee is productive, given the size and history of our Company. The Compensation Committee was formed on December 5, 2011, and has met two times during fiscal 2012.

Health, Safety, Environment and Community Committee

The purpose of the Health, Safety, Environment and Community Committee of the Board of Directors is to assist the Board in discharging its responsibilities with respect to (i) employee health and safety, (ii) the protection of the environment, and (iii) our relationship to the local communities affected by our operations. The Health, Safety, Environment and Community Committee’s specific responsibilities are set forth in its formal charter. The Health, Safety, Environment and Community Committee currently consists of Mr. Campos (Chairman) and Messrs. Fraser and Wahl. The Health, Safety, Environment and Community Committee was formed on December 5, 2011, and has not met during fiscal 2012.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee of the Board of Directors is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and its committees, in monitoring a process to assess Board effectiveness and in developing and implementing corporate procedures and policies. The Nominating and Corporate Governance Committee’s specific responsibilities are set forth in its formal charter. The Nominating and Corporate Governance Committee currently consists of Mr. Cussen (Chairman) and Messrs. McKenzie and Saenz. Mr. Saenz, as Chief Executive Officer, is not independent within the meaning of the rules of the Nasdaq Stock Market; nonetheless, we believe that his presence on the Nominating and Corporate Governance Committee is productive, given the size and history of the Company. The Nominating and Corporate Governance Committee was formed on December 5, 2011, and has not met during fiscal 2012.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a Company Code of Ethics and a Code of Ethics for Financial Reporting Officers (collectively, “Codes”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our Codes will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics or Code of Ethics for Financial Reporting Officers please make written request to our President c/o Marchant Pereira 150 Of. 803 Providencia, Santiago de Chile, Chile.  We believe our Codes are reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Whistle Blowing Policy

We have adopted a Company Whistle Blowing Policy, for which a copy will be provided to any person requesting same without charge.  To request a copy of our Whistle Blowing Policy please make written request to our President c/o Marchant Pereira 150 Of. 803 Providencia, Santiago de Chile, Chile.  We believe our Whistle Blowing Policy is reasonably designed to provide an environment where our employees and consultants may raise concerns about any and all dishonest, fraudulent or unacceptable behavior, which, if disclosed, could reasonably be expected to raise concerns regarding the integrity, ethics or bona fides of the Company.

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

			Number of
			transactions that
			were not
	Number of late		reported on a	Failure to file a
Name	reports		timely basis	required Form
R. Thomas Currin, Jr.	-		-	-
Anthony Hawkshaw	-		-	-
Eric E. Marin	-		-	-
Harvey McKenzie	1		1	-
David Rector	-		-	-
Patrick Cussen	1		1	-
Alan S. Fraser	1		1	-
Patricio A. Campos	1		1	-
Eduardo G. de Aguirre	1		1	-
Hyundae Kim	1	*	1	1
Luis Francisco Saenz	-		-	-
Luis Santillana	1	*	-	-
Kjeld Thygesen	-		-	-
David G. Wahl	-		-	-
Calcata Sociedad Anónima S.A.	-		-	-
POSCO Canada Ltd.	1	*	-	-

* Form 3 Initial Statement of Beneficial Ownership of Securities

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended June 30, 2012 and June 30, 2011 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2012; and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2011 that received annual compensation during such fiscal year in excess of $100,000.

Summary Compensation Table

							Change
							in
							Pension
							Value
						Non-Equity	and Non-
						Incentive	qualified
						Plan	Deferred
Name and				Stock	Option	Compen-	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	sation	Earnings	Compensation
Position	Year	($)	($)	($)	($)	($)	($)	($)	Total ($)
Luis Francisco Saenz	2012	225,000	200,000	-	-	-	-	19,070	444,070
Chief Executive Officer (1)	2011	75,000	-	154,000	-	-	-	-	229,000

Thomas E. Currin	2012	212,500	-	-	-	-	-	-	212,500
Chief Operating Officer (2)	2011	75,000	100,000	1,232,500	343,310	-	-	-	1,750,810

Luis Santillana	2012	61,667	20,000	34,500	30,725	-	-	-	146,892
Chief Financial Officer (3)	2011	—	-	-	-	-	-	-	-

Eric E. Marin	2012	201,772	-	-	-	-	-	-	201,772
Interim Chief Financial Officer (4)	2011	10,000	-	-	-	-	-	-	10,000

(1)	Mr. Saenz was appointed our Chief Executive Officer as of October 19, 2009. Mr. Saenz has an employment agreement with us as described below. We granted Mr. Saenz 1,500,000 shares of our restricted common stock upon his initial hire and 700,000 restricted stock units on June 27, 2011, which had a grant date fair value of $154,000. We have been paying Mr. Saenz at the rate of $100,000 per annum for the first calendar quarter of 2011 and $200,000 per annum thereafter. On May 2, 2012, our Board of Directors approved a cash bonus of $200,000 for Mr. Saenz’ achievements for fiscal years 2010 and 2011 and an increase to Mr. Saenz’ compensation from $200,000 per annum to $250,000 per annum, retroactive as of January 1, 2012. In December 2011, the Company paid approximately $19,070 for Mr. Saenz’ rental expenses for an apartment located in Chile.

(2)	Mr. Currin was appointed our Chief Operating Officer on August 11, 2010. We granted 2,500,000 shares of restricted stock to MIZ under the 2009 Plan, which vest upon the achievement of certain milestones, and the grant date fair value of which is $950,000. During the year ended June 30, 2011, we also granted to MIZ 736,842 shares of common stock outside of the 2009 Plan with a grant date fair value of $282,500. In connection with our hiring of Mr. Currin, we granted 1,000,000 stock options under the 2009 Plan to MIZ, having a grant date fair value of $343,310. Mr. Currin’s base salary was $200,000 per annum. However, pursuant to an amendment to the our Employment Services Agreement with MIZ, we issued an aggregate of 500,000 shares of our common stock in lieu of (i) all base salary earned in calendar year 2010 and (ii) one-half of the base salary for the first calendar quarter of 2011. On May 2, 2012, our Board of Directors approved an increase to Mr. Currin’s compensation from $200,000 per annum to $225,000 per annum, retroactive as of January 1, 2012.

(3)	Mr. Santillana served as our Vice President of Finance from March 1, 2012 until June 30, 2012, when he was appointed Chief Financial Officer. Mr. Santillana has an employment agreement with us as described below. We agreed to grant Mr. Santillana restricted stock units under our 2009 Plan with respect to 250,000 shares of our common stock and options under our 2009 Plan to purchase another 250,000 shares of our common stock, however, such grants have not yet been made. We paid Mr. Santillana a $20,000 bonus during fiscal year 2012, and we have been paying Mr. Santillana at the rate of $185,000 per annum for the entire period of his employment.

(4)	Mr. Marin was appointed our Interim Chief Financial Officer on January 13, 2010. Mr. Marin was compensated through our Engagement Letter with Marin Management Services, LLC, dated January 7, 2010 (the “Marin Agreement”), pursuant to which we pay $200 per hour for Mr. Marin’s services to us as Interim Chief Financial Officer. On November 23, 2011, we entered into a Contractor Services Agreement (the “R&M Agreement”) with R&M Global Advisors, Inc., an entity controlled by Mr. Marin, in which we have retained Mr. Marin’s services as our Interim Chief Financial Officer for a term beginning on September 15, 2011, and continuing for six months thereafter with provision for automatic renewal for successive six month periods unless either provides notice of non-renewal. Under the R&M Agreement, we will pay an initial fee of $15,000 plus a monthly fee of $15,000 per month, commencing retroactively on September 15, 2011. The amounts for the fiscal year 2012 represent billings for professional services by R&M Global Advisors. Mr. Marin resigned at the close of business on June 30, 2012.

Outstanding Equity Awards at Fiscal Year-End

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2009 Equity Incentive Plan. (See “Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance under Equity Compensation Plans,” above).

The following tables set forth information regarding stock options held by the Company’s Named Executive Officers at June 30, 2012.

Option Awards
Equity incentive
plan awards:
	Number of	Number of	Number of
	securities	securities	Securities
	underlying	underlying	underlying
	unexercised	unexercised	unexercised	Option plan
	options	options	unearned	exercise	Option
Name	exercisable (#)	unexercisable (#)	options (#)	price ($)	expiration date
Luis Saenz (2)	—	—	—	—	—
Luis Santillana (3)	—	250,000	250,000	0.40	3-1-2017
Thomas Currin (4)	—	666,667	666,667	$0.38	8-10-2020
Eric E. Marin	—	—	—	—	—

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)
Luis Saenz (2)	—	—	466,667	$63,000
Luis Santillana(3)	—	—	250,000	—
Thomas Currin (4)	—	—	1,700,000	$153,000
Eric E. Marin	—	—	—	—

(1)	Value is based on last sale price of our common stock on June 30, 2012, which was $0.09 per share.

(2)	In May 2011, Mr. Saenz received a grant of 700,000 restricted stock units (each unit is equivalent to one common share) under the 2009 Plan of which 233,333 units vested on January 15, 2012 and the remaining 466,667 units will vest in equal installments on January 15, 2013 and 2014, respectively. The vested units have not been issued as of June 30, 2012.
(3)	Pursuant to an Employment Agreement, we have agreed to grant Mr. Santillana 250,000 restricted stock units under our 2009 Equity Incentive Plan, which shall vest in three equal installments on each of March 1, 2013, 2014 and 2015. We have also agreed to grant Mr. Santillana an option under our 2009 Equity Incentive Plan to purchase an aggregate of 250,000 shares of our common stock, exercisable for a term of five years at an exercise price of $0.40 per share, which option shall vest in its entirety on September 1, 2013.

(4)	Consists of awards granted to MIZ Comercializadora, S. de R.L. (“MIZ”), a corporation owned in part by Mr. Currin. Mr. Currin was granted 2,500,000 restricted common shares under the 2009 Plan subject to vesting upon achievement of various milestones. 800,000 shares have vested as of June 30, 2012. Also includes options granted under the 2009 Plan to purchase 1,000,000 shares of common stock which vests in three equal installments on each of August 10, 2011, 2012 and 2013.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement, including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Agreements with Executive Officers

We have an employment agreement with each of our Chief Executive Officer, our Chief Financial Officer and our Executive Vice President.  Each of our former Interim Chief Financial Officer and our Chief Operating Officer is compensated through an agreement between us and his affiliate.

Employment Agreement with Luis Saenz

We have entered into an Employment Services Agreement with our Chief Executive Officer, Luis Saenz, effective as of August 24, 2011.  Under the Employment Services Agreement we will pay Mr. Saenz such base salary as may be determined by our Board of Directors.  The Employment Services Agreement has an initial term of one year and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew.  We may also pay Mr. Saenz an annual bonus at such time and in such amount as may be determined by our Board of Directors in its sole discretion.

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

Engagement Letter with Marin Management Services/ R&M Global Advisors, Inc.

Mr. Marin formerly served as our Interim Chief Financial Officer from January 13, 2010 until June 2012.  During this period Mr. Marin and his consulting firm R&M Global Advisors, Inc. received compensation varying from $200 per hour in the initial stages of the arrangement to $15,000 a month prior to his contract being terminated effective June 30, 2012.

Employment Services Agreement with MIZ Comercializadora

We retained Mr. Currin’s services as our Chief Operating Officer under an Employment Services Agreement, dated as of August 11, 2010, with MIZ Comercializadora, S. de R.L. (“MIZ”), a corporation owned in part by Mr. Currin.  Under the Employment Services Agreement, we will pay MIZ a base fee of $200,000 per year (the “Base Fee”), in monthly installments.  After the first year, the base fee may be increased on each anniversary of the Employment Services Agreement at the sole discretion of our Board of Directors.  We paid MIZ a signing bonus of $100,000, in a combination of cash and restricted shares. On June 27, 2011, MIZ was awarded a bonus of $100,000 which was paid during October 2011 Any further bonuses will be subject to Board approval. On May 2, 2012 Mr. Curin’s remuneration was increased to $225,000 per year.

Pursuant to the Employment Services Agreement, we have granted to MIZ an award under the 2009 Plan pursuant to which we issued 2,500,000 restricted shares of our common stock (the “Restricted Stock”).  The shares of Restricted Stock vest in installments of between 300,000 and 1,000,000 shares upon the achievement of certain milestones set forth in the Employment Services Agreement, subject to acceleration upon a change of control or a termination of Mr. Currin’s employment by MIZ for Good Reason (as defined in the Employment Services Agreement) or by us for any reason other than for Cause (as defined in the Employment Services Agreement). To date, 800,000 shares of the Restricted Stock have vested. If his employment is terminated by us for Cause, or by Mr. Currin for any reason other than Good Reason, then all unvested Restricted Stock will immediately expire.

In February 2011, the Employment Services Agreement was amended. Under the Amendment, MIZ received a combination of 500,000 shares of common stock, and $25,000 in lieu of salaries for the nine months ended March 31, 2011.

Pursuant to the Employment Services Agreement, we have granted to MIZ an option to purchase an aggregate of 1,000,000 shares of our common stock under the 2009 Plan, exercisable at a price of $0.38 per share, one third of such options vest on each of August 11, 2011, 2012 and 2013.  If we terminate Mr. Currin’s employment for Cause, then all such options, whether or not vested, will immediately expire.  If his employment is terminated voluntarily by MIZ without Good Reason, then all unvested options will immediately expire.  Vested options, to the extent unexercised, will expire one month after the termination of employment (or nine months in the case of his death or permanent disability).  If his employment is terminated (a) in connection with a Change of Control (as defined in the Employment Services Agreement), (b) by us without Cause or (c) by MIZ for Good Reason, then all unvested options will immediately vest and will expire nine months after such event. Mr. Currin’s employment agreement is subject to a non-compete clause for a period of 18 months after termination of the employment agreement.

Mr. Currin’s employment with us is “at-will” and terminable at any time for any reason or for no reason.  If Mr. Currin’s employment is terminated by us without Cause, we must continue to pay MIZ the base fee at the rate then in effect for a period of 18 months and, with respect to the first annual bonus, to the extent the milestones therefor are achieved, pay MIZ a pro rata portion of the annual bonus.  If MIZ terminates the Employment Services Agreement for Good Reason, or in the event of a termination of employment due to a permanent disability, we will continue to pay MIZ the base fee at the rate then in effect for a period of 18 months.

Employment Services Agreement with Luis Santillana

We are party to an Employment Services Agreement with Mr. Santillana, dated as of December 1, 2011, amended as of March 1, 2012 (the “Employment Agreement”). Under the Employment Agreement, Mr. Santillana shall devote his full-time efforts to us, and we have been paying Mr. Santillana an annual base salary of $185,000. The Employment Agreement has an initial term of one year and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew. Pursuant to the Employment Agreement, we have agreed to pay Mr. Santillana an initial bonus of $40,000, $20,000 of which has been paid to date, and we may also pay Mr. Santillana an annual bonus of up to 50% of his base salary, at such time and in such amount as may be determined by our Board of Directors in its sole discretion. We have agreed to grant Mr. Santillana 250,000 restricted stock units under our 2009 Equity Incentive Plan, which shall vest in three equal installments on each of March 1, 2013, 2014 and 2015. We have also agreed to grant Mr. Santillana an option under our 2009 Equity Incentive Plan to purchase an aggregate of 250,000 shares of our common stock, exercisable for a term of five years at an exercise price of $0.40 per share, which option shall vest in its entirety on September 1, 2013. However, we have not yet granted any options or restricted stock units to Mr. Santillana.

Mr. Santillana’s employment by us is “at-will” and terminable at any time for any reason or for no reason. If Mr. Santillana’s employment is terminated by us without Cause or in connection with a Change of Control (as such terms are defined in the Employment Agreement) or if he terminates his employment for Good Reason (as defined in the Employment Agreement), his restricted stock units and options will vest immediately and expire nine months after such termination. If we terminate Mr. Santillana’s employment without Cause, or in connection with a Change of Control, or if Mr. Santillana terminates his employment for Good Reason, or in the event of a termination of employment due to a permanent disability, we will continue to pay Mr. Santillana his base salary at the rate then in effect for a period of nine months.

For the duration of the employment period and, unless we terminate Mr. Santillana’s employment without Cause, for a period of nine months thereafter, Mr. Santillana has agreed not to directly or indirectly compete with any business engaged in by us or proposed to be engaged in by us during the period of his employment anywhere within the countries in which we are then operating.

The foregoing is a summary of the principal terms of the Employment Agreement and is qualified in its entirety by the detailed provisions of the actual agreement, which is filed as an exhibit to this Annual Report and is incorporated herein by reference.

Compensation of Non-Employee Directors

On May 2, 2012, our Board adopted a plan of compensation for its non-employee directors’ services to the Company, pursuant to which each current and former non-employee director shall be paid cash (the “Cash Director Compensation”) at the greatest of the following annual rates that applies to such director during the relevant time periods: $64,000 for the Chairman of the Board; $40,000 for the Audit Committee Chairman; $34,000 for the Chairman of any other standing Board committee; and $24,000 for directors who do not chair any committees. The Cash Director Compensation shall be deemed to begin to accrue retroactively for each non-employee director on the later of such director’s initiation of substantial involvement with the Board, as determined in good faith by the Chief Executive Officer, and July 1, 2011 (each such director’s “Compensation Start Date”). The increased rates of Cash Director Compensation for the Chairman of the Board and Committee Chairmen shall only apply to the period of time that the relevant director served in such capacity.

The Board also determined to grant to each of its non-employee directors other than the Chairman of the Board 100,000 Restricted Stock Units under the 2009 Plan, which shall vest in three equal installments on each of the first three anniversaries of such director’s Compensation Start Date. Finally, the Board determined to grant to the Chairman of the Board 300,000 Restricted Stock Units under the 2009 Plan, which shall vest in three equal installments on each of the first three anniversaries of his becoming Chairman of the Board. Such restricted stock units have not yet been granted, as we do not have sufficient shares authorized at this time for issuance pursuant to awards under our 2009 Plan to accommodate all of such restricted stock units.

Equity Compensation Plan Information

On October 19, 2009, our Board of Directors adopted, and our stockholders approved, the 2009 Equity Incentive Plan (the “2009 Plan”), which reserved a total of 5,000,000 shares of our common stock for issuance under the 2009 Plan (800,000 shares of which have been issued and the restrictions thereon lapsed).  If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan.

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

Upon Mr. Thygesen’s resignation from the Board of Directors on September 14, 2011, his options, to the extent unvested, terminated immediately.  Accordingly, only 166,667 of his options remained outstanding following such resignation, and they expired unexercised on December 14, 2011.  Upon Mr. Hawkshaw’s resignation from the Board of Directors on October 14, 2011, his options, to the extent unvested, terminated immediately.  Accordingly, only 16,667 of his options remain outstanding following such resignation, and they expired on January 14, 2012.

As noted above, pursuant to the Employment Services Agreement, we have granted to MIZ an option to purchase an aggregate of 1,000,000 shares of our common stock under the 2009 Plan, exercisable at a price of $0.38 per share, the fair market value per share of common stock on August 11, 2010, with a term of ten years. One third of such options vests on each of August 11, 2011, 2012 and 2013.  If we terminate Mr. Currin’s employment for Cause, then all such options, whether or not vested, will immediately expire.  If his employment is terminated voluntarily by MIZ without Good Reason, then all unvested options will immediately expire.  Vested options, to the extent unexercised, will expire one month after the termination of employment (or nine months in the case of his death or permanent disability).  If his employment is terminated (a) in connection with a Change of Control (as defined in the Employment Services Agreement), (b) by us without Cause or (c) by MIZ for Good Reason, then all unvested options will immediately vest and will expire nine months after such event.

The Board granted 700,000 restricted stock units to Luis Saenz, which vest in three equal installments on January 15, 2012, 2013 and 2014.

Pursuant to an Employment Agreement, we have agreed to grant Mr. Santillana 250,000 restricted stock units under our 2009 Equity Incentive Plan, which shall vest in three equal installments on each of March 1, 2013, 2014 and 2015. We have also agreed to grant Mr. Santillana an option under our 2009 Equity Incentive Plan to purchase an aggregate of 250,000 shares of our common stock, exercisable for a term of five years at an exercise price of $0.40 per share, which option shall vest in its entirety on September 1, 2013.

The Board also determined to grant to each of its non-employee directors other than the Chairman of the Board 100,000 Restricted Stock Units under the 2009 Plan, which shall vest in three equal installments on each of the first three anniversaries of such director’s Compensation Start Date. Finally, the Board determined to grant to the Chairman of the Board 300,000 Restricted Stock Units under the 2009 Plan, which shall vest in three equal installments on each of the first three anniversaries of his becoming Chairman of the Board. Such restricted stock units have not yet been granted, as we do not have sufficient shares authorized at this time for issuance pursuant to awards under our 2009 Plan to accommodate all of such restricted stock units.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of October 8, 2012 by:

☐	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

☐	each of our directors;

☐	each of our executive officers; and

☐	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.  Information given with respect to beneficial owners who are not officers or directors of ours is to the best of our knowledge.  Unless otherwise noted, the address of each person below id c/o Li3 Energy, Inc., Marchant Pereira 150 Of. 803 Providencia, Santiago de Chile, Chile.

Title of Class: Common Stock

	Amount and Nature
	of Beneficial		Percentage of
Name and Address of Beneficial Owner	Ownership(1)		Class (2)

Luis Francisco Saenz	3,324,378	(3)	*
Eric E. Marin	0		*
Luis Santillana	298,507	(4)	*
Eduardo Guillermo de Aguirre	443,388	(5)	*
Alan Stuart Fraser	358,209	(5)	*
Patricio Antonio Campos	18,818,388	(5)(6)(12)	4.8%
Harvey McKenzie	605,589	(5)(7)	*
David G. Wahl	358,209	(5)	*
R. Thomas Currin, Jr.	3,903,508	(8)	1.0%
Patrick A. Cussen	3,113,060	(9)	*
Hyundae Kim	0	(5)	*

All directors and executive officers as a group (11 persons)	29,523,236	(3)(9) (12)	7.5%

POSCO Canada Ltd. 650 W. Georgia St., Suite 2350 Vancouver, British Columbia V6B 4N9 Canada	206,190,476	(11)	41.4%

Calcata Sociedad Anónima S.A. San Antonio N°19, Of. 1601 Santiago, Santiago Chile	51,041,666	(10)(12)	13.0%

Campos Mineral Asesorias Profesionales Limitad Mardoqueo Fernández N° 128 Providencia, Santiago Chile	18,375,000	(10)(12)	4.7%

Roberto Gaona Velasco Los Gomeros N° 1643 Vitacura, Santiago Chile	16,333,334	(10)(12)	4.2%

Christian Hidalgo Reyes Luz N° 340 Apt. 601, Las Condes, Santiago Chile	16,333,334	(10)(12)	4.2%

Jorge Barrozo Sankan Irarrazaval N°1729, Apt. 201 Ñuñoa, Santiago Chile	12,250,000	(10)(12)	3.1%

Jean Pierre Naciff Catalano Maipú N° 446 Copiapo Chile	8,166,666	(10)(12)	2.1%

*           Indicates less than one percent.

1	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes having or sharing voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days October 82012, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

2	Percentages are based upon 392,108,252 shares of Common Stock issued and outstanding as of October 8, 2012.

3	Includes 233,333 shares of common stock issuable pursuant to Restricted Stock Units granted to Mr. Saenz under the 2009 Plan that vested on January 15, 2012. Does not include 466,667 shares of common stock issuable pursuant to Restricted Stock Units granted to Mr. Saenz under the 2009 Plan that have not yet vested. Until such Restricted Stock Units vest, Mr. Saenz has no voting or dispositive power with respect to such shares.

4	Does not include 250,000 shares of common stock issuable pursuant to Restricted Stock Units and 250,000 shares of common stock issuable upon exercise of options which are not exercisable within 60 days of October 8, 2012.

5	Does not include 100,000 shares of common stock issuable pursuant to restricted stock units that the Board determined to grant under the 2009 Plan, but which have not yet been granted due to an insufficient number of shares being authorized for issuance pursuant to awards granted under the 2009 Plan. 33,333 of such restricted stock units were scheduled to have vested within 60 days of October 8, 2012.

6	Includes 18,375,000 shares of our common stock held by Campos Mineral Asesorias Profesionales Limitada, an entity controlled by Mr. Campos.

7	Includes 37,037 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days of October 8, 2012.

8	Includes 1,536,842 shares of common stock held by MIZ Comercializadora, S. de R.L. (“MIZ”). Also includes 1,700,000 shares of Restricted Stock issued to MIZ pursuant to a restricted stock grant made under the 2009 Plan. While such shares of Restricted Stock are subject to various vesting milestones, MIZ has voting power with respect to such shares unless and until they are forfeited. Our Chief Operating Officer, R. Thomas Currin, Jr., may be deemed beneficially to own the securities held by MIZ. Includes 666,666 shares of our common stock issuable upon exercise of options granted under the 2009 Plan, which are exercisable within 60 days. Does not include 333,334 shares of our common stock issuable upon exercise of options granted under the 2009 Plan which are not exercisable within 60 days.

9	Includes 750,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. Does not include 555,556 shares of common stock held by Celta Consultores Limitada (“Celta”) or 227,778 shares of common stock issuable upon exercise of warrants held by Celta. Although Mr. Cussen owns a minority equity interest in Celta, he does not have voting or dispositive power over the securities held by Celta and disclaims beneficial ownership thereof, except to the extent of his pecuniary interest therein. Does not include 300,000 shares of common stock issuable pursuant to restricted stock units that the Board determined to grant under the 2009 Plan, but which have not yet been granted due to an insufficient number of shares being authorized for issuance pursuant to awards granted under the 2009 Plan. 100,000 of such restricted stock units were scheduled to have vested within 60 days of October 8, 2012.

10	Estimate of beneficial ownership, based on information available to us. The beneficial owner may have acquired shares held in street name, of which we are not aware.

11	Includes 105,595,238 shares of our common stock issuable upon the exercise of the warrants that are currently exercisable. Does not include any additional shares that may become issuable pursuant to the Additional Agreement to Stock Purchase Agreement in the event we sell or are deemed to sell common stock for less than $0.16 per share.

12	Because of the arrangements described in “Directors, Executive Officers, Promoters and Control Persons, Rights to Nominate Directors” above these persons may be deemed to constitute a group as defined in Section 13(d) of the Exchange Act. However, each such person (a) disclaims membership in a group and (b) disclaims beneficial ownership of the shares of Common Stock beneficially owned by any other such person or any other person.

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors adopted, and our stockholders approved, the 2009 Plan on October 19, 2009.  The 2009 Plan reserved a total of 5,000,000 shares of our common stock for issuance pursuant to awards granted thereunder (800,000 of which have been issued and the restrictions with respect thereto have lapsed).  If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan.  As of the date hereof, we have outstanding option awards under the 2009 Plan exercisable for an aggregate of 1,450,000 shares of our common stock, 866,666 of which have vested  In addition, we have granted a restricted stock award under the 2009 Plan with respect to 2,500,000 shares of common stock, 800,000 of which have vested. We also have outstanding Restricted Stock Units under the 2009 Plan with respect to 950,000 shares, of which 233,333 have vested. Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations.  We have not maintained any other equity compensation plans since our inception.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

o	In November 2009, we started utilizing the administrative personnel and office space with an office located in Lima, Peru, in which our Chief Executive Officer functioned in the same capacities (the “Related Party Company”), for which we were obligated for reimbursement of administrative salaries, rent, utilities and maintenance expenses. On July 31, 2010, we were assigned the lease from the Related Party Company and as a result, we did not incur related party expenses related to this lease during the years ended June 30, 2012 and 2011. As of June 30, 2012 and 2011, the payable due to the Related Party Company is $11,400 and $10,986, respectively.

o	We have retained Mr. Currin’s services as our Chief Operating Officer under an Employment Services Agreement, dated as of August 11, 2010, with MIZ Comercializadora, S. de R.L. (“MIZ”), a corporation owned in part by Mr. Currin. The description of such agreement set forth above under “Item 11, Executive Compensation - Employment Services Agreement with MIZ Comercializadora” is incorporated herein by reference.

o	We are party to a services agreement (the “R&M Agreement”) between R&M Global Advisors, LLC. (“R&M Global Advisors”) and us, in which Eric Marin (a partial owner of R&M Global Advisors) served as our interim Chief Financial Officer. R&M Global Advisors was paid $145,187 and $10,000 in cash for compensation during the years ended June 30, 2012 and 2011, respectively. As of June 30, 2012, R&M Global Advisors was owed $81,300.

On June 30, 2012, we entered into Amendment No. 1 to the R&M Agreement (the “R&M Amendment”) with R&M Global Advisors. Pursuant to the R&M Amendment, R&M Global Advisors and we mutually agreed to terminate Eric Marin’s services as our Interim Chief Financial Officer at the close of business on June 30, 2012.

See “Directors, Executive Officers, and Corporate Governance—Executive Officers and Directors” above for information regarding certain rights of the Alfredo Sellers to designate one or more persons to be nominated for election to our Board of Directors.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”  However, our Board of Directors has determined that each of Messrs. De Aguirre, Campos, Cussen, Fraser, Kim, McKenzie and Wahl is an “Independent Director” within the meaning of the rules of the Nasdaq Stock Market. Furthermore, our Board has determined that each member of the Audit Committee is “independent” within the meaning of Rule 10A-3(b)(1) under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal independent public accountant for services rendered during the fiscal years ended June 30, 2011 and 2010, are set forth in the table below:

	Fiscal year	Fiscal year
	ended	ended
Fee Category	June 30, 2012	June 30, 2011
Audit fees (1)	$128,395	$150,710
Audit-related fees (2)	76,878	3,780
Tax fees (3)	15,840	2,000
All other fees (4)	-	-
Total fees	$221,113	$156,490

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Until December 5, 2011, our Board had no separate Audit Committee.  Accordingly, the entire Board of Directors functioned as our audit committee before such date.   It had been our Board’s policy to approve in advance all audit, review and attest services and all non-audit services (including, in each case, the engagement fees there for and terms thereof) to be performed by our independent auditors, in accordance with applicable laws, rules and regulations.  In accordance with its charter, our Audit Committee now approves in advance all audit and non-audit services to be provided by our independent registered public accounting firm. During fiscal 2012 and 2011, all such services were pre-approved by either our Board or our Audit Committee, in accordance with these policies.

Our Board selected GBH CPAs, PC as our independent registered public accounting firm for purposes of auditing our financial statements for the year ended June 30, 2012.  In accordance with Board’s practice, GBH CPAs, PC was pre-approved by the Board to perform these audit services for us prior to its engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

Our consolidated financial statements, are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about us may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov .

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on June 24, 2005 (1)

3.2	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 11, 2008 (2)

3.3	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on October 19, 2009 (4)

3.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 15, 2011 (17)

3.5	Bylaws of the Registrant, as Amended (20)

4.1	Form of Investor A Warrant of the Registrant, issued in connection with a private placement of which several closings were held in November and December of 2009 (5)

4.2	Form of Investor B Warrant of the Registrant, issued in connection with a private placement of which several closings were held in November and December of 2009 (5)

4.3	Form of Warrant of the Registrant, issued in connection with a private placement of which several closings were held in June, July and September of 2010 (10)

4.4	Form of Warrant included in the D Units sold in the Second 2010 Unit Offering (13)

4.5	Form of Warrant included in the E Units sold in the Third 2010 Unit Offering (15)

4.6	Form of Warrant included in the units issued in private placement in April and May, 2011 (16)

4.7	Form of Warrant issued pursuant to Securities Purchase Agreement dated as of August 24, 2011, between the Registrant and POSCAN (18)

4.8	Form of Warrant issued pursuant to the Additional Agreement to Securities Purchase Agreement, dated as of August 17, 2012, between the Registrant and POSCAN (26)

4.9	Form of Bonus Warrant issued pursuant to the Additional Agreement to Securities Purchase Agreement, dated as of August 17, 2012, between the Registrant and POSCAN (26)

10.1 †	Registrant’s 2009 Stock Incentive Plan adopted October 19, 2009 (5)

10.2 †	Form of Stock Option Agreement under the Registrant’s 2009 Equity Incentive Plan (5)

10.3	Form of Subscription Agreement between the Registrant and each subscriber in a private placement offering of units (5)

10.12	Registration Rights Agreement, dated as of February 16, 2010, among the Registrant, Next Lithium Corp. and Next Lithium (Nevada) Corp. (7)

10.14 †	Engagement Letter, dated January 7, 2010, between the Registrant and Marin Management Services, LLC (8)

10.18	Form of Subscription Agreement between the Registrant and each subscriber in the private placement of which several closings were held in June, July and September of 2010 (10)

10.19	Form of Registration Rights Agreement between the Registrant and the subscribers in the private placement of which several closings were held in June, July and September of 2010 (9)

10.20	Addendum to Master Option Agreement between Lacus Minerals S.A. and the Registrant, dated as of July 30, 2010 (12)

10.21	Stock Purchase Agreement, dated as of August 3, 2010, among the Registrant, Pacific Road Capital A Pty. Limited, as trustee for Pacific Road Resources Fund A, Pacific Road Capital B Pty. Limited, as trustee for Pacific Road Resources Fund B, and Pacific Road Capital Management G.P. Limited, as General Partner of Pacific Road Resources Fund L.P. (11)

10.22†	Employment Services Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (12)

10.23†	Form of Restricted Stock Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (12)

10.24	Letter Agreement between the Registrant and LW Securities, Ltd., dated November 24, 2010 (13)

10.25	Form of Subscription Agreement between the Registrant and each Subscriber in the Second 2010 Unit Offering (13)

10.27	Investment Agreement, dated as of December 2, 2010, between the Registrant and Centurion Private Equity, LLC (11)

10.28	Registration Rights Agreement, dated as of December 2, 2010, between the Registrant and Centurion Private Equity, LLC (14)

10.29	Form of Subscription Agreement between the Registrant and each Subscriber in the Third 2010 Unit Offering (15)

10.31 †	Amendment No. 1 to Employment Services Agreement, dated as of December 14, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (13)

10.32	Settlement Agreement, dated as of December 30, 2010, between the Registrant and Robert James Sedgemore (13)

10.33	Binding Letter of Intent between the Registrant and shareholders of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, dated as of February 24, 2011, relating to Registrant’s acquisition of a controlling interest in certain assets (16)

10.34	Form of Securities Purchase Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011 (16)

10.36	Form of Registration Rights Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011 (16)

10.37	Amending Agreement, dated as of March 30, 2011, between the Registrant and the Alfredo Sellers, amending the Stock Purchase Agreement between Registrant and the Alfredo Sellers dated as of August 3, 2010 (11)

10.38	Credit Agreement, dated as of May 2, 2011, between the Registrant and certain private institutional investors (16)

10.39		Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga dated as of May 20, 2011 (16)

10.40		Securities Purchase Agreement dated as of August 24, 2011, between the Registrant and POSCAN (11)

10.41		Investor Rights Agreement dated as of August 24, 2011, between the Registrant and POSCAN (11)

10.42		Employment Services Agreement between the registrant and Luis Saenz, effective as of August 24, 2011 (18)

10.43		Amendment and Waiver Agreement with the holders of the Registrant’s zero-coupon bridge notes, dated as of August 25, 2011 (18)

10.44 †		Consulting Services Agreement between the Registrant and R&M Global Advisors, dated November 23, 2011, with respect to Eric Marin’s services as Interim Chief Financial Officer of the Registrant (19)

10.45		Agreement Between R3 Fusion and Li3 Energy, dated as of January 12, 2012 (21)

10.47	*	Form of 15% Bridge Notes issued by the Registrant

10.48 †		First Amendment to Registrant’s 2009 Stock Incentive Plan, dated May 2, 2012 (22)

10.49 †		Second Amendment to Registrant’s 2009 Stock Incentive Plan, dated June 17, 2012 (23)

10.50 †		Amendment No. 1 to Contractor Services Agreement between the Registratnt and R&M Global Advisors, Inc., dated as of June 30, 2012 (24)

10.51		Additional Agreement to the Securities Purchase Agreement between the Registrant and POSCAN, dated as of August 17, 2012 (25)

10.52 †		Employment Services Agreement between the Registrant and Luis Santillana, dated as of December 1, 2011

10.53 †		Amendment to Employment Services Agreement between the Registrant and Luis Santillana, dated as of March 1, 2012
10.54		Second Amendment and Waiver Agreement with the holders of the Registrant’s zero-coupon bridge notes, dated as of September 28, 2012 (28)
14.1		Code of Ethics (3)

21.1		List of Subsidiaries (27)

31.1*¶		Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*¶		Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*¶	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*¶	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed with the Securities and Exchange Commission on August 19, 2005 as an exhibit to the Registrant’s registration statement on Form SB-2 (SEC File No. 333-127703), which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on July 29, 2008 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on September 25, 2009 as an exhibit to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on October 23, 2009 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on November 16, 2009 as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on January 25, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on March 18, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on May 14, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(9)	Filed with the Securities and Exchange Commission on June 15, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(10)	Filed with the Securities and Exchange Commission on July 19, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(11)	Filed with the Securities and Exchange Commission on March 15, 2012 as an exhibit to Amendment No. 8 to Registration Statement on Form S-1/A, which exhibit is incorporated herein by reference.

(12)	Filed with the Securities and Exchange Commission on November 4, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(13)	Filed with the Securities and Exchange Commission on February 22, 2011, as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(14)	Filed with the Securities and Exchange Commission on December 8, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(15)	Filed with the Securities and Exchange Commission on December 15, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(16)	Filed with the Securities and Exchange Commission on May 23, 2011, as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(17)	Filed with the Securities and Exchange Commission on March 21, 2011, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(18)	Filed with the Securities and Exchange Commission on August 26, 2011 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(19)	Filed with the Securities and Exchange Commission on November 29, 2011 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(20)	Filed with the Securities and Exchange Commission on December 2, 2011, included on the signature page to Amendment No. 2 to Registration Statement on Form S-1/A, and incorporated herein by reference.

(21)	Filed with the Securities and Exchange Commission on January 20, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(22)	Filed with the Securities and Exchange Commission on May 18, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(23)	Filed with the Securities and Exchange Commission on June 21, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(24)	Filed with the Securities and Exchange Commission on July 5, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(25)	Filed with the Securities and Exchange Commission on August 24, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(27)

Filed with the Securities and Exchange Commission on January 6, 2012 as an exhibit to Amendment No. 2 to the Registrant’s annual report on Form 10-K/A, which exhibit is incorporated herein by reference.

(28)	Filed with the Securities and Exchange Commission on October 10, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(29)	Filed with the Securities and Exchange Commission on September 21, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

*       Filed herewith.

**    XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

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

Li3 ENERGY, INC.

Dated: October 15, 2012	By:	/s/ Luis Saenz
Luis Saenz
Chief Executive Officer
(principal executive officer)

	By:	/s/ Luis Santillana
Luis Santillana
Chief Financial Officer
(principal financial officer and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luis Saenz	Chief Executive Officer (principal	October 15, 2012
Luis Saenz	executive officer), and Director

/s/ Eduardo G. de Aguirre	Director	October 15, 2012
Eduardo G. de Aguirre

/s/ Patricio A. Campos	Director	October 15, 2012
Patricio A. Campos

/s/ Patrick A. Cussen	Director	October 15, 2012
Patrick A. Cussen

/s/ Alan S. Fraser	Director	October 15, 2012
Alan S. Fraser

/s/Hyundae Kim	Director	October 15, 2012
Hyundae Kim

/s/ Harvey McKenzie	Director	October 15, 2012
Harvey McKenzie

/s/ David G. Wahl	Director	October 15, 2012
David G. Wahl

LI3 ENERGY, INC.

(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2012 and 2011	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2012 and 2011 and for the period from June 24, 2005 (Inception) through June 30, 2012	F-4

Consolidated Statement of Changes in Stockholders’ Equity for the period from June 24, 2005 (Inception) through June 30, 2012	F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011 and for the period from June 24, 2005 (Inception) through June 30, 2012	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Li3 Energy, Inc.

(An Exploration Stage Company)

Providencia, Santiago, Chile

We have audited the accompanying consolidated balance sheets of Li3 Energy, Inc. (an Exploration Stage Company) as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and for the period from June 24, 2005 (inception) to June 30, 2012. These consolidated financial statements are the responsibility of Li3 Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Li3 Energy, Inc., as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and for the period from June 24, 2005 (inception of the exploration stage) to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

October 15, 2012

Li3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

	June 30, 2012	June 30, 2011
Assets
Current assets:
Cash	$27,689	$952,401
Deferred financing costs	-	103,250
Prepaid expenses and advances	8,841	41,809
Total current assets	36,530	1,097,460
Mineral rights	63,741,000	64,041,000
Property and equipment, net	175,220	-
Other assets	10,650	-
Total non-current assets	63,926,870	64,041,000
Total assets	$63,963,400	$65,138,460

Liabilities & Stockholders' Equity
Current liabilities:
Accounts payable	$2,331,722	$259,992
Accounts payable - related parties	104,326	110,986
Accrued expenses	994,827	433,028
Accrued registration rights penalties	518,243	-
Zero-coupon convertible debt, net of unamortized discount of $-0- and $1,304,674, respectively	1,783,181	372,764
Notes payable	1,245,000	95,000
Total current liabilities	6,977,299	1,271,770
Derivative liabilities - warrant instruments	7,653,928	15,244,754
Total liabilities	14,631,227	16,516,524
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 323,782,553 and 279,913,920 shares issued and outstanding as of June 30, 2012 and June 30, 2011, respectively	323,783	279,914
Additional paid-in capital	63,578,079	58,307,796
Other comprehensive income	83,563	-
Deficit accumulated during exploration stage	(37,773,845)	(35,461,774)
Total stockholders' equity of Li3 Energy, Inc.	26,211,580	23,125,936
Non-controlling interests	23,120,593	25,496,000
Total stockholders' equity	49,332,173	48,621,936
Total liabilities and stockholders' equity	$63,963,400	$65,138,460

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

			June 24, 2005
			(Inception)
	Years ended June 30,		through
	2012	2011	June 30, 2012
Revenues	$-	$-	2,278

Cost of goods sold	-	-	(1,182)

Gross profit	-	-	1,096

Operating expenses:
Exploration expenses	6,193,533	560,075	9,089,387
Mineral rights impairment expense	300,000	4,120,000	9,138,785
Loss on settlements, net	-	1,497,500	1,497,500
Inventory impairment	-	-	1,469
General and administrative expenses	6,996,043	5,448,667	15,395,323
Total operating expenses	13,489,576	11,626,242	35,122,464

Other (income) expense:
Loss on debt extinguishment	841,752	-	841,752
Change in fair value of derivative liabilities - warrant instruments	(10,780,342)	6,116,147	1,559,352
Warrant modification expense	-	1,068,320	1,068,320
Gain on foreign currency transactions	(14,142)	(1,383)	(10,365)
Interest expense	1,150,634	410,056	1,568,825
Total other (income) expense	(8,802,098)	7,593,140	5,027,884

Net loss	(4,687,478)	(19,219,382)	(40,149,252)
Net loss attributable to the noncontrolling interest	(2,375,407)	-	(2,375,407)
Net loss attributable to Li3 Energy, Inc.	$(2,312,071)	$(19,219,382)	$(37,773,845)

Net loss per common share - basic and diluted	$(0.01)	$(0.16)

Weighted average number of common shares outstanding - basic and diluted	313,997,372	123,690,841

Comprehensive income (loss)
Net loss	$(4,687,478)	$(19,219,382)	$(40,149,252)
Other comprehensive income - foreign currency translation adjustments	83,563	-	83,563
Total comprehensive loss	(4,603,915)	(19,219,382)	(40,065,689)
Comprehensive loss attributable to noncontrolling interests	(2,375,407)	-	(2,375,407)
Comprehensive loss attributable to Li3 Energy, Inc.	$(2,228,508)	-	$(37,690,282)

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

From June 24, 2005 (Inception) through June 30, 2012

					Deficit
					Accumulated		Total
			Additional	Other	During the	Non-	Stockholders'
	Common Stock		Paid-in	Comprehensive	Exploration	Controlling	Equity
	Shares	Par Value	Capital	Loss	Stage	Interest	(Deficit)

Balance at June 24, 2005 (inception)	-	$-	$-	$-	$-	$-	$-

Stock issued for cash, June 2005	71,052,672	71,052	(63,552)	-	-	-	7,500

Net loss	-	-	-	-	-	-	-

Balance, June 30, 2005	71,052,672	71,052	(63,552)	-	-	-	7,500

Stock issued for cash, March 2006	47,368,454	47,368	2,632	-	-	-	50,000

Net loss	-	-	-	-	(14,068)	-	(14,068)

Balance, June 30, 2006	118,421,126	118,420	(60,920)	-	(14,068)	-	43,432

Net loss	-	-	-	-	(16,081)	-	(16,081)

Balance, June 30, 2007	118,421,126	118,420	(60,920)	-	(30,149)	-	27,351

Stock issued for cash, February 2008	2,631,595	2,632	47,368	-	-	-	50,000

Net loss	-	-	-	-	(95,656)	-	(95,656)

Balance, June 30, 2008	121,052,721	121,052	(13,552)	-	(125,805)	-	(18,305)

Net loss	-	-	-	-	(67,905)	-	(67,905)

Balance, June 30, 2009	121,052,721	121,052	(13,552)	-	(193,710)	-	(86,210)

Cancellation of shares in connection with merger	(71,052,626)	(71,052)	71,052	-	-	-	-

Stock issued for cash:
Stock and warrants in offered 2009 Unit Offering and First 2010 Offering, less offering costs of $410,680	18,000,000	18,000	2,265,139	-	-	-	2,283,139

Stock based compensation:
Stock issued to chief executive officer for services	1,500,000	1,500	3,300	-	-	-	4,800
Stock issued to a consultant for services	1,125,000	1,125	805,125	-	-	-	806,250
Stock options issued to consultant for services	-	-	114,783	-	-	-	114,783
Amortization of stock-based compensation expense	-	-	84,614	-	-	-	84,614
Fair value of stock contributed by CEO to employees and director for services	-	-	129,500	-	-	-	129,500

Stock issued for property acquisitions:
Stock issued for March 2010 acquisition of mineral rights	4,000,000	4,000	3,636,000	-	-	-	3,640,000

Net loss	-	-	-	-	(16,048,682)	-	(16,048,682)

Balance, June 30, 2010	74,625,095	74,625	7,095,961	-	(16,242,392)	-	(9,071,806)

Stock issued for cash:
Stock and warrants offered in First 2010 Unit Offering, less offering costs of $51,991	2,160,000	2,160	248,901	-	-	-	251,061
Stock and warrants offered in Second 2010 Unit Offering, no offering costs	4,000,000	4,000	44,639	-	-	-	48,639
Stock and warrants offered in Third 2010 Unit Offering, less offering costs of $223,088	11,666,663	11,667	757,473	-	-	-	769,140
Stock and warrants offered in 2011 Offering, less offering costs totaling $737,271	23,920,071	23,920	3,554,723	-	-	-	3,578,643
Stock issued for cash upon exercise of Double Options	3,800,000	3,800	186,200	-	-	-	190,000
Exercise of $0.05 per share D Warrants for cash	2,000,000	2,000	98,000	-	-	-	100,000
Cashless exercise of $0.05 per share D warrants	515,254	515	-	-	-	-	515
Exercise of $0.15 per share E Warrants for cash	7,623,336	7,624	1,135,926	-	-	-	1,143,550

Stock-based compensation:
Stock issued to MIZ, a related party, pursuant to vesting of restricted stock units	500,000	500	(500)	-	-	-	-
Stock issued to MIZ, a related party for salary and bonus under Employment Service Agreement	736,842	737	281,763	-	-	-	282,500
Stock issued for services	2,728,310	2,728	1,027,871	-	-	-	1,030,599
Amortization of stock-based compensation	-	-	777,963	-	-	-	777,963
Stock issued for Investment Agreement with investor	1,638,349	1,638	382,830	-	-	-	384,468

Stock issued to settle liabilities:
Stock issued for Lacus settlement	500,000	500	192,000	-	-	-	192,500
Stock issued for settlement with Puna Lithium	6,000,000	6,000	1,914,000	-	-	-	1,920,000

Equity impact of derivative liability warrants and debt:
Fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	2,582,116	-	-	-	2,582,116
Fair value of E warrants reclassified from derivative liability to equity upon exercise	-	-	2,022,430	-	-	-	2,022,430
Beneficial conversion of convertible debt issued May 2011	-	-	368,000	-	-	-	368,000

Stock issued for property acquisitions:
Stock issued for August 2010 acquisition of mineral rights	10,000,000	10,000	3,890,000	-	-	-	3,900,000
Stock issued for acquisition of May 2011 mineral rights	127,500,000	127,500	31,747,500	-	-	-	31,875,000

Consolidation of Maricunga non-controlling interest	-	-	-	-	-	25,496,000	25,496,000

Net loss	-	-	-	-	(19,219,382)	-	(19,219,382)

Balance, June 30, 2011	279,913,920	279,914	58,307,796	-	(35,461,774)	25,496,000	48,621,936

Stock issued for cash:
Stock and warrants offered to POSCO, less offering costs of $685,944	38,095,300	38,095	3,495,996	-	-	-	3,534,091
Exercise of $0.05 per share D Warrants for cash	4,200,000	4,200	205,800	-	-	-	210,000
Equity impact of derivative liability warrants and debt:
Fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	590,462	-	-	-	590,462
Beneficial conversion of convertible debt waiver agreement	-	-	330,019	-	-	-	330,019

Stock based compensation:
Amortization of stock-based compensation	-	-	514,380	-	-	-	514,380
Stock issued to MIZ, a related party, pursuant to vesting of restricted stock units	300,000	300	(300)	-	-	-	-
Common stock issued for services	1,273,333	1,274	133,926	-	-	-	135,200

Foreign currency translation adjustments	-	-	-	83,563	-	-	83,563

Net loss		-	-	-	(2,312,071)	(2,375,407)	(4,687,478)

Balance, June 30, 2012	323,782,553	$323,783	$63,578,079	$83,563	$(37,773,845)	$23,120,593	$49,332,173

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			June 24, 2005
	Year	Year	(Inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(4,687,478)	$(19,219,382)	$(40,149,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	51,560	3,946	71,060
Mineral rights impairment expense	300,000	4,120,000	9,138,785
Loss on settlements, net	-	1,497,500	1,497,500
Inventory impairment	-	-	1,469
Stock-based compensation	649,580	2,668,520	4,458,047
Loss on debt extinguishment	841,752	-	841,752
Change in fair value of derivative liabilities - warrant instruments	(10,780,342)	6,116,147	1,559,352
Warrant modification expense	-	1,068,320	1,068,320
Zero coupon interest accretion and amortization of debt
discount on convertible notes	995,059	372,764	1,367,823
Amortization of deferred financing costs	36,875	29,500	66,375
Loss on foreign currency transactions	14,142		14,142
Changes in operating assets and liabilities:
Increase in inventory	-	-	(1,469)
Decrease (increase) in prepaid expenses and advances	33,295	14,667	(8,514)
Increase in other assets	(10,650)	-	(10,650)
Increase (decrease) in accounts payable	2,055,939	(397,108)	2,315,931
Increase (decrease) in accounts payable - related parties	(6,246)	100,315	104,740
Increase in accrued expenses	562,707	29,988	1,575,245
Increase in accrued registration rights penalties	518,243	-	518,243
Net cash used in operating activities	(9,425,564)	(3,594,823)	(15,571,101)

Cash flows from investing activities
Acquisition of mineral rights	-	(6,550,000)	(7,968,785)
Acquisition of equipment	(226,780)	-	(236,280)
Payments for leasehold improvements	-	-	(10,000)
Net cash used in investing activities	(226,780)	(6,550,000)	(8,215,065)

Cash flows from financing activities
Proceeds from zero coupon convertible debt offering	-	1,500,000	1,500,000
Payment of deferred financing costs	-	(75,000)	(75,000)
Payment of waiver fee for convertible debt	(30,000)	-	(30,000)
Proceeds from notes payable	1,150,000	-	1,245,000
Proceeds from issuance of common stock, net	7,314,069	7,935,828	19,446,717
Proceeds from exercise of warrants	210,000	1,433,575	1,643,575
Net cash provided by financing activities	8,644,069	10,794,403	23,730,292

Effect of exchange rate changes on cash	83,563	-	83,563

Net increase (decrease) in cash	(924,712)	649,580	27,689

Cash at beginning of the year	952,401	302,821	-

Cash at end of the year	$27,689	$952,401	$27,689

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$5,792	$-	$5,792
Non-cash financing transactions:
Fair value of derivative warrant instruments issued in
private offerings	$3,779,978	$3,228,345	$8,874,504
Reclassification of warrant liabilities to additional paid-in capital
for warrant exercises	$590,462	$4,604,000	$5,195,008
Debt discount due to beneficial conversion feature	$330,019	$-	$698,019
Issuance of common stock for acquisition of mineral rights	$-	$35,775,000	$39,415,000
Warrants issued for services	$-	$157,010	$157,010
Warrants issued for offering costs	$-	$57,750	$57,750
Debt discount due to warrant derivative liabilities issued with
convertible debt	$-	$1,132,000	$1,132,000
Consolidation of non-controlling interest of the
Maricunga Companies	$-	$25,496,000	$25,496,000
Common stock cancelled	$-	$-	$71,052

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Li3 Energy, Li3 Peru, Alfredo, PRMC, Noto, and Minera Li which holds the six majority-owned subsidiaries consisting of the Maricunga Companies. All intercompany amounts have been eliminated in consolidation.

b.  Exploration Stage Company

The Company is in the exploration stage in accordance with SEC guidance and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 - Development Stage Entities. Its activities to date have been limited to capital formation, organization, and development of its business, including acquisitions of mineral rights.

c. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $0 cash equivalents at June 30, 2012 and 2011. The Company has not experienced any losses on its deposits of cash and cash equivalents.

d.  Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value. During the years ended June 30, 2012 and 2011, the Company recorded mineral rights impairment charges of $300,000 and $4,120,000, respectively.

e. Impairment of long-lived assets

Long-lived assets, including mineral rights, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. The long-lived assets are tested by comparing the carrying value and fair value of the assets. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

f.  Property and Equipment

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any uncertain income tax positions or accrued interest or penalties included in our consolidated balance sheets at June 30, 2012, or 2011, and did not recognize any interest and/or penalties in its consolidated statements of operations during the years ended June 30, 2012 or 2011.

h.   Share-based Payments

Pursuant to the provisions of FASB ASC 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

The Company estimates volatility by considering the historical stock volatility. The Company has opted to use the simplified method for estimating expected term, which is generally equal to the midpoint between the vesting period and the contractual term.

i.   Earnings (Loss) per Share

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding over the reporting period.  In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

For the years ended June 30, 2012 and 2011, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Years Ended
	June 30, 2012	June 30, 2011
Stock options	533,333	433,333
Stock warrants	89,284,712	54,200,565
Convertible debt	14,859,842	3,750,000
	104,677,887	58,383,898

j. Foreign Currency

The capital accounts are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate during the period.  Translation adjustments are included in other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains and losses are included in the statement of operations as other income (expense).

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

k.  Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has made significant estimates related to the fair value of shares issued for mineral acquisitions; the fair value of derivative liabilities; stock-based payments; and contingencies.

l. Non-Controlling Interests

The Company is required to report its non-controlling interests as a separate component of shareholders’ equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to the shareholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis. During the years ended June 30, 2012 and 2011, the Company recorded a net loss allocable to non-controlling interests of $2,375,407 and $-0-, respectively.

m.  Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

n. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, June 30, 2012, and through the date when the consolidated financial statements were issued for disclosure consideration.

NOTE 3.   GOING CONCERN

At June 30, 2012, the Company had no source of current revenue, a cash balance on hand of $27,689, negative working capital of $6,940,769 and the Company recognized negative cash flows from operations of $15,567,909 during the period from June 24, 2005 (inception) through June 30, 2012. On August 17, 2012, the Company received $10,000,000 in funding from POSCAN. The Company believes its current positive working capital position is sufficient to maintain its basic operations, which do not include future exploration and acquisition activities, for at least the next 12 months, however, at budgeted levels of activity the Company would be required to raise substantial additional funds.

In the course of its development activities, the Company has sustained and continues to sustain losses.  The Company cannot predict if and when the Company may generate profits.  In the event we identify commercial reserves of lithium or other minerals, we will require substantial additional capital to develop those reserves and certain governmental permits to exploit such resources.  The Company expects to finance its future operations primarily through future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern because there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, then the Company’s operations would be materially negatively impacted.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

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

Further, the development and exploitation of the properties in which we have mineral interests require permits at various stages of development. Mineral resources in our principal project, Maricunga, are designated as a national resource and cannot be mined and sold unless the government of Chile issues a permit which may not occur or could require payments in excess of the Company’s available funds or could be subject to competitive bidding.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain the necessary rights to exploit its mineral rights; meet its financial and operational obligations, to obtain additional financing as may be required until such time as it can generate sources of recurring revenues and to ultimately attain profitability.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4.  MINERAL RIGHTS

Mineral rights consist of the following at June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Maricunga	$63,741,000	$63,741,000
Noto	-	300,000
	$63,741,000	$64,041,000

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

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

The Company has agreed to register under the Securities Act one-half of the 127,500,000 Maricunga Purchase Price Shares on a “best efforts” basis by January 31, 2012 and the remainder by October 31, 2012. In the event that the SEC limits the number of shares that may be sold pursuant to the registration statement, we may remove from the registration statement such number of shares as specified by the SEC, and may file subsequent registration statements covering the resale of additional shares of such common stock. Accordingly, we are not obligated to pay any penalties in the event we are unable to register the shares, or obtain or maintain an effective registration statement related to such shares.

The Company has incurred exploration expenses for the development of the Maricunga property of $5,938,517 and $0 for the year ended June 30, 2012 and 2011, respectively. Future development expenditures are forecasted to be at least $200 million.

Pursuant to a shareholders’ meeting held by the Maricunga Companies on October 6, 2011 in Chile (“Shareholder Meeting”), the majority shareholders of the Maricunga Companies approved a quota to cover expenses relating to the preservation and exploration of the mining concessions owned by the Maricunga Companies. Pursuant the Shareholder Meeting, Minera Li and the 40% non-controlling interest owners of the Maricunga Companies were required to make payments totaling $6,975,136 to bank accounts held by the Company within ninety days of the Shareholder Meeting, or January 4, 2012. Of the total $6,975,136 payments, Minera Li was to provide $4,185,083 and the 40% non-controlling interest shareholders (“minority shareholders”) were to provide $2,790,053. The minority shareholders have not made their required payments to the Company. As a result, all the expenses incurred by the Maricunga Companies during the year ended June 30, 2012, of $5,938,517, were funded by the Company. The Company recorded 40% of the expenses incurred by the Maricunga Companies to the non-controlling interest, or $2,375,407 for the year ended June 30, 2012.

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

As the majority shareholder of each of the six Maricunga Companies, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile against the minority shareholders. Certain minority shareholders have filed counterclaims against the Company to declare, among other things, the invalidation of the Shareholder Meeting on October 6, 2011 at which, required contributions were established that such minority shareholders failed to make. We are currently preparing our response. Our future plans are not dependent on the outcome of this matter with respect to the development of the Maricunga project

The Company has determined that neither the minority shareholders’ default nor the proposed auction is (or will be) a triggering event that would require the Company to test the long-lived assets for recoverability.

On September 24, 2012, the Ministry of Mining opened the bids and informed the Company that the Consortium’s bid was not the winning bid. However, on October 1, 2012, the Ministry of Mining informed the Company that the Chilean Government decided to invalidate the CEOL process and the results announced on September 24, 2012, due to an administrative error.

Currently the Company does not have the permit to exploit lithium from the Maricunga properties. Accordingly, the Company evaluated the recoverability of the investment in the Maricunga properties using the discounted cash flow approach both assuming the Company is able to obtain a permit to exploit its lithium resources and also assuming it is not able to exploit its lithium resources. The Company can exploit alternative minerals, like potassium, on its Maricunga properties that do not require special permits and are exploitable via regular mining concessions according to the Chilean Mining Code. Based on that assumption, the Company used the discounted cash flow approach and determined that the fair value of Maricunga properties exceeds its carrying value and, accordingly, no impairment loss was required.

The Company will evaluate any future impairment based on consideration of economic and operational feasibility and a continuing assessment of its rights to exploit minerals under Chilean laws and regulations.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

Noto

Pursuant to an Assignment Agreement dated March 12, 2010 (the “Assignment Agreement”), the Company purchased all of Puna Lithium Corporation’s (“Puna”) interests in and rights for the acquisition of Noto Energy S.A. (”Noto”) under a letter of intent dated November 23, 2009, as amended, entered into by and among Puna, Lacus Minerals S.A., and the shareholders of Noto Energy S.A. (“Noto Shareholders”), an Argentinian corporation.

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

Under the Share Purchase Agreement, the Company acquired upon closing on July 30, 2010, one hundred percent (100%) of the issued and outstanding shares of Noto, for $300,000 in cash, of which $200,000 was paid during the year ended June 30, 2010, and $100,000 was paid on July 30, 2010 when the transaction closed. Noto’s only asset is the mineral interest in the Noto Properties. Accordingly, the Company recorded the acquisition as an asset purchase. The Company determined that the mineral rights related to the Noto Properties are not recoverable and the Company recorded impairment expense of $300,000 during the year ended June 30, 2012.

Alfredo

On August 3, 2010, the Company entered into a Stock Purchase Agreement (“Alfredo SPA”) with Pacific Road Capital A Pty. Limited, as trustee for several entities holding all of the shares of Alfredo Holdings, Ltd. (“Alfredo”), to acquire all of the outstanding shares of Alfredo. Alfredo beneficially holds an option to acquire 100% of six mining concessions with respect to approximately 6,669 acres of mining tenements near Pozo Almonte, Chile.

Pursuant to the Alfredo SPA, the Company issued an aggregate of 10,000,000 shares of common stock (the “Purchase Price Shares”) valued at $3,900,000 ($0.39 per share) to the Alfredo sellers and their designees. Pursuant to the Option to Purchase Agreement, the Company was required to make additional periodic payments aggregating $360,000 during 2010, of which the Company paid $80,000, in order to maintain its rights. In order to exercise the option and purchase the Alfredo property, the Company would have been required to pay the option exercise price of $4,860,000 by March 30, 2011 and contingent payments set forth in the Alfredo SPA. The Company did not make required payments in 2010 or the option exercise price payment of $4,860,000 on March 30, 2011. Under the terms of the option agreement, the option terminated and the Company recorded impairment expense for the amounts previously paid for the Alfredo property of $4,070,000 during the year ended June 30, 2011.

The Company allowed the option to expire because the Company determined that the project was not economically viable. Pursuant to an amendment to our agreement with the Alfredo sellers, if and when certain milestones are achieved with respect to any future Li3 Energy Chilean iodine nitrate project, we must make additional payments to the Alfredo sellers in an aggregate amount of up to $5,500,000.

Peru

On February 23, 2010, the Company acquired, through a new wholly-owned subsidiary, 100% of the assets of the Loriscota, Suches and Vizcachas Projects located in the Provinces of Puno, Tacna and Moquegua, Peru. The assets consist solely of undeveloped mineral rights and were recorded as an asset purchase.  The aggregate purchase price for the assets was $50,000 which was paid in cash. During the year ended June 30, 2011, the Company determined that these mineral rights are not recoverable and the Company recorded impairment expense for the Peru property of $50,000 during the year ended June 30, 2011.

Puna Lithium 2010 Impairment

On March 12, 2010, the Company entered into an assignment agreement whereby the Company would purchase all of the Puna Lithium Corporation’s (“Puna”) interests in and rights of Puna, Lacus Minerals S.A. (“Lacus”), and the shareholders of Noto Energy S.A., and the Company entered into a certain Master Option Agreement with Lacus (the “Master Option Agreement”), for the acquisition of three options, to acquire up to an 85% interest in: (a) approximately 70,000 acres situated on prospective brine salars in Argentina.

In August 2010, the Company determined that this project was not economic viable. Lacus subsequently terminated the Master Option Agreement on August 24 2010. The Company expensed $742,178 of capitalized acquisition costs as impairment expense in the consolidated statement of operations during the year ended June 30, 2010.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

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

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2012	June 30, 2011
Leasehold improvement and office equipment	$72,015	$19,195
Field equipment	173,960	-
Less: Accumulated depreciation	(70,755)	(19,195)
	$175,220	$-

Depreciation expense for the years ended June 30, 2012 and 2011 was $51,560 and $3,946, respectively.

NOTE 6.   RELATED PARTY TRANSACTIONS

POSCAN

On August 24, 2011 and August 17, 2012, POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO (a Korean company), purchased a combined 100,595,238 shares of the Company’s common stock. See Notes 10 and 14.

MIZ Comercializadora, S de R.L.

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

The grant date of the 2,500,000 restricted shares was August 11, 2010. The stock price on the grant date was $0.38 per share. Total compensation expense which may be recognized in connection with these restricted shares is $950,000 if all of the shares vest. A milestone was achieved in January 2011, resulting in the vesting of 500,000 shares of common stock and the Company recorded $190,000 of stock-based compensation expense during the year ended June 30, 2011. In March 2012, the Company’s Board determined to accelerate the restricted stock as if the milestone regarding execution of a binding off-take agreement had been achieved, resulting in the vesting of 300,000 shares of common stock. As of June 30, 2012, all of these vested shares were issued. The remaining 1,700,000 restricted shares contain various vesting requirements that the Company estimates will be achieved between December 2012 and December 2013. During the years ended June 30, 2012 and 2011, the Company recorded $250,921 and $303,101, respectively, of compensation expense for these shares based on the estimated vesting dates.

In February 2011, the Company signed an Amendment to the Employment Services Agreement with MIZ, under which MIZ agreed to accept 500,000 shares of common stock in lieu of salaries payable. These shares were issued in February 2011. The Company recorded stock compensation expense of $192,500, which represents the fair value of the common stock on the performance grant date, or $0.385 per share. In addition, in February 2011, the Company issued 236,842 shares to MIZ which were previously granted in accordance with the Employment Services Agreement and an expense of $90,000 was recorded, which represents the fair value the common stock on the grant date, or $0.38 per share. MIZ was also paid $75,000 in cash for the year ended June 30, 2011. For the year ended June 30, 2012, MIZ’s compensation was $212,500, of which $20,830 was unpaid.

The Company also incurred $114,420 and $186,090 of stock-based compensation during the years ended June 30, 2012 and 2011, respectively, related to stock options granted to MIZ. See Note 10.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

R&M Global Advisors

The Company is party to a services agreement (the “R&M Agreement”) between R&M Global Advisors, LLC. (“R&M Global Advisors”) and the Company. Eric Marin (a partial owner of R&M Global Advisors) served as interim Chief Financial Officer of the Company. R&M Global Advisors was paid $145,187 and $10,000 in cash for compensation during the years ended June 30, 2012 and 2011, respectively. As of June 30, 2012, R&M Global Advisors was owed $81,300.

On June 30, 2012, the Company entered into Amendment No. 1 to the R&M Agreement (the “R&M Amendment”) with R&M Global Advisors. Pursuant to the R&M Amendment, R&M Global Advisors and the Company mutually agreed to terminate Eric Marin’s services as our Interim Chief Financial Officer at the close of business on June 30, 2012.

Related party payable

In November 2009, Li3 Energy started utilizing the administrative personnel and office space of a company with an office located in Lima, Peru in which Li3 Energy’s Chief Executive Officer functions in the same capacities (the “Related Party Company”) for which the Company was obligated for reimbursement of administrative salaries, rent, utilities and maintenance expenses. On July 31, 2010, the Company assumed an assignment of the lease and its related expenses. As a result, for the years ended June 30, 2012 and 2011, this is no longer a related party. As of June 30, 2012 and 2011, the payable due to the Related Party Company is $11,400 and $10,986, respectively.

Legal Services

During the year ended June 30, 2011, one of the Company’s directors was a Partner in a law firm that the Company engaged to perform certain legal services.  On October 25, 2010, the Partner resigned as a Director of the Company and as a result, these legal services are no longer considered related party in nature. The Company paid for such legal services at the standard rates that the firm charges its unrelated clients. During the year ended June 30, 2011, the total legal fees the Company incurred to such firm were approximately $69,000.

NOTE 7.  NOTES PAYABLE

On March 23, 2012, the Company entered into a $300,000 unsecured promissory note with a third party. The promissory note bears interest at 15% per annum and a penalty rate of 2% per annum, and was originally due on April 30, 2012, at which time its maturity date was extended to May 31, 2012. The total interest and penalties accrued on this note at June 30, 2012 is $8,375. The maturity date of this Note was extended to November 2, 2012.

On April 2, 2012, the Company entered into a $100,000 unsecured promissory note with a third party. The promissory note bears interest at 15% per annum and a penalty rate of 2% per annum, and was originally due on April 30, 2012, at which time its maturity date was extended to May 31, 2012. The total interest and penalties accrued on this note at June 30, 2012 is $3,148. This note was repaid in September 2012.

On April 20, 2012, the Company entered into a $250,000 unsecured promissory note payable with a third party. The promissory note bears interest at 15% per annum and a penalty rate of 2% per annum, and was due on May 21, 2012. The total interest and penalties accrued on this note at June 30, 2012 was $7,842. A portion of this note amounting to $120,000 was paid in September 2012, and the maturity date of the remaining balance of $130,000 was extended to November 2, 2012.

On June 8, 2012, the Company entered into a $500,000 unsecured promissory note payable with a third party. The promissory note bears interest at 25% per annum, and was due on June 22, 2012. The total interest accrued on this note at June 30, 2012 is $2,778. On August 20, 2012, this loan was repaid.

On June 5, 2008, the Company issued a $50,000 unsecured promissory note to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such note allow for prepayment of the principal and accrued interest any time without penalty. The interest rate is 8% per annum and the maturity date was June 5, 2010. The total interest accrued at June 30, 2012 and 2011 was $16,298 and $12,298, respectively.  This note is in default as of June 30, 2012 and remains payable to Milestone. To date, no demand or communication has been made from Milestone.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

On April 30, 2009, the Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) to Milestone, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due November 8, 2010.  The Convertible Note provides that the principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date.  The Company and Milestone have not yet negotiated such conversion terms.  The total interest accrued on the Convertible Note at June 30, 2012 and 2011 was $11,678 and $7,965, respectively. The Convertible Note is in default as of June 30, 2012 and remains payable to Milestone. To date, no demand or communication has been made from Milestone.

NOTE 8. CREDIT AGREEMENT

On May 2, 2011, the Company entered into and simultaneously closed a Credit Agreement for a $1.5 million bridge loan with three private institutional investors. Under the Credit Agreement, the Company issued to each lender a zero-coupon original issue discount note due February 2, 2012.  The notes are convertible into shares of the Company’s common stock at the lender’s option at a price of $0.40 per share.  The aggregate face amount of the notes at the February 2, 2012 maturity was $1,677,438. The Company may prepay the notes at its option (together with accrued original issue discount), and must prepay them (together with accrued original issue discount) first out of the net proceeds of any future capital raising transactions by the Company.

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

The Company agreed to pay finder’s fees consisting of cash in the amount of 5% of the aggregate issue price of the notes, or $75,000 in total, and warrants to purchase an aggregate of 75,000 shares of common stock, exercisable for five years at an initial exercise price of $0.40 per share (the “Arranger Warrants”). The Arranger Warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. The fair value of the Arranger Warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair value of the Arranger Warrants at the issuance date was $57,750, which was recorded as deferred financing costs. The deferred financing costs of $132,750 were amortized over the life of the debt on a straight-line basis which approximated the effective interest method. During the years ended June 30, 2012 and 2011, the Company recorded $103,250 and $29,500, respectively, of interest expense on deferred financing costs.

On August 25, 2011, the Company entered into an Amendment and Waiver Agreement with the holders of the zero-coupon bridge notes (the “Waiver Agreement”).  Pursuant to the Waiver Agreement, effective upon the closing of POSCAN’s initial $8 million investment under the SPA (see Note 11), the zero-coupon bridge notes maturity date was extended to June 30, 2012, and the Company was not required to make any prepayment out of the proceeds of the SPA.  As the POSCAN closing occurred on September 14, 2011, the Waiver Agreement was deemed effective on that date.  The Waiver Agreement does not alter the principal amount of the zero-coupon bridge notes; however, it provides that such notes will accrue interest at a rate of 15% per annum from February 2, 2012, until June 30, 2012.  The Waiver Agreement also reduced the conversion price of the $1.5 million zero-coupon bridge notes from $0.40 to $0.12 per share.  In connection with the Waiver Agreement, the Company agreed to pay an arranger a cash fee of $30,000.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

In connection with the Waiver Agreement, the convertible debentures were analyzed for a beneficial conversion feature after the debt modification at which time it was concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $330,019. This amount was recorded as a debt discount and will be amortized to interest expense over the term of the debentures. See detail summary below for carrying value of debt as of June 30, 2012.

Post-Modification Debt:
Estimated fair value of debt after modification	$1,584,192
Less: Beneficial conversion feature discount	(330,019)
Carrying value at September 14, 2011	1,254,173
Accrued interest	198,989
Amortization of debt discount	330,019
Carrying value at June 30, 2012	$1,783,181

Loss on Debt Extinguishment

The Company concluded that the Waiver Agreement resulted in a substantial modification of terms of the debt because the fair value of the embedded conversion feature increased by more than 10% as a result of the decrease in the conversion price from $0.40 per share to $0.12 per share. Accordingly, the Company recognized the amendment as an extinguishment of debt and recorded a loss on debt extinguishment.   The Company determined that the fair value of the Credit Agreement approximated the initial $1.5 million face value of the notes plus accrued interest of $84,192 due to the short-term nature of the notes.  As a result, the Company recorded a loss on debt extinguishment of $841,752 during the year ended June 30, 2012, as summarized below.

Loss on Extinguishment:
Estimated fair value of debt after modification	$1,584,192
Waiver fee	30,000
Fair value of assets given	1,614,192
Less: Carrying Value of pre-modification debt	(838,815)
Unamortized deferred financing costs	66,375
Loss on debt extinguishment	$841,752

Second Amendment and Waiver Agreement

On September 28, 2012, the Company entered into a Second Amendment and Waiver Agreement with the holders of the zero-coupon convertible notes (the “Second Waiver Agreement”).  Pursuant to the Second Waiver Agreement, the zero-coupon convertible notes maturity date was extended to September 28, 2013. The Waiver Agreement also reduced the conversion price of the $1.5 million zero-coupon bridge notes from $0.12 to $0.095 per share.  In connection with the Waiver Agreement, the Company agreed to pay an arranger a cash fee of $37,600.

The Company applied ASC 470-50-40/55 (formerly APB 26) “Debtor’s Accounting for a Modification or Exchange of Debt Instrument” and concluded that the revised terms constituted a debt extinguishment rather than debt modification because the change in the fair value of the embedded conversion features immediately before and after the modification exceeded 10% of the original loan balance. Accordingly, the Company will record a total of $153,319 in September 2012 as gain on debt extinguishment.

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

For the years ended June 30, 2012 and 2011

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

Activity for derivative warrant instruments during the year ended June 30, 2012, was as follows:

		Initial valuation
		of derivative	Increase
		liabilities upon	(decrease) in
	Balance at	issuance of new	fair value of		Balance at
	June 30,	warrants during	derivative	Exercise of	June 30,
	2011	the period	Liability	warrants	2012
2009 Unit Offering warrants	$3,854,119	$-	$(2,981,907)	$-	$872,212
First 2010 Unit Offering warrants	2,911,244	-	(1,270,600)	-	1,640,644
Second 2010 Unit Offering warrants	1,800,265	-	(972,377)	(590,462)	237,426
Third 2010 Unit Offering warrants	1,156,744	-	(644,403)	-	512,341
Incentive warrants	1,072,441	-	(492,681)	-	579,760
2011 Unit Offering warrants	3,736,897	-	(2,241,859)	-	1,495,038
Lender warrants	523,234	-	(248,848)	-	274,386
Warrants for advisory services
and Arranger warrants	189,810	-	(106,600)	-	83,210
POSCAN warrants	-	3,779,978	(1,821,067)	-	1,958,911
	$15,244,754	$3,779,978	$(10,780,342)	$(590,462)	$7,653,928

During the year ended June 30, 2012, 4,200,000 warrants were exercised for aggregate proceeds of $210,000. The Company reduced the derivative liability by $590,462 based on the fair value of the warrants on the date of exercise and increased additional paid-in capital by the same amount.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

Activity for derivative warrant instruments during the year ended June 30, 2011 was as follows:

		Initial valuation
		of derivative	Increase
		liabilities upon	(decrease) in
	Balance at	issuance of new	fair value of		Balance at
	June 30,	warrants during	derivative	Exercise of	June 30,
	2010	the period	Liability	warrants	2011
2009 Unit Offering warrants	$6,313,769	$-	$(2,459,650)	$-	$3,854,119
First 2010 Unit Offering warrants	1,715,959	236,937	958,348	-	2,911,244
Second 2010 Unit Offering warrants	-	151,360	4,231,216	(2,582,311)	1,800,265
Third 2010 Unit Offering warrants	-	757,772	2,421,207	(2,022,235)	1,156,744
Incentive warrants	-	1,068,320	4,121	-	1,072,441
2011 Unit Offering warrants	-	2,142,276	1,594,621	-	3,736,897
Lender warrants	-	1,132,000	(608,766)	-	523,234
Warrants for advisory services and Arranger warrants	-	214,760	(24,950)	-	189,810
	$8,029,728	$5,703,425	$6,116,147	$(4,604,546)	$15,244,754

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

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

The following is a summary of the assumptions used in the modified lattice valuation model as of the initial valuations of the derivative warrant instruments issued during the years ended June 30, 2012 and June 30, 2011, respectively, and as of June 30, 2012, and June 30, 2011, respectively:

	Initial	Initial
	Valuations -	Valuations -
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Common stock issuable upon exercise of warrants	38,095,300	46,750,323	89,284,712	54,200,565
Market value of common stock on measurement date (1)	$0.145	$0.12-$0.43	$0.09	$0.23
Adjusted exercise price	$0.40	$0.05-$0.50	$0.05-$0.48	$0.05-$0.54
Risk free interest rate (2)	0.42%	0.67%-2.20%	0.33%-0.49%	0.81%-1.76%
Warrant lives in years	3.0	2.8-5.0	1.8-3.8	2.8-4.7
Expected volatility (3)	205%	151%-197%	132%-241%	169%-197%
Expected dividend yields (4)	None	None	None	None
Assumed stock offerings per year over next five years (5)	1-2	1-2	1-2	1-2
Probability of stock offering in any year over five years (6)	100%	100%	100%	100%
Range of percentage of existing shares offered (7)	10%-31%	10%-31%	10%-31%	10%-31%
Offering price range (8)	$0.21-$0.45	$0.25-$1.50	$0.15-$0.50	$0.25-$0.45

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 3 or 5 - year Treasury Bill as of the respective Offering or measurement date.

(3)	Because the Company does not have adequate trading history to determine its historical trading volatility, the volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in each of the next five years.

(6)	Management has determined that the probability of a stock offering is 100% in each of the next five years.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 10% and 31% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

Subsequent to June 30, 2012, the exercise price of certain warrants and the number of shares issuable upon exercise of certain warrants were further adjusted. See Note 14.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

NOTE 10. STOCKHOLDERS’ EQUITY

Sales of Common Stock

Common stock issued for cash during the years ended June 30, 2005 through June 30, 2010

The table below summarizes sales of common stock from June 24, 2005 (inception) through June 30, 2010, and includes the portion of proceeds received which was allocated to warrants issued in conjunction with these sales of common stock.

Fiscal Year	Shares	Gross proceeds	Offering costs	Net proceeds	Relative fair value allocated to warrants	Amount allocated to common stock and paid-in capital	Per share price range
2005 (1)	71,052,672	$7,500	$-	$7,500	$-	$7,500	$0.0001
2006	47,368,454	50,000	-	50,000	-	50,000	0.0011
2007	-	-	-	-	-	-	-
2008	2,631,595	50,000	-	50,000	-	50,000	0.019
2009	-	-	-	-	-	-	-
2010	18,000,000	4,500,000	410,680	4,089,320	1,806,181	2,283,139	0.25
2011	55,685,324	10,381,739	1,012,361	9,369,378	3,288,346	6,081,032	0.05 – 0.27
2012	42,295,300	8,210,013	685,944	7,524,069	3,779,978	3,744,091	0.05 – 0.21

(1)	On October 19, 2009, 71,052,626 shares of the Company’s common stock owned by the founding shareholder, were surrendered and cancelled in exchange for the Company’s interest in a wholly-owned subsidiary. The net assets of the Company’s wholly-owned subsidiary prior to the exchange were $0 as of October 19, 2009. Therefore, the share cancellation was valued at $0.

2011 Activity:

First 2010 Unit Offering

In June 2010, the Board of Directors authorized the Company to offer up to a maximum of 20,000,000 units (the “First 2010 Unit Offering”) at a purchase price of $0.25 per unit (a “C Unit”). Each C Unit consisted of (i) one share of the Company’s common stock, and (ii) a warrant (a “C Warrant”) representing the right to purchase one share of common stock, exercisable for a period of two years at an exercise price of $0.50 per share.

Sales of C Units during the year ended June 30, 2011 pursuant to the First 2010 Unit Offering were as follows:

	Shares	Gross proceeds	Offering costs	Net proceeds	Relative fair value allocated to C Warrants	Amount allocated to common stock and paid-in capital
July 2010	2,000,000	$500,000	$47,245	$452,755	$219,871	$232,884
September 2010	160,000	40,000	4,757	35,243	17,066	18,177
	2,160,000	$540,000	$52,002	$487,998	$236,937	$251,061

In connection with the Second C Closing, the Company also became obligated to issue to a placement agent C Agent Warrants to purchase an aggregate of 140,000 shares of common stock at an exercise price of $0.25 per share, and incurred placement agent fees of $35,000, which is included in offering costs above.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

Second 2010 Unit Offering

In November 2010, the Company held a private placement offering (the “Second 2010 Unit Offering”) of 4,000,000 units of its securities to investors for gross proceeds of $200,000, at an offering price of $0.05 per unit (a “D Unit”). The Second 2010 Unit Offering provides each investor with the right (the “Double Option”), subject to certain conditions, to purchase, at any time prior to one year from subscription, a number of additional D Units up to the number of D Units purchased at the closing of the Second 2010 Unit Offering (“Double Units”). Each “D Unit” consists of one share of the Company’s common stock and a warrant (a “D Warrant”) to purchase one share of common stock at an exercise price of $0.05 per share. The D Warrants will be exercisable from issuance until five years after the final closing of the Second 2010 Unit Offering.

The Company determined that, in substance, the Second 2010 Unit Offering involved the issuance of three separate derivative instruments, one being the D Warrants included in the D Units, and the other two being components of the Double Options, which consist of the right to purchase (the “Double Option Common Component“) the shares of common stock included in the Double Units for $0.05 until November 7, 2011, and the additional D Warrants (the “Double D Warrants”) that would be included in any Double Units issued upon exercise of the Double Option.

Sales of D Units during the year ended June 30, 2011 pursuant to the Second 2010 Unit Offering were as follows:

	Shares	Gross proceeds	Offering costs	Net proceeds	Relative fair value allocated to D Warrants	Amount allocated to common stock and paid-in capital
November 2010	4,000,000	$200,000	$-	$200,000	$151,361	$48,639
	4,000,000	$200,000	$-	$200,000	$151,361	$48,639

The subscription agreements provide the investors with certain “piggyback” registration rights covering the shares of Common Stock included in the D Units (including any Double Units) and the shares of Common Stock issuable upon exercise of the D Warrants (including D Warrants included in any Double Units).

Third 2010 Unit Offering

In December 2010, the Company held a private placement offering (the “Third 2010 Unit Offering”) of up to 13,333,334 units of its securities at a purchase price of $0.15 per unit (an “E Unit”). Each “E Unit” consisted of (i) one share of the Company’s common stock, and (ii) a warrant (“E Warrant”) representing the right to purchase one share of common stock, exercisable for a period of five years at an exercise price of $0.15 per share.

Sales of E Units during the year ended June 30, 2011 pursuant to the Third 2010 Unit Offering were as follows:

	Shares	Gross proceeds	Offering costs	Net proceeds	Relative fair value allocated to E Warrants	Amount Allocated to common stock and paid-in capital
December 2010	9,483,330	$1,422,500	$165,585	$1,256,915	$601,752	$655,163
January 2011	1,783,333	267,500	41,033	226,467	133,212	93,255
February 2011	400,000	60,000	16,470	43,530	22,808	20,722
	11,666,663	$1,750,000	$223,088	$1,526,912	$757,772	$769,140

2011 Offering

On March 22, 2011, the Company held a private placement offering (the “2011 Offering”) of up to $10,000,000 worth of units of securities at an offering price of $0.27 per unit (“G Unit”).  Each G Unit consisted of (i) one share of our common stock, par value $0.001 per share, and (ii) a warrant to purchase one-half of a share of common stock, at an exercise price of $0.40 per whole share (“G Warrant”, or “2011 Unit Offering Warrant”). The G Warrants are exercisable for a period of three years.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

Sales of the G Units during the year ended June 30, 2011 pursuant to the 2011 Offering were as follows:

	Shares	Gross proceeds	Offering costs	Net proceeds	Relative fair value allocated to G Warrants	Amount Allocated to common stock and paid-in capital
April 2011	23,920,071	$6,458,189	$737,271	$5,720,918	$2,142,276	$3,578,643
	23,920,071	$6,458,189	$737,271	$5,720,918	$2,142,276	$3,578,643

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

Warrants exercises

Issuances of common stock for cash upon exercise of warrants were as follows:

	Shares	Gross proceeds	Offering costs	Net proceeds	Amount Allocated to common stock and paid-in capital
D Warrants – February 2011	3,800,000	$190,000	$-	$190,000	$190,000
D Warrants – May 2011	2,000,000	100,000	-	100,000	100,000
D Warrants (cashless) – June 2011	515,254	-	-	-	-
E Warrants	7,623,336	1,143,550	-	1,143,550	1,143,550
	13,938,590	$1,433,550	$-	$1,433,550	$1,433,550

During February 2011, 3,800,000 Double Options were exercised for gross proceeds of $190,000 to purchase 3,800,000 Double Units. Also, during the year ended June 30, 2011, 2,000,000 D Warrants were exercised for gross proceeds of $100,000, and 600,000 warrants were exercised in a cashless exercise resulting in the issuance of 515,254 shares of common stock.

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

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

2012 Activity:

POSCAN

On August 24, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA”) with POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO (a Korean company), (together, the “POSCAN Agreements”), pursuant to which on September 14, 2011, POSCAN purchased 38,095,300 units for $0.21.  Each unit consisted of one share of our common stock and a three-year warrant (“POSCAN Warrants”) to purchase one share of our common stock at an exercise price of $0.40 per share. The Company incurred finders’ fees equal to 7% of the gross proceeds received from the SPA.  At June 30, 2012, the Company has paid $493,000 of the fees and has $67,000 of finders’ fees payable recorded in accounts payable in the consolidated balance sheet.

Sales of the “Units” during the year ended June 30, 2012 pursuant to the SPA were as follows:

	Shares	Gross proceeds	Offering costs	Net proceeds	Relative fair value allocated to POSCAN Warrants	Amount Allocated to common stock and paid-in capital
August 2011	38,095,300	$8,000,013	$685,944	$7,314,069	$3,779,978	$3,534,081
	38,095,300	$8,000,013	$685,944	$7,314,069	$3,779,978	$3,534,081

POSCAN committed to purchase an additional 47,619,000 Units at the same $0.21 price per Unit (for an aggregate additional purchase price of approximately $10 million) upon satisfaction of certain conditions, including:  (i) completion of an updated Measured and Indicated Resource Report prepared in compliance with Canadian National Instrument (“NI”) 43-101 standards that concludes that our Maricunga property meets certain technical requirements and that proceeding to the feasibility study phase for the Maricunga project is warranted; (ii) completion of a work program agreed to by us and POSCAN; and (iii) having the necessary permits and approvals in place for building and operating a brine test facility on the Maricunga property.  The SPA provides that the Company is to use the proceeds from such investments exclusively for activities related to the development of the Maricunga project pursuant to budgets mutually agreeable to us and POSCAN.

The SPA includes provisions for POSCAN to purchase brine from the Maricunga property and test it at POSCAN’s test facility in Korea.  In addition, the SPA provides that the Company and POSCAN will discuss and evaluate the development, financing and construction of a brine testing facility on the Maricunga property, and that if such facility is built, the Company would (i) supply the test facility with brine and other materials and utilities and (ii) assist POSCAN in obtaining any rights, licenses and permits required to build and operate such facility.

The securities purchased by POSCAN are restricted and may not be sold (subject to customary exceptions) until the earlier of nine months from their issuance or November 20, 2012.  Pursuant to the IRA, the Company has granted POSCAN the right to demand registration of the common stock included in the Units, and issuable upon exercise of the warrants included in the Units, commencing 12 months after the date of issuance of the Units and ending five years after the date of the IRA.  The Company’s obligation to register any such shares shall terminate once they may be sold without registration in any 30 day period pursuant to Rule 144 under the Securities Act.  Upon a registration demand made by POSCAN pursuant to the IRA, the Company must file a registration statement covering the shares within 75 calendar days of such demand, and use our best efforts to have it declared effective within 120 calendar days of filing.  If the Company does not meet these deadlines, the Company must pay liquidated damages of 2% of the purchase price of the securities per month until such failures are cured (up to an aggregate maximum of 10%).  POSCAN will also have “piggy-back” registration rights with respect to such shares. To date, POSCAN has not required the Company to register the shares.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

The IRA provides that the Company will appoint a director nominated by POSCAN to our Board of Directors, and will continue to nominate a POSCAN-designee at each annual meeting for as long as POSCAN owns not less than 10% of the issued and outstanding shares of our common stock.  So long as POSCAN holds any shares of our common stock (subject to customary exceptions), the Company shall not issue any new securities to any person unless the Company has also offered to POSCAN the right to purchase its pro rata share of such securities on the same terms and conditions as are offered, as to maintain its then percentage interest in our outstanding capital.  The IRA also provides that, until the earlier of (i) POSCAN owning less than 10% of our issued and outstanding common stock and (ii) our aggregate market capitalization exceeding $250 million, the Company may not undertake certain actions without the approval of POSCAN (which approval may be evidenced by the affirmative vote or consent of POSCAN’s director nominee), including:  a liquidation, merger or reorganization; a sale of all or substantially all of the Company’s assets; incurring indebtedness in excess of $1,000,000 (subject to certain exceptions); create or take any action that results in our the Company’s holding the capital stock of any subsidiary that is not wholly owned (with certain exceptions); transfer or license our proprietary technology to a third party; substantially change the scope of the Company’s business; or amend or waive any non-competition or non-solicitation provision applicable to the Company’s Chief Executive Officer or Chief Operating Officer.

POSCO (with its subsidiaries) is a diversified company, with operations in energy, chemicals and materials and is one of the largest steel manufacturers in the world.   There can be no assurance that any final agreement will be reached with POSCAN with respect to a pilot plant, a commercial plant, any further investment by POSCAN, any purchase by POSCAN of our production, or otherwise.

Warrants exercises

During the year ended June 30, 2012, 4,200,000 D Warrants were exercised for gross proceeds of $210,000.

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

Common Stock issued for services

Common stock issued for services during the years ended June 30, 2005 through June 30, 2010

The table below summarizes sales of common stock from June 24, 2005 (inception) through June 30, 2012, and includes the portion of proceeds received which was allocated to warrants issued in conjunction with these sales of common stock.

Fiscal Year	Shares	Fair value of shares issued	Amount allocated to common stock par value	Amount allocated to paid-in capital	Per share price range
2005	-	$-	$-	$-	$0.00
2006	-	-	-	-	0.00
2007	-	-	-	-	0.00
2008	-	-	-	-	0.00
2009	-	-	-	-	0.00
2010	2,625,000	811,050	2,625	808,425	0.003 – 0.93
2011	5,603,501	1,697,567	5,603	1,691,964	0.235 – 0.385
2012	1,573,333	135,200	1,574	133,626	0.106

2011 Activity:

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

For the years ended June 30, 2012 and 2011

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

On September 14, 2011, the Company delivered a Notice of Termination to the Investor, terminating the Company’s right to make any Puts under the Investment Agreement.

2012 Activity:

On March 6, 2012, the Board of Directors approved an agreement with a third party consultant to issue 500,000 shares of common stock for services, of which 250,000 were issued in March 2012 and 250,000 shares were issued in May 2012. The value of the shares was determined based on the $0.13 per share closing price of the common stock on the measurement date, and totaled $65,000, all of which was expensed during the year ended June 30, 2012.

On March 6, 2012, the Board of Directors approved the issuance of 540,000 shares of common stock to various third party consultants for services, all of which were issued during March 2012. The value of the shares was determined based on the $0.13 per share closing price of the common stock on the measurement date, and totaled $70,200, which was expensed during the year ended June 30, 2012.

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

For the years ended June 30, 2012 and 2011

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

On May 2, 2012, the Company’s Board of Directors amended the 2009 Plan to increase the maximum number of shares of common stock of the Company available for issuance pursuant to awards granted under the 2009 Plan (the “Plan Limit”) from 5,000,000 shares to 30,000,000 shares (the "Plan Expansion Amendment"). After further review, and pursuant to the recommendation of its Compensation Committee, on June 17, 2012, the Board amended the 2009 Plan to decrease the Plan Limit from 30,000,000 shares to 5,000,000 shares, effectively rescinding the Plan Expansion Amendment.

In May 2012, the Company committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares to members of its Board of Directors. Such restricted stock units of these restricted stock units shall vest over a period over three years starting from later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities,. However, the Company does not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. The Company recorded compensation expense of $19,327 during the year ended June 30, 2012.

On May 2, 2012, the Board of Directors amended the 2009 Plan to increase the maximum number of shares of common stock of the Company available for issuance pursuant to awards granted under the 2009 Plan from 5,000,000 shares to 30,000,000 shares. However, on June 17, 2012, the Board amended the 2009 Plan to decrease the Plan Limit from 30,000,000 shares to 5,000,000 shares, effectively rescinding the May 2, 2012 amendment.

Restricted Stock Units

On June 27, 2011, the Company granted its Chief Executive Officer an award of 700,000 restricted stock units under the 2009 Plan which vests in 1/3 increments each January 15th of 2012, 2013 and 2014. The value of the issuable shares was determined based on the $0.22 per share closing price of the common stock on the measurement date, and totaled $154,000. The Company will record stock compensation expense over the 3 year service period. During the year ended June 30, 2012, the Company recorded $103,830 of stock compensation in connection with this agreement. 233,333 shares of common stock have been issued during the year ended June 30, 2012.

During December 2011, the Company entered into a one-year employment agreement with a new Vice President of Finance (the “VP of Finance”) which originally was to begin on January 1, 2012 (amended to March 1, 2012). Pursuant to the agreement, the VP of Finance was granted 250,000 restricted stock units under its 2009 Plan which will vest over 3 years. The value of the issuable shares was determined based on the $0.13 closing price of the common stock on the measurement date, and totaled $34,500. The Company will record stock compensation expense for these restricted stock units over the 3 year service period which begins on March 1, 2012, of which the Company recorded expense of $11,500 during the year ended June 30, 2012.

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

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

A director resigned on February 18, 2010, and in connection with this termination, 50,000 stock options were forfeited. The resigning director entered into a consulting arrangement with the Company at such time, and subsequently received a separate option under the 2009 Plan to purchase 50,000 shares of common stock with a two-year term and an exercise price equal to $1.00 per share that immediately vested.  The fair value of the options of $37,091 was immediately expensed and the options had no intrinsic value on the date of issuance.

On April 22, 2010, the Company’s Board of Directors granted options under the 2009 Plan to purchase 200,000 shares of its common stock to a consultant.  These options vested immediately and have a 5-year term. They were granted with an exercise price equal to $0.32 per share. The stock price on the grant date was $0.67 per share.  As a result, the intrinsic value and fair value for these options on the grant date was $70,000 and $114,783, respectively. The fair value of $114,783 was immediately expensed.

On August 26, 2010, the Company granted 1,000,000 options to purchase shares of its common stock to MIZ in connection with the Company’s hiring of an affiliate of MIZ as its Chief Operating Officer.  These options were granted with an exercise price of $0.38 per share, which was also the stock price on the grant date.  As a result, the intrinsic value and estimated fair value for these options on the grant date was $0 and $343,310, respectively. These options vest in three equal installments on each of the first, second and third anniversaries of the date of grant and expire after ten years.

A summary of stock option activity is presented in the table below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2010	800,000	$0.31	7.73	$-
Granted	1,000,000	0.38	10.00	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at June 30, 2011	1,800,000	0.35	8.06	-
Granted	250,000	0.40	5.00	-
Exercised	-	-	-	-
Expired/Forfeited	(600,000)	0.31	6.82	-
Outstanding at June 30, 2012	1,450,000	$0.38	6.79	$-
Exercisable at June 30, 2012	533,333	$0.36	6.13	$-

During the year ended June 30, 2012, the 250,000 options that were granted had a weighted average grant-date fair value of $0.13 per share.  During the year ended June 30, 2011, the 1,000,000 options that were granted had a weighted average grant-date fair value of $0.34 per share.  During the years ended June 30, 2012, and 2011, the Company recognized stock-based compensation expense of $121,210 and $283,759, respectively related to stock options, of which $121,210 and $186,090, respectively, was attributable to a related party.  As of June 30, 2012, there was approximately $77,670 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1.54 years.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

The fair value of the options granted during the years ended June 30, 2012 and 2011 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2012	June 30, 2011
Market value of common stock on grant date	$0.14	$0.38
Risk free interest rate (1)	0.83%	2.08%
Dividend yield	None	None
Volatility factor	230%	150%
Weighted average expected life in years (2)	3.3	6.0
Expected forfeiture rate	5%	5%

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

Warrants

Summary information regarding common stock warrants outstanding is as follows:

		Weighted-average
	Number of	Exercise
	Warrants	Price
Outstanding at June 30, 2010	18,493,150	$0.66
Issued	46,750,323	0.25
Warrants issued pursuant to anti-dilution provisions	2,980,428	0.34
Exercised	(14,023,336)	0.10
Outstanding at June 30, 2011	54,200,565	0.35
Issued	38,095,300	0.40
Warrants issued pursuant to anti-dilution provisions	1,188,847	0.38
Exercised	(4,200,000)	0.05
Outstanding at June 30, 2012	89,284,712	0.37

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

Warrants outstanding as of June 30, 2012 are as follows:

		Outstanding		Exercisable
	Exercise	number	Remaining	number
Issuance Date	price	of shares	life	of shares
November 10, 2009 – December 23, 2009	$0.31	7,162,305	2.4 - 2.5 years	7,162,305
November 10, 2009 – December 23, 2009	$0.48	7,211,339	2.4 - 2.5 years	7,211,339
June 9, 2010 – September 13, 2010	$0.32	9,575,516	2.9 - 3.2 years	9,575,516
June 9, 2010 – July 13, 2010	$0.20	527,891	2.9 - 3.0 years	527,891
November 8-15, 2010	$0.05	1,400,000	3.4 years	1,400,000
December 9, 2010 – March 24, 2011	$0.15	4,806,878	3.4 - 3.6 years	4,806,878
March 24, 2011	$0.45	4,256,827	3.7 years	4,256,827
April 7, 2011	$0.37	11,960,050	1.9 years	11,960,050
April 7, 2011	$0.26	1,913,606	1.9 years	1,913,606
May 2, 2011	$0.43	1,500,000	3.8 years	1,500,000
May 2, 2011	$0.36	75,000	3.8 years	75,000
June 27, 2011	$0.37	800,000	1.8 years	800,000
September 14, 2011	$0.40	38,095,300	2.2 years	38,095,300
		89,284,712		89,284,712

The intrinsic value of warrants outstanding at June 30, 2012 was $70,000.

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

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Derivative liabilities - warrant instruments	$-	$-	$7,653,928	$7,653,928

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Derivative liabilities - warrant instruments	$-	$-	$15,244,754	$15,244,754

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Years Ended June 30,
	2012	2011
Beginning balance	$(15,244,754)	$(8,029,728)
Change in fair value	10,780,342	(6,116,147)
Additions	(3,779,978)	(4,635,105)
Warrant modification	-	(1,068,320)
Exercise of warrants	590,462	4,604,546
Ending balance	$(7,653,928)	$(15,244,754)

Change in unrealized gains (losses) included in earnings for the year ended June 30, 2012 and 2011	$10,780,342	$(6,116,147)

During the years ended June 30, 2012 and 2011, the Company recorded a realized loss of $590,462 and $4,069,165, respectively, on the settlement of a portion of the warrant derivative liability due to the exercise of certain warrants, which is included in the change in the fair value of warrant derivative liability in the consolidated income statements.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

NOTE 12. INCOME TAXES

The Company files a U.S. federal income tax return.  The Company’s foreign subsidiaries file income tax returns in their jurisdictions.

The components of the consolidated taxable net loss are as follows as of the years ended June 30, 2012:

	2012	2011
U.S.	$(5,224,954)	$(4,481,089)
Foreign	(7,601,114)	(679,850)
Total	$(12,826,068)	$(5,160,939)

The components of the Company’s deferred tax assets at June 30, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry-forwards	$6,654,049	$3,421,876
Stock-based compensation	1,391,211	1,294,879
Impairment of mineral rights	3,098,687	2,996,687
Accrued expenses	255,085	-
Loss contingency	167,108
Valuation allowance	(11,441,020)	(7,611,366)
Total deferred tax assets	125,120	102,076
Deferred tax liability:
Beneficial conversion feature and other	(125,120)	(102,076)
Net deferred tax assets	$-	$-

The following table provides reconciliation between income taxes computed at the federal statutory rate and our provision for income taxes at June 30, 2012:

	2012	2011
Federal income taxes at 34%	$(466,035)	$(6,490,627)
Change in fair value of derivative liability - warrant instruments	(3,665,316)	2,079,490
Warrant modification expense	-	363,229
Amortization of beneficial conversion feature	175,042	126,740
Meals and entertainment	14,617
Restricted stock units	124,525
Change in valuation allowance	3,814,448	3,874,974
Other	2,719	46,194
Provision for income taxes	$-	$-

Unless previously utilized, $9,899,863 of federal tax loss carry-forwards will begin to expire in 2029 and $8,280,964 foreign loss can be carried forward indefinitely.  Federal tax laws limit the time during which the net operating loss carry-forwards may be applied against future taxes, and if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carry-forwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at June 30, 2012 and 2011.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Mining Permits

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that the Company will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on the Company’s properties at economically viable costs.

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

The Chilean Government’s Ministry of Mining established its first ever auction for the award of a lithium production quotas and licenses (Special Lithium Operations Contracts, or CEOLs) which would permit the exploitation of an aggregate of 100,000 tons of lithium metal (approximately 530,000 tons of lithium carbonate equivalent) over a 20 year period, subject to a seven percent royalty.  In September 2012, the Company formed a consortium consisting of the Company, POSCO, Daewoo International Corp, and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction.  As required under the rules established by the Ministry of Mining, on September 14th, 2012, the Consortium submitted its bid for the CEOLs.

On September 24, 2012, the Ministry of Mining opened the bids and informed the Company that the Consortium’s bid was not the winning bid.

On October 1, 2012, the Ministry of Mining informed the Company that the Chilean Government decided to invalidate the CEOL process and the results announced on September 24, 2012 due to an administrative error.

The Company is currently in the process of pursuing the Chilean Government to reconsider its decision to invalidate the CEOL process. The Company requested that the Chilean Government should award the CEOL to the second highest bidder, the Consortium´s offer. The Company put together a “Request for Reconsideration” (RFR).   This is deemed to be a friendly recourse which anybody can request an authority to change their decision.

If such action is turned down, a fast track Court Action called “Protection Recourse” might take place. Under that circumstance, Courts would determine on rule whether or not the Government is abusing by its action.   If they rule in the Company´s favor, the Government would be forced to complete the process and grant the CEOL to the Consortium.

Pending the outcome of the permitting process, the Company is exploring other strategies that could enable the Company to obtain rights to exploit lithium in Chile, whether from our Maricunga project or otherwise. Additionally, the Company is evaluating the Maricunga project as a potential producer of potassium nitrate.  However, there can be no assurances that the Company will be able to do so in the near future or at all.

There has been a recent trend in Argentina, at the National and Provincial levels, of seeking to limit and/or to restrict certain mining activities within the territory of certain Provinces. The Province of Jujuy, which is adjacent to the Province of Salta, where the Noto Properties are located, issued in March 2011 a Decree declaring lithium reserves as strategic natural resources for the Province, subjecting lithium exploration and exploitation projects to the evaluation of an Experts Committee, and the subsequent approval of different government bodies and the favorable recommendation of the Experts Committee. There can be no assurance that similar regulations will not be issued in the Province of Salta.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

In October 2010, the National Law No. 26,639, "Regime of Minimum Principles for the Preservation of Glaciers and Periglacial Environment" (the "Glaciers Law"), was promulgated. The Glaciers Law is aimed at the protection and preservation of glaciers and the periglacial environment. The Glaciers Law regulates, limits, and in certain cases, bans certain activities developed on glacial and periglacial areas. Depending on how the Glaciers Law is interpreted - and, specifically, the definition of the term “periglacial” - this regulation could have a negative effect on the potential activities to be conducted on the Noto Properties.

The Company believes that it is in compliance with all material laws and regulations that currently apply to its activities, but there can be no assurance that the Company can continue to remain in compliance. Current laws and regulations could be amended and the Company might not be able to comply with them, as amended. Further, there can be no assurance that the Company will be able to obtain or maintain all permits necessary for our future operations, or that the Company will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, the Company may be delayed or prohibited from proceeding with planned exploration or development of its mineral properties.

Non-Binding Agreement - New World Resource Corp.

On January 19, 2012, the Company entered into a non-binding agreement whereby the Company would acquire certain options (the “New World Options”) held by New World Resource Corp., with respect to a the Pastos Grandes lithium brine project in the Sud Lipez province within the Department of Potosi, Bolivia (the “Pastos Project”), as well as certain other assets.

The agreement contemplated a purchase price for the New World Options and other assets consisting of equity representing 22.5% of the Company after completion of such transaction.

The Company advanced $150,000 to fund a required payment under the New World Options that was due in February 2012. The Company then elected to not pursue this transaction and expensed this $150,000 payment during the year ended June 30, 2012.

Non-Binding Agreement - Claritas, Lithium and Bongo Mining Properties

On November 30, 2011, the Company entered into a non-binding agreement with three companies consisting of SLM Claritas, SLM Bongo and SLM Lithium (collectively, the “SLM Sellers”) with mining concessions with respect to an aggregate of 3,721 acres (1,506 hectares) in Chile (the “Chilean Prospect”) located near the Company’s Maricunga property. Pursuant to the non-binding agreement, the Company made a one-time nonrefundable payment (the “SLM Deposit”) of $250,000 on January 5, 2012. The SLM Deposit provided the Company with 60 days to perform due diligence procedures to determine whether or not to proceed with negotiating definitive agreements with the SLM Sellers regarding the Chilean Prospect. The Company elected to not proceed on negotiations related to the definitive agreements and has written off the SLM Deposit during the year ended June 30, 2012.

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

Pursuant to a registration rights agreement for the 2011 Offering, the Company agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the G warrants under the Securities Act of 1933, as amended, and to use its best efforts to cause such registration statement to become effective within 150 days after the filing date, all at the Company’s own expense. Pursuant to the registration rights agreement, in the event the Company does not meet these deadlines, the Company has agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured (up to an aggregate maximum penalty of 10%, or $645,819). The Company was required to file the registration statement by June 21, 2011, however the registration statement was not filed until July 1, 2011, and the Company recorded a monetary penalties accrual of $38,750, which has not yet been paid as of June 31, 2012. The Company was required to cause the registration statement to become effective by November 28, 2011, however the registration statement was not effective until March 19, 2012, and the Company increased the monetary penalties accrual to $530,243 (which includes accrued interest of $41,438 and is calculated at 18% per annum for registration rights penalties considered past due), and the penalty has not yet been paid as of June 30, 2012. Although the Company intends to seek a waiver for these monetary penalties, there is no assurance the Company will be successful in obtaining a waiver.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

R3 Fusion

R3 Fusion, Inc. (“R3”) is a technology company that has developed, patented, demonstrated and is currently commercializing its Short Path Condensate Recovery (SPaCeR) technology, which utilizes waste process heat and engineering designed to achieve a highly cost effective means of environmentally friendly fluid processing.

The Company believes the SPaCeR™ technology may speed the rate of mineral recovery from brine. However there can be no assurance that it will do so on a commercially favorable basis or at all. Not only do we believe R3’s SPaCeR technology can aid in the recovery of lithium, but we believe it will allow brine mining operations to use smaller facilities, reducing their footprint by as much as 1,000-fold.

On January 13, 2012, Li3 Energy entered into an agreement with R3 (the “R3 Agreement”) to apply R3’s SPaCeR in processing brine from the Company’s properties. Pursuant to the R3 Agreement, R3 will provide the Company with a demonstration plant consisting of two units having a design flow capacity of at least 1.6 liters per second each, and on-site training. Upon installation of the facilities Li3 Energy will pay R3 equipment use fees of $37,500 per month for the first twelve months following successful installation and commissioning of the system, and, if Li3 Energy elects to keep the equipment on site thereafter, $12,500 per month for up to an additional 36 months.

The R3 Agreement also provides that Li3 Energy will be given the exclusive license, subject to final negotiations, to exploit R3’s SPaCeR technology throughout the world for the processing of lithium-containing brine for so long as Li3 Energy is using such systems in the processing of brine at our facilities in South America.

Nevada

Under the BSV Option Agreement, as amended, the Company was required to pay to GeoXplor $100,000 on June 30, 2010, which the Company has not paid.   During the year ended June 30, 2011, the Company became obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes, which is recorded in accrued expenses as of June 30, 2011.  At June 30, 2012 and 2011, the Company has recorded $189,600 in accrued liabilities related to this agreement.

Employment Agreement

The Company has entered into an Employment Services Agreement with our Chief Executive Officer, Mr. Luis Saenz, effective as of August 24, 2011.  Under the Employment Services Agreement, the Company will pay Mr. Saenz such base salary as may be determined by its Board of Directors.  The Employment Services Agreement has an initial term of one year and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew.  The Company may also pay Mr. Saenz an annual bonus at such time and in such amount as may be determined by its Board of Directors in its sole discretion.

Mr. Saenz’s employment by the Company remains “at-will” and terminable at any time for any reason or for no reason.  If Mr. Saenz’s employment is terminated by the Company without Cause, the Company must continue to pay him any base salary at the rate then in effect for a period of 18 months.  If Mr. Saenz terminates the Employment Services Agreement for Good Reason, or in the event of a termination of employment due to a permanent disability, the Company will continue to pay him any base salary at the rate then in effect for a period of 18 months.

For the duration of the employment period and, unless the Company terminates Mr. Saenz’s employment without Cause, for a period of 18 months thereafter, Mr. Saenz has agreed not to directly or indirectly compete with any business engaged in by us or proposed to be engaged in by us during the period of his employment anywhere within the countries in which the Company is then operating.

Gain contingency

As at June 30, 2012, the Company did not capitalize any Chilean value-added taxes (“VAT”) amounting to $770,153 arising from various purchases of goods and services in Chile. The Company expensed these amounts during the year ended June 30, 2012 due to the uncertainty of recoverability and is included in exploration expenses on the consolidated statement of operations. Under Chilean regulation, this VAT is recoverable from future VAT payable.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

Operating leases

Rental expense for office operating leases was $87,769 and $43,662 during the years ended June 30, 2012 and 2011, respectively. Future minimum rental commitments under long-term non-cancellable facilities operating leases in place as of June 30, 2012 are as follows:

Years ending June 30	Amount
2013	$93,308
2014	100,041
2015	42,304
2016	-
2017	-
Thereafter	-
Total minimum lease payments	$235,653

NOTE 14. SUBSEQUENT EVENTS

POSCO

On August 17, 2012, the Company closed on POSCAN’s second tranche of investment under the SPA (the “Second Closing”), selling 62,499,938 units to POSCAN for $9,999,990, with each unit consisting of one share of common stock and a three-year warrant to purchase one share of common stock for $0.21 per share.

On the same date, the Company entered into an Additional Agreement to Stock Purchase Agreement (the “Additional Agreement”) with POSCAN which, among other things, modifies certain provisions of the SPA. The Additional Agreement reduced POSCAN’s purchase price per unit for the Second Closing from $0.21 per share to $0.16 per share, and reduced the exercise price of all of the warrants sold under the SPA from $0.40 per share to $0.21 per share. The Company revalued the modified warrants before and after the modification date and the increase in fair value is estimated to be $219,322 which will be recorded as a modification expense.

Pursuant to the Additional Agreement, the Company also agreed to issue to POSCAN a two-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.15 per share. Furthermore, the Additional Agreement provides that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issues or sells any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing.

The Additional Agreement provides restrictions on our use of the proceeds from the Second Closing, and includes the Company’s agreement to use its best efforts to obtain a Chilean lithium production concession and to take certain steps towards commercialization of its flagship Maricunga property.

Stock Settlement Agreements

In September 2012, the Company entered into several stock settlement agreements with certain parties to whom the Company was obligated as of June 30, 2012 (“Receivable Holders”). The Company has entered into settlement agreements with respect to an aggregate of $390,326 of obligations, and has issued an aggregate of 5,825,761 shares of the Company’s common stock pursuant thereto. Each settlement agreement that the Company has entered into to date has provided for the Company to issue one share of the Company’s common stock for every $0.067 of obligations released by the Receivable Holder.

The majority of the settlement agreements above were for obligations to directors and officers of the Company as of June 30, 2012.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

Second Waiver Agreement

In September 2012, the Company obtained the Second Waiver Agreement from the holders of the zero-coupon convertible notes. See Note 8.

Mining Permit

In September 2012, the Company received update on its permit request for the exploitation right of Lithium from the Government of Chile. See Note 13.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

EXHIBIT INDEX

Exhibit Number	Description
10.47	Form of 15% Bridge Notes issued by the Registrant

10.52	Employment Services Agreement between the Registrant and Luis Santillana, dated as of December 1, 2011

10.53	Amendment to Employment Services Agreement between the Registrant and Luis Santillana, dated as of March 1, 2012

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002