Form 10-K/A
period 2012-06-30
Li3 Energy, Inc.
filed 2012-10-29
CIK 1334699

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A of Li3 Energy, Inc. (the “Company”), is being filed solely to furnish as Exhibits to the Annual Report certain financial statements in eXtensible Business Reporting Language, as required by Rule 405 of Regulation S-T.

No changes have been made to the Annual Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above.

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

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on June 24, 2005 (1)

3.2	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 11, 2008 (2)

3.3	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on October 19, 2009 (4)

3.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 15, 2011 (17)

3.5	Bylaws of the Registrant, as Amended (20)

4.1	Form of Investor A Warrant of the Registrant, issued in connection with a private placement of which several closings were held in November and December of 2009 (5)

4.2	Form of Investor B Warrant of the Registrant, issued in connection with a private placement of which several closings were held in November and December of 2009 (5)

4.3	Form of Warrant of the Registrant, issued in connection with a private placement of which several closings were held in June, July and September of 2010 (10)

4.4	Form of Warrant included in the D Units sold in the Second 2010 Unit Offering (13)

4.5	Form of Warrant included in the E Units sold in the Third 2010 Unit Offering (15)

4.6	Form of Warrant included in the units issued in private placement in April and May, 2011 (16)

4.7	Form of Warrant issued pursuant to Securities Purchase Agreement dated as of August 24, 2011, between the Registrant and POSCAN (18)

4.8	Form of Warrant issued pursuant to the Additional Agreement to Securities Purchase Agreement, dated as of August 17, 2012, between the Registrant and POSCAN (26)

4.9	Form of Bonus Warrant issued pursuant to the Additional Agreement to Securities Purchase Agreement, dated as of August 17, 2012, between the Registrant and POSCAN (26)

10.1 †	Registrant’s 2009 Stock Incentive Plan adopted October 19, 2009 (5)

10.2 †	Form of Stock Option Agreement under the Registrant’s 2009 Equity Incentive Plan (5)

10.3	Form of Subscription Agreement between the Registrant and each subscriber in a private placement offering of units (5)

10.12	Registration Rights Agreement, dated as of February 16, 2010, among the Registrant, Next Lithium Corp. and Next Lithium (Nevada) Corp. (7)

10.14 †	Engagement Letter, dated January 7, 2010, between the Registrant and Marin Management Services, LLC (8)

10.18	Form of Subscription Agreement between the Registrant and each subscriber in the private placement of which several closings were held in June, July and September of 2010 (10)

10.19	Form of Registration Rights Agreement between the Registrant and the subscribers in the private placement of which several closings were held in June, July and September of 2010 (9)

10.20	Addendum to Master Option Agreement between Lacus Minerals S.A. and the Registrant, dated as of July 30, 2010 (12)

10.21	Stock Purchase Agreement, dated as of August 3, 2010, among the Registrant, Pacific Road Capital A Pty. Limited, as trustee for Pacific Road Resources Fund A, Pacific Road Capital B Pty. Limited, as trustee for Pacific Road Resources Fund B, and Pacific Road Capital Management G.P. Limited, as General Partner of Pacific Road Resources Fund L.P. (11)

10.22†	Employment Services Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (12)

10.23†	Form of Restricted Stock Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (12)

10.24	Letter Agreement between the Registrant and LW Securities, Ltd., dated November 24, 2010 (13)

10.25	Form of Subscription Agreement between the Registrant and each Subscriber in the Second 2010 Unit Offering (13)

10.27	Investment Agreement, dated as of December 2, 2010, between the Registrant and Centurion Private Equity, LLC (11)

10.28	Registration Rights Agreement, dated as of December 2, 2010, between the Registrant and Centurion Private Equity, LLC (14)

10.29	Form of Subscription Agreement between the Registrant and each Subscriber in the Third 2010 Unit Offering (15)

10.31 †	Amendment No. 1 to Employment Services Agreement, dated as of December 14, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (13)

10.32	Settlement Agreement, dated as of December 30, 2010, between the Registrant and Robert James Sedgemore (13)

10.33	Binding Letter of Intent between the Registrant and shareholders of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, dated as of February 24, 2011, relating to Registrant’s acquisition of a controlling interest in certain assets (16)

10.34	Form of Securities Purchase Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011 (16)

10.36	Form of Registration Rights Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011 (16)

10.37	Amending Agreement, dated as of March 30, 2011, between the Registrant and the Alfredo Sellers, amending the Stock Purchase Agreement between Registrant and the Alfredo Sellers dated as of August 3, 2010 (11)

10.38	Credit Agreement, dated as of May 2, 2011, between the Registrant and certain private institutional investors (16)

10.39	Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga dated as of May 20, 2011 (16)

10.40	Securities Purchase Agreement dated as of August 24, 2011, between the Registrant and POSCAN (11)

10.41	Investor Rights Agreement dated as of August 24, 2011, between the Registrant and POSCAN (11)

10.42	Employment Services Agreement between the registrant and Luis Saenz, effective as of August 24, 2011 (18)

10.43	Amendment and Waiver Agreement with the holders of the Registrant’s zero-coupon bridge notes, dated as of August 25, 2011 (18)

10.44 †	Consulting Services Agreement between the Registrant and R&M Global Advisors, dated November 23, 2011, with respect to Eric Marin’s services as Interim Chief Financial Officer of the Registrant (19)

10.45	Agreement Between R3 Fusion and Li3 Energy, dated as of January 12, 2012 (21)

10.47	Form of 15% Bridge Notes issued by the Registrant (30)

10.48 †	First Amendment to Registrant’s 2009 Stock Incentive Plan, dated May 2, 2012 (22)

10.49 †	Second Amendment to Registrant’s 2009 Stock Incentive Plan, dated June 17, 2012 (23)

10.50 †	Amendment No. 1 to Contractor Services Agreement between the Registratnt and R&M Global Advisors, Inc., dated as of June 30, 2012 (24)

10.51	Additional Agreement to the Securities Purchase Agreement between the Registrant and POSCAN, dated as of August 17, 2012 (25)

10.52 †	Employment Services Agreement between the Registrant and Luis Santillana, dated as of December 1, 2011 (29)

10.53 †	Amendment to Employment Services Agreement between the Registrant and Luis Santillana, dated as of March 1, 2012 (29)
10.54	Second Amendment and Waiver Agreement with the holders of the Registrant’s zero-coupon bridge notes, dated as of September 28, 2012 (28)
14.1	Code of Ethics (3)

21.1	List of Subsidiaries (27)

31.1*¶	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*¶	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*¶	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*¶	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	**	XBRL Instance Document

101.SCH*	**	XBRL Taxonomy Extension Schema Document

101.CAL*	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed with the Securities and Exchange Commission on August 19, 2005 as an exhibit to the Registrant’s registration statement on Form SB-2 (SEC File No. 333-127703), which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on July 29, 2008 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on September 25, 2009 as an exhibit to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on October 23, 2009 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on November 16, 2009 as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on January 25, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on March 18, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on May 14, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(9)	Filed with the Securities and Exchange Commission on June 15, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(10)	Filed with the Securities and Exchange Commission on July 19, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(11)	Filed with the Securities and Exchange Commission on March 15, 2012 as an exhibit to Amendment No. 8 to Registration Statement on Form S-1/A, which exhibit is incorporated herein by reference.

(12)	Filed with the Securities and Exchange Commission on November 4, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(13)	Filed with the Securities and Exchange Commission on February 22, 2011, as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(14)	Filed with the Securities and Exchange Commission on December 8, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(15)	Filed with the Securities and Exchange Commission on December 15, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(16)	Filed with the Securities and Exchange Commission on May 23, 2011, as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(17)	Filed with the Securities and Exchange Commission on March 21, 2011, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(18)	Filed with the Securities and Exchange Commission on August 26, 2011 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(19)	Filed with the Securities and Exchange Commission on November 29, 2011 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(20)	Filed with the Securities and Exchange Commission on December 2, 2011, included on the signature page to Amendment No. 2 to Registration Statement on Form S-1/A, and incorporated herein by reference.

(21)	Filed with the Securities and Exchange Commission on January 20, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(22)	Filed with the Securities and Exchange Commission on May 18, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(23)	Filed with the Securities and Exchange Commission on June 21, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(24)	Filed with the Securities and Exchange Commission on July 5, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(25)	Filed with the Securities and Exchange Commission on August 24, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(27)

Filed with the Securities and Exchange Commission on January 6, 2012 as an exhibit to Amendment No. 2 to the Registrant’s annual report on Form 10-K/A, which exhibit is incorporated herein by reference.

(28)	Filed with the Securities and Exchange Commission on October 10, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(29)	Filed with the Securities and Exchange Commission on September 21, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(30)	Filed with the Securities and Exchange Commission on October 15, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

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

Li3 ENERGY, INC.

Dated: October 29, 2012	By:	/s/ Luis Saenz
Luis Saenz
Chief Executive Officer
(principal executive officer)

	By:	/s/ Luis Santillana
Luis Santillana
Chief Financial Officer
(principal financial officer and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luis Saenz	Chief Executive Officer (principal	October 29, 2012
Luis Saenz	executive officer), and Director

/s/ Eduardo G. de Aguirre	Director	October 29, 2012
Eduardo G. de Aguirre

/s/ Patricio A. Campos	Director	October 29, 2012
Patricio A. Campos

/s/ Patrick A. Cussen	Director	October 29, 2012
Patrick A. Cussen

/s/ Alan S. Fraser	Director	October 29, 2012
Alan S. Fraser

	Director	October __, 2012
Hyundae Kim

/s/ Harvey McKenzie	Director	October 29, 2012
Harvey McKenzie

/s/ David G. Wahl	Director	October 29, 2012
David G. Wahl

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

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document