Form 10-Q
period 2012-09-30
Li3 Energy, Inc.
filed 2012-11-16
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-54303

LI3 ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3061907
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Marchant Pereira 150, Of 803

Providencia, Santiago de Chile, Chile

 (Address of principal executive offices)

+ (56) 2-896-9100

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

Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No☐

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

Yes☐ No ☒

As of November 16, 2012 there were 392,108,252  shares of the registrant’s common stock outstanding.

LI3 ENERGY, INC.

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believes,” “ expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify appropriate corporate acquisition and/or joint venture opportunities in the lithium mining sector, our ability to establish technical and managerial infrastructure, our ability to raise the required capital to take advantage of and successfully participate in such opportunities, and future economic conditions, political stability and lithium prices. Descriptions of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appear in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2012.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	June 30, 2012
Assets
Current assets:
Cash	$3,795,310	$27,689
Prepaid expenses and advances	49,122	8,841
Deposit – Lithium Permit Auction	1,745,455	-
Total current assets	5,589,887	36,530
Mineral rights	63,741,000	63,741,000
Property and equipment, net	159,808	175,220
Other assets	10,873	10,650
Total non-current assets	63,911,681	63,926,870
Total assets	$69,501,568	$63,963,400

Liabilities & Equity
Current liabilities:
Accounts payable	$972,338	$2,331,722
Accounts payable - related parties	9,260	104,326
Accrued expenses	529,511	994,827
Accrued registration rights penalties	518,243	518,243
Zero-coupon convertible debt, net of discount of $201,814 and $-0-, respectively	1,678,186	1,783,181
Notes payable	525,000	1,245,000
Total current liabilities	4,232,538	6,977,299
Derivative liabilities - warrant instruments	12,059,887	7,653,928
Total liabilities	16,292,425	14,631,227
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 392,108,252 and 323,782,553 shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	392,108	323,783
Additional paid-in capital	69,078,599	63,578,079
Other comprehensive income (loss)	(32,409)	83,563
Deficit accumulated during exploration stage	(39,205,300)	(37,773,845)
Total stockholders' equity of Li3 Energy, Inc.	30,232,998	26,211,580
Non-controlling interests	22,976,145	23,120,593
Total equity	53,209,143	49,332,173
Total liabilities and equity	$69,501,568	$63,963,400

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

			June 24, 2005
	Three months ended		(Inception)
	September 30,		through
	2012	2011	September 30, 2012
Revenues	$-	$-	$2,278
Cost of goods sold	-	-	(1,182)
Gross profit	-	-	1,096
Operating expenses:
Exploration expenses	352,921	468,242	9,442,308
Mineral rights impairment expense	-	-	9,138,785
Loss on settlements, net	5,816	-	1,503,316
General and administrative expenses	1,144,205	1,250,196	16,540,997
Total operating expenses	1,502,942	1,718,438	36,625,406
Other (income) expense:
Loss on debt extinguishment	37,235	841,752	878,987
Change in fair value of derivative liabilities -
warrant instruments	(243,205)	(6,948,644)	1,316,147
Warrant modification expense	171,150	-	1,239,470
(Gain) loss on foreign currency transactions	(64,734)	14,985	(75,099)
Interest expense	172,515	533,489	1,741,340
Total other (income) expense	72,961	(5,558,418)	5,100,845
Net income (loss)	(1,575,903)	3,839,980	(41,725,155)
Net loss attributable to non-controlling interests	(144,448)	-	(2,519,855)
Net income (loss) attributable to Li3 Energy, Inc.	$(1,431,455)	$3,839,980	$(39,205,300)
Net income (loss) per common share - basic	$(0.00)	$0.01
Net income (loss) per common share - diluted	$(0.00)	$0.01
Weighted average number of common shares outstanding
Basic	384,037,111	287,821,798
Diluted	384,037,111	304,402,915
Comprehensive income (loss)
Net income (loss)	$(1,575,903)	$3,839,980	$(41,725,155)
Foreign currency translation adjustments	(115,972)	-	(32,409)
Total comprehensive income (loss)	(1,691,875)	3,839,980	(41,757,564)
Comprehensive loss attributable to non-controlling interests	(144,448)	-	(2,519,855)
Comprehensive net income (loss) attributable to Li3 Energy, Inc.	$(1,547,427)	$3,839,980	$(39,237,709)

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Changes in Equity (Deficit)

From June 24, 2005 (Inception) through September 30, 2012

 (Unaudited)

					Deficit
					Accumulated
			Additional	Other	During the	Non-	Total
	Common Stock		Paid-in	Comprehensive	Exploration	Controlling	Equity
	Shares	Par Value	Capital	Loss	Stage	Interest	(Deficit)

Balance at June 24, 2005 (inception)	-	$-	$-	$-	$-	$-	$-

Stock issued for cash, June 2005	71,052,672	71,052	(63,552)	-	-	-	7,500

Net loss	-	-	-	-	-	-	-

Balance, June 30, 2005	71,052,672	71,052	(63,552)	-	-	-	7,500

Stock issued for cash, March 2006	47,368,454	47,368	2,632	-	-	-	50,000

Net loss	-	-	-	-	(14,068)	-	(14,068)

Balance, June 30, 2006	118,421,126	118,420	(60,920)	-	(14,068)	-	43,432

Net loss	-	-	-	-	(16,081)	-	(16,081)

Balance, June 30, 2007	118,421,126	118,420	(60,920)	-	(30,149)	-	27,351

Stock issued for cash, February 2008	2,631,595	2,632	47,368	-	-	-	50,000

Net loss	-	-	-	-	(95,656)	-	(95,656)

Balance, June 30, 2008	121,052,721	121,052	(13,552)	-	(125,805)	-	(18,305)

Net loss	-	-	-	-	(67,905)	-	(67,905)

Balance, June 30, 2009	121,052,721	121,052	(13,552)	-	(193,710)	-	(86,210)

Cancellation of shares in connection with merger	(71,052,626)	(71,052)	71,052	-	-	-	-

Stock issued for cash:
Stock and warrants offered in 2009 Unit Offering and First 2010 Offering, less offering costs of $410,680	18,000,000	18,000	2,265,139	-	-	-	2,283,139

Stock based compensation:
Stock issued to chief executive officer for services	1,500,000	1,500	3,300	-	-	-	4,800
Stock issued to a consultant for services	1,125,000	1,125	805,125	-	-	-	806,250
Stock options issued to consultant for services	-	-	114,783	-	-	-	114,783
Amortization of stock-based compensation expense	-	-	84,614	-	-	-	84,614
Fair value of stock contributed by CEO to employees and director for services	-	-	129,500	-	-	-	129,500

Stock issued for property acquisition:
Stock issued for March 2010 acquisition of mineral rights	4,000,000	4,000	3,636,000	-	-	-	3,640,000

Net loss	-	-	-	-	(16,048,682)	-	(16,048,682)

Balance, June 30, 2010	74,625,095	74,625	7,095,961	-	(16,242,392)	-	(9,071,806)

Stock issued for cash:
Stock and warrants offered in First 2010 Unit Offering, less offering costs of $51,991	2,160,000	2,160	248,901	-	-	-	251,061
Stock and warrants offered in Second 2010 Unit Offering, no offering costs	4,000,000	4,000	44,639	-	-	-	48,639
Stock and warrants offered in Third 2010 Unit Offering, less offering costs of $223,088	11,666,663	11,667	757,473	-	-	-	769,140
Stock and warrants offered in 2011 Offering, less offering costs totaling $737,271	23,920,071	23,920	3,554,723	-	-	-	3,578,643
Stock issued for cash upon exercise of Double Options	3,800,000	3,800	186,200	-	-	-	190,000
Exercise of $0.05 per share D Warrants for cash	2,000,000	2,000	98,000	-	-	-	100,000
Cashless exercise of $0.05 per share D warrants	515,254	515	-	-	-	-	515
Exercise of $0.15 per share E Warrants for cash	7,623,336	7,624	1,135,926	-	-	-	1,143,550

Stock-based compensation:
Stock issued to MIZ, a related party, pursuant to vesting of restricted stock units	500,000	500	(500)	-	-	-	-
Stock issued to MIZ, a related party for salary and bonus under Employment Service Agreement	736,842	737	281,763	-	-	-	282,500
Stock issued for services	2,728,310	2,728	1,027,871	-	-	-	1,030,599
Amortization of stock-based compensation	-	-	777,963	-	-	-	777,963
Stock issued for Investment Agreement with investor	1,638,349	1,638	382,830	-	-	-	384,468

Stock issued to settle liabilities:
Stock issued for Lacus settlement	500,000	500	192,000	-	-	-	192,500
Stock issued for settlement with Puna Lithium	6,000,000	6,000	1,914,000	-	-	-	1,920,000

Equity impact of derivative liability warrants and debt:

Fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	2,582,116	-	-	-	2,582,116
Fair value of E warrants reclassified from derivative liability to equity upon exercise	-	-	2,022,430	-	-	-	2,022,430
Beneficial conversion of convertible debt issued May 2011	-	-	368,000	-	-	-	368,000

Stock issued for property acquisitions:
Stock issued for August 2010 acquisition of mineral rights	10,000,000	10,000	3,890,000	-	-	-	3,900,000
Stock issued for acquisition of May 2011 mineral rights	127,500,000	127,500	31,747,500	-	-	-	31,875,000

Consolidation of Maricunga, non-controlling interest	-	-	-	-	-	25,496,000	25,496,000

Net loss	-	-	-	-	(19,219,382)	-	(19,219,382)

Balance, June 30, 2011	279,913,920	279,914	58,307,796	-	(35,461,774)	25,496,000	48,621,936

Stock issued for cash:
Stock and warrants offered to POSCO, less offering costs of $685,944	38,095,300	38,095	3,495,996	-	-	-	3,534,091
Exercise of $0.05 per share D Warrants for cash	4,200,000	4,200	205,800	-	-	-	210,000

Equity impact of derivative liability warrants and debt:
Fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	590,462	-	-	-	590,462
Beneficial conversion of convertible debt waiver agreement	-	-	330,019	-	-	-	330,019

Stock based compensation:
Amortization of stock-based compensation	-	-	514,380	-	-	-	514,380
Stock issued to MIZ, a related party, pursuant to vesting of restricted stock units	300,000	300	(300)	-	-	-	-
Stock issued for services	1,273,333	1,274	133,926	-	-	-	135,200

Foreign currency translation adjustments	-	-	-	83,563	-	-	83,563

Net loss	-	-	-	-	(2,312,071)	(2,375,407)	(4,687,478)

Balance, June 30, 2012	323,782,553	323,783	63,578,079	83,563	(37,773,845)	23,120,593	49,332,173

Stock issued for cash:
Stock and warrants offered to POSCO, less offering costs totaling $692,540	62,499,938	62,500	4,959,476	-	-	-	5,021,976

Stock based compensation:
Amortization of stock-based compensation	-	-	150,717	-	-	-	150,717
Stock issued for services	402,985	403	27,000	-	-	-	27,403

Stock issued to settle liabilities:
Stock issued to settle accrued director's fees and salaries and bonus	5,422,776	5,422	363,327	-	-	-	368,749

Foreign currency translation adjustments	-	-	-	(115,972)	-	-	(115,972)

Net loss		-	-	-	(1,431,455)	(144,448)	(1,575,903)

Balance, September 30, 2012	392,108,252	$392,108	$69,078,599	$(32,409)	$(39,205,300)	$22,976,145	$53,209,143

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flow

(Unaudited)

			June 24, 2005
	Three Months	Three Months	(Inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash flows from operating activities
Net income (loss)	$(1,575,903)	$3,839,980	$(41,725,155)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,412	1,287	86,472
Mineral rights impairment expense	-	-	9,138,785
Loss on settlements, net	5,816	-	1,503,316
Inventory impairment	-	-	1,469
Stock-based compensation	178,120	204,745	4,636,167
Loss on debt extinguishment	37,235	841,752	878,987
Change in fair value of derivative liabilities - warrant instruments	(243,205)	(6,948,644)	1,316,147
Warrant modification expense	171,150	-	1,239,470
Zero coupon interest accretion and amortization of debt
discount on convertible notes	1,112	495,385	1,368,935
Amortization of deferred financing costs	-	36,875	66,375
Gain (loss) on foreign currency transactions	(64,734)	14,985	(75,099)
Changes in operating assets and liabilities:
Increase in inventory	-	-	(1,469)
Increase in prepaid expenses and advances	(40,209)	(89,384)	(48,723)
Increase in other current assets	(1,745,455)	-	(1,745,455)
Increase in other assets	(223)	-	(10,873)
Increase (decrease) in accounts payable	(1,297,838)	200,796	1,042,600
Increase (decrease) in accounts payable - related parties	(96,965)	(141)	7,775
Increase (decrease) in accrued expenses	(203,110)	349,672	1,372,135
Increase in accrued registration rights penalties	-	-	518,243
Net cash used in operating activities	(4,858,797)	(1,052,692)	(20,429,898)

Cash flows from investing activities
Acquisition of mineral rights	-	-	(7,968,785)
Acquisition of equipment	-	(56,845)	(236,280)
Payments for leasehold improvements	-	-	(10,000)
Net cash used in investing activities	-	(56,845)	(8,215,065)

Cash flows from financing activities
Proceeds from zero coupon convertible debt offering	-	-	1,500,000
Payment of deferred financing costs	-	-	(75,000)
Payment of arranger fee for convertible debt	(37,600)	(30,000)	(67,600)
Proceeds from notes payable	-	-	1,245,000
Payments on notes payable	(720,000)	-	(720,000)
Proceeds from issuance of common stock	9,499,990	7,314,069	28,946,707
Proceeds from exercise of warrants	-	200,000	1,643,575
Net cash provided by financing activities	8,742,390	7,484,069	32,472,682

Effect of exchange rate changes on cash	(115,972)	-	(32,409)

Net increase in cash	3,767,621	6,374,532	3,795,310

Cash at beginning of the period	27,689	952,401	-

Cash at end of the period	$3,795,310	$7,326,933	$3,795,310

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$269,065	$-	$274,857
Non-cash financing transactions:
Fair value of derivative warrant instruments issued in private offerings	$4,478,014	$3,779,978	$13,352,518
Settlement of accrued interest through modification of debt	$105,742	$-	$105,742
Settlement of accrued liabilities through issuance of stock	$368,749	$-	$368,749
Reclassification of warrant liabilities to additional paid-in capital for warrant exercises	$-	$561,965	$5,195,008
Debt discount due to beneficial conversion feature	$-	$330,019	$1,061,345
Issuance of common stock for acquisition of mineral rights	$-	$-	$39,415,000
Warrants issued for services	$-	$-	$157,010
Warrants issued for offering costs	$-	$-	$57,750
Debt discount due to warrant derivative liabilities issued with convertible debt	$-	$-	$1,132,000
Consolidation of non-controlling interest of the Maricunga Companies	$-	$-	$25,496,000
Common stock cancelled	$-	$-	$71,052

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended September 30, 2012

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

On October 19, 2009, the Company filed an amendment to its articles of incorporation with the Secretary of State of Nevada, pursuant to which it changed its name from NanoDynamics Holdings, Inc., to Li3 Energy, Inc., to reflect the Company’s plans to focus its business strategy on the energy sector and related lithium mining opportunities in North and South America.

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

The accompanying unaudited interim consolidated financial statements of Li3 Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2012, as reported in Form 10-K, have been omitted.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Li3 Peru, Alfredo, PRMC, Noto, and Minera Li, which holds the six majority owned subsidiaries consisting of the Maricunga Companies. All intercompany amounts have been eliminated in consolidation.

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

c. Exploration Stage Company

The Company is in the exploration stage in accordance with SEC guidance and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 - Development Stage Entities. Its activities to date have been limited to capital formation, organization, and development of its business, including acquisitions of mineral rights.

d. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2012 and June 30, 2012, respectively. The Company has not experienced any losses on its deposits of cash and cash equivalents.

LI3 ENERGY, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements For the quarterly period ended September 30, 2012 (Unaudited)

e. Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value. During the three months ended September 30, 2012 and 2011, no impairment charges were recorded by the Company.

f. Impairment of Long-lived Assets

Long-lived assets, including mineral rights, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. The long-lived assets are tested by comparing the carrying value and fair value of the assets. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

g. Foreign Currency

The Company has determined that the functional currency of the parent company and each of its foreign subsidiaries is U.S. Dollars.

The capital accounts are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate during the period. Translation adjustments are included in other comprehensive income (loss) and non-controlling interest within stockholders’ equity. Foreign currency transaction gains and losses are included in the statement of operations as other income (expense).

The average and historical rates compared to the U.S. Dollar for the three months ended September 30, 2012 and 2011 and the year ended June 30, 2012 are presented in the table below:

	Average Rate		Historical Rate
	Three months ended September 30, 2012	Three months ended September 30, 2011	September 30, 2012	June 30, 2012
Peruvian Nuevo Sol	$0.37480	$0.36070	$0.37480	$0.37509
Chilean Peso	$0.00210	$0.00210	$0.00211	$0.00200

 h. Income Taxes

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any uncertain income tax positions or accrued interest or penalties included in our consolidated balance sheets at September 30, 2012 or June 30, 2012, and did not recognize any interest and/or penalties in its consolidated statements of operations during the three months ended September 30, 2012 or 2011.

LI3 ENERGY, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements For the quarterly period ended September 30, 2012 (Unaudited)

i. Non-Controlling Interests

The Company is required to report its non-controlling interests as a separate component of stockholders’ equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to the stockholdersof the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis. During the three months ended September 30, 2012 and 2011, the Company recorded a net loss allocable to non-controlling interests of $144,448 and $-0-, respectively.

j. Earnings (Loss) per Share

Basic net earnings (loss) per share amounts are computed by dividing the net income (loss) by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted income (loss) per share:

	Three months ended
	September 30,	September 30,
	2012	2011
Stock options	866,667	766,667
Stock warrants	160,395,482	87,884,712
Convertible debt	20,509,511	-

k. Subsequent Events

The Company evaluated all material subsequent events from September 30, 2012 through the date of the issuance of these consolidated financial statements for disclosure consideration.

l. Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

NOTE 3.   GOING CONCERN

As of September 30, 2012, the Company had no source of current revenue, a cash balance on hand of $3,795,310, positive working capital of $1,357,349 and negative cash flows from operations of $20,429,898 during the period from June 24, 2005 (inception) through September 30, 2012. On August 17, 2012, the Company received $9,499,990 in net funding from POSCO Canada Ltd. (“POSCAN”). The Company believes its current positive working capital position is sufficient to maintain its basic operations, which do not include future exploration and acquisition activities, for at least the next 12 months, however, at budgeted levels of activity the Company would be required to raise substantial additional funds.

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

LI3 ENERGY, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements For the quarterly period ended September 30, 2012 (Unaudited)

The Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of its exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.

Further, the development and exploitation of the properties in which the Company has mineral interests require permits our efforts to obtain which are at various stages. Mineral resources in our principal project, Maricunga, are designated as a national resource and cannot be mined and sold unless the government of Chile issues a permit, which may not occur or could require payments in excess of the Company’s available funds, or could be subject to competitive bidding.

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

NOTE 4.  MINERAL RIGHTS

Mineral rights as of September 30, 2012 and June 30, 2012 consists of the Maricunga property.

The Maricunga property consists solely of undeveloped mineral rights. On May 20, 2011, the Company acquired 60% of each of six companies (“Maricunga Companies”), which in the aggregate, held the mineral rights to the Maricunga property for a purchase price of $6,370,000 in cash and 127,500,000 restricted shares of common stock which had a fair value of $31,875,000. The Company also recorded an additional $25,496,000 to reflect the non-controlling interest for the 40% of the Maricunga Companies that were not acquired.

Matters Related to Non-controlling Interests

The Company agreed to register under the Securities Act one-half of the 127,500,000 Maricunga Purchase Price Shares on a “best efforts” basis by January 31, 2012 and the remainder by October 31, 2012. As of the date of this filing, these shares have not been registered. In the event that the SEC limits the number of shares that may be sold pursuant to the registration statement, we may remove from the registration statement such number of shares as specified by the SEC, and may file subsequent registration statements covering the resale of additional shares of such common stock. Accordingly, we are not obligated to pay any penalties in the event we are unable to register the shares, or obtain or maintain an effective registration statement related to such shares.

The Company has incurred exploration expenses with respect to the Maricunga property of $352,921 and $-0- for the three months ended September 30, 2012 and 2011, respectively. Future development expenditures are forecasted to be at least $200 million. The minority shareholders have not made payments to the Company for their respective shares of the exploration expenses. As a result, all the expenses incurred by the Maricunga Companies during the three months ended September 30, 2012 were funded by the Company. The Company recorded 40% of the expenses incurred by the Maricunga Companies to the non-controlling interest, or $144,448 for the three months ended September 30, 2012.

As the majority shareholder, the Company has filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their share of the properties. The minority shareholders have not paid their contributions to the costs of conservation and exploration, which were agreed upon at the shareholders’ meeting on October 6, 2011.

Certain minority shareholders have filed counterclaims against us to declare, among other things, the invalidation of such shareholders’ meeting at which required contributions were established that such minority shareholders failed to make. We filed dilatory defenses because we were not served according to law and also filed a complaint against the officer serving the process. Once the Court decides on our dilatory defenses, we will have ten days to present our substantive defense. Our future plans are not dependent on the outcome of this matter with respect to the development of the Maricunga project. As of the date of this filing, the Court has not reached a decision regarding this matter.

The Company has determined that neither the minority shareholders’ default nor the proposed auction are (or will be) triggering events that would require the Company to test the long-lived assets for recoverability.

Matters Related to Exploitation Permits

In 2012, the Chilean Government’s Ministry of Mining established its first ever auction for the award of lithium production quotas and licenses (Special Lithium Operations Contracts, or CEOLs), which would permit the exploitation of an aggregate of 100,000 tons of lithium metal (approximately 530,000 tons of lithium carbonate equivalent) over a 20 year period, subject to a 7% royalty.

LI3 ENERGY, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements For the quarterly period ended September 30, 2012 (Unaudited)

In September 2012, the Company formed a consortium consisting of the Company, POSCO, Daewoo International Corp. and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction. As required under the rules established by the Ministry of Mining, on September 14, 2012, the Consortium submitted its bid for the CEOLs.

On September 24, 2012, the Ministry of Mining opened the bids and informed the Company that the Consortium’s bid was not the winning bid.

On October 1, 2012, the Ministry of Mining informed us that the Chilean Government decided to invalidate the CEOL process and the results announced on September 24, 2012 due to an administrative error.

On October 5, 2012, the Company submitted a “Request for Reconsideration” to the Chilean Government, requesting it to reconsider the invalidation and award the CEOL to the second highest bidder – the Consortium.

On October 17, 2012, the Chilean Government ratified its decision to invalidate the CEOL process and not to accept any of the bids.

On October 22, 2012, the Company submitted another “Request for Reconsideration” to the Chilean Government. The Chilean Government has 30 days to answer the Company´s request.

Currently, the Company does not have a permit to exploit lithium from the Maricunga properties. Accordingly, the Company evaluated the recoverability of the investment in the Maricunga properties using the discounted cash flow approach both assuming the Company is able to obtain a permit to exploit its lithium resources and also assuming it is not able to exploit its lithium resources. The Company can exploit alternative minerals, like potassium, on its Maricunga properties that do not require special permits and are exploitable via regular mining concessions according to the Chilean Mining Code. Based on that assumption, the Company used the discounted cash flow approach and determined that the fair value of Maricunga properties exceeds its carrying value and, accordingly, no impairment loss was required.

Pending the outcome of the permitting process, we are exploring other strategies that could enable us to obtain rights to exploit lithium in Chile, whether from our flagship Maricunga project or otherwise. Additionally, we are evaluating the Maricunga project as a potential producer of potassium, which combined with a nitrate resource could be processed to produce potassium nitrate. However, there can be no assurances that we will be able to do so in the near future, on favorable terms, or at all.

The Company will evaluate any future impairment based on consideration of economic and operational feasibility and a continuing assessment of its rights to exploit minerals under Chilean laws and regulations.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2012	June 30, 2012
Leasehold improvement and office equipment	$73,761	$73,761
Field equipment	168,277	168,277
Less: Accumulated depreciation	(82,230)	(66,818)
Net property and equipment	$159,808	$175,220

Depreciation expense for the three months ended September 30, 2012 and 2011 was $15,412, and $1,287, respectively.

NOTE 6.   RELATED PARTY TRANSACTIONS

POSCAN

On September 14, 2011 and August 17, 2012, POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO (a Korean company), purchased a combined 100,595,238 shares of the Company’s common stock. See Note 10.

LI3 ENERGY, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements For the quarterly period ended September 30, 2012 (Unaudited)

MIZ Comercializadora, S de R.L.

The Company is party to a services agreement between MIZ Comercializadora, S de R.L. (“MIZ”) and the Company in which Tom Currin (a beneficial owner of MIZ) serves as Chief Operating Officer of the Company.

Pursuant to the Chief Operating Officer’s Employment Services Agreement, the Company granted to MIZ an award under the 2009 Plan pursuant to which the Company shall issue 2,500,000 restricted shares of its common stock (the “Restricted Stock”). The shares of Restricted Stock vest in installments of between 300,000 and 1,000,000 shares upon the achievement of certain milestones set forth in the Employment Services Agreement, subject to acceleration upon a change of control or a termination of Mr. Currin’s employment by MIZ for good reason (as defined in the Employment Services Agreement) or by the Company for any reason other than for cause (as defined in the Employment Services Agreement). If Mr. Currin’s employment is terminated by the Company for cause as defined in the Employment Services Agreement, or by Mr. Currin for any reason other than good reason, then all unvested Restricted Stock will immediately expire.

The grant date of the 2,500,000 restricted shares was August 11, 2010. The stock price on the grant date was $0.38 per share. Total compensation expense which may be recognized in connection with these restricted shares is $950,000 if all of the shares vest. As of September 30, 2012, all of these shares were issued, of which 800,000 have vested and are outstanding. The remaining 1,700,000 are held in escrow subject to various vesting requirements that the Company estimates will be achieved or waived in December 2012. During the three months ended September 30, 2012 and 2011, the Company recorded $104,496 and $122,373 of compensation expense for these shares based on the estimated vesting date.

MIZ was also paid $95,834 for cash compensation during the three months ended September 30, 2012, of which $20,834 was payable as of June 30, 2012, and $50,000 for the three months ended September 30, 2011.

The Company also incurred $16,003 and $36,774 of stock-based compensation during the three months ended September 30, 2012 and 2011, respectively, related to stock options granted to MIZ. See Note 10.

R&M Global Advisors

The Company is party to a services agreement (the “R&M Agreement”) between R&M Global Advisors, LLC. (“R&M Global Advisors”) and the Company in which Eric Marin (a partial owner of R&M Global Advisors) served as interim Chief Financial Officer of the Company. On June 30, 2012, R&M Global Advisors and the Company mutually agreed to terminate Eric Marin’s services as the Company’s Interim Chief Financial Officer at the close of business on June 30, 2012.

R&M Global Advisors was paid $85,395 for the three months ended September 30, 2012, of which $81,300 was included in accounts payable as of June 30, 2012, and $22,500 in cash for compensation during the three months ended September 30, 2011. No amounts were due to R&M Global Advisors as of September 30, 2012.

NOTE 7. NOTES PAYABLE

On March 23, 2012, the Company entered into a $300,000 unsecured promissory note with a third party. On September 28, 2012, this note was amended and the maturity date was extended to November 2, 2012. On November 5, 2012, the Company paid 15%, (or $45,000), of the outstanding principal balance along with accrued interest totaling $49,925 and the note was amended and the maturity date was extended to December 5, 2012. The promissory note bears interest at 15% per annum and a penalty rate of 2% per annum. Accrued interest through September 28, 2012 of $21,299 was paid during the three months ended September 30, 2012.  Accrued interest from September 29, 2012 through September 30, 2012 of $250 remained outstanding as of September 30, 2012.

On April 2, 2012, the Company entered into a $100,000 unsecured promissory note with a third party. The promissory note bears interest at 15% per annum and a penalty rate of 2% per annum, and was originally due on April 30, 2012, at which time its maturity date was extended to May 31, 2012. This note was repaid in September 2012.

On April 20, 2012, the Company entered into a $250,000 unsecured promissory note payable with a third party. A portion of this note amounting to $120,000 was paid in September 2012. On September 28, 2012, this note was amended and the maturity date was extended to November 2, 2012. On November 5, 2012, the Company paid 15%, (or $ 19,500), of the outstanding principal balance along with accrued interest totaling $21,634 and the note was amended and the maturity date was extended to December 5, 2012. The promissory note bears interest at 15% per annum and a penalty rate of 2% per annum. Of the total accrued interest balance of $20,469 outstanding at September 28, 2012, $18,284 was paid during the three months ended September 30, 2012.  The total unpaid interest and penalties accrued on this note as of September 30, 2012 is $2,293.

On June 8, 2012, the Company entered into a $500,000 unsecured promissory note payable with a third party. The promissory note bears interest at 25% per annum after the maturity date, and was due on June 22, 2012. This note was repaid in August 2012.

LI3 ENERGY, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements For the quarterly period ended September 30, 2012 (Unaudited)

On June 5, 2008, the Company issued a $50,000 unsecured promissory note to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such note allow for prepayment of the principal and accrued interest at any time without penalty. The interest rate is 8% per annum and the maturity date was June 5, 2010. The total interest accrued as of September 30, 2012 and June 30, 2012 was $17,295 and $16,298, respectively.  This note is in default as of September 30, 2012 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

On April 30, 2009, the Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) to Milestone, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due November 8, 2010.  The Convertible Note provides that the principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date.  The Company and Milestone have not yet negotiated such conversion terms.  The total interest accrued on the Convertible Note at September 30, 2012 and June 30, 2012 was $12,603 and $11,678, respectively. The Convertible Note is in default as of September 30, 2012 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

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

On August 25, 2011, the Company entered into an Amendment and Waiver Agreement with the holders of the zero-coupon bridge notes (the “Waiver Agreement”).   The Waiver Agreement does not alter the principal amount of the zero-coupon bridge notes; however, it provides that such notes will accrue interest at a rate of 15% per annum from February 2, 2012, until June 30, 2012.  The Waiver Agreement also reduced the conversion price of the zero-coupon bridge notes from $0.40 to $0.12 per share.  In connection with the Waiver Agreement, the Company agreed to pay an arranger a cash fee (“arranger fee”) of $30,000.

On September 28, 2012, the Company entered into a Second Amendment and Waiver Agreement with the holders of the zero-coupon convertible notes (the “Second Waiver Agreement”).  Pursuant to the Second Waiver Agreement, the zero-coupon convertible notes’ maturity date was extended to September 28, 2013, and the aggregate principal amount thereof was increased to $1,880,000, which includes an Original Issue Discount of 12.1%. The Waiver Agreement also reduced the conversion price of the zero-coupon bridge notes from $0.12 to $0.095  per share.  In connection with the Waiver Agreement, the Company agreed to pay an arranger a cash fee (“arranger fee”) of $37,600.

In connection with the Second Waiver Agreement, the convertible debentures were analyzed for a beneficial conversion feature after the debt modification at which time it was concluded that no beneficial conversion feature existed. See detail summary below for carrying value of debt as of September 30, 2012.

Post-Modification Debt:
Estimated fair value of debt after modification	$1,880,000
Less: Original issue discount	(202,926)
Carrying value at September 28, 2012	1,677,074
Amortization of debt discount	1,112
Carrying value at September 30, 2012	$1,678,186

LI3 ENERGY, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements For the quarterly period ended September 30, 2012 (Unaudited)

Second Amendment and Waiver Agreement

The Company applied ASC 470-50-40/55 “Debtor’s Accounting for a Modification or Exchange of Debt Instrument” and concluded that the Second Amendment and Waiver Agreement dated September 28, 2012 constituted a debt extinguishment rather than debt modification because the change in the fair value of the embedded conversion features immediately before and after the modification exceeded 10% of the original loan balance. As a result, the Company recorded a loss on debt extinguishment of $37,235 during the three months ended September 30, 2012, as summarized below.

Loss on Extinguishment:
Estimated fair value of debt after modification	$1,880,000
Arranger fee	37,600
Less: Original issue discount	(202,926)
Fair value of assets given	1,714,674
Less: Carrying Value of pre-modification debt	(1,677,439)
Unamortized deferred financing costs	-
Loss on debt extinguishment	$37,235

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

The warrants (including any Agent warrants) issued in connection with the 2009 Unit Offering the 2010 Unit Offerings, the Incentive warrants, the 2011 Unit Offering warrants, the Lender Warrants, the Warrants issued for advisory services and the Arranger Warrants contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the relevant time. The amount of any such adjustment is determined in accordance with the provisions of the relevant warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the relevant time. In addition, the number of shares issuable upon exercise of the 2010 Unit Offering Warrants, the Incentive warrants and all warrants issued to agents under both the 2009 Unit Offering, and the 2010 Unit Offerings will be increased inversely proportional to any decrease in the exercise price, thus preserving the aggregate exercise price of the warrants both before and after any such adjustment.

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

In conjunction with the closing of POSCAN’s second tranche of investment on August 17, 2012, the Company adjusted the exercise price of the warrants previously issued to POSCAN from $0.40 to $0.21 per share. The incremental value of the warrants before and after the modification was $171,150 and was reported as current period expense.

On August 17, 2012, the Company closed on POSCAN’s second tranche of investment under the SPA (the “Second Closing”), selling 62,499,938 units to POSCAN for gross proceeds of $9,999,990, with each unit consisting of one share of common stock and a three-year warrant to purchase one share of common stock for $0.21 per share. Furthermore, the Additional Agreement provides that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issues or sells any such shares to third parties for a price of less than $0.16 per share  at any time during the 18 months immediately following the Second Closing.

The Company has determined that these warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants’ respective exercise prices based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. The warrants were recognized as derivative warrant instruments at issuance or when they become issuable and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a modified lattice valuation model.

LI3 ENERGY, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements For the quarterly period ended September 30, 2012 (Unaudited)

Activity for derivative warrant instruments during the three months ended September 30, 2012, was as follows:

		Initial valuation
		of derivative		Increase
		liabilities upon		(decrease) in
	Balance at	issuance of new		fair value of	Exercise	Balance at
	June 30,	warrants during	Modification	derivative	of	September 30,
	2012	the period	expense	liability	warrants	2012
2009 Unit Offering warrants	$872,212	$-	$-	$(75,540)	$-	$796,672
First 2010 Unit Offering warrants	1,640,644	-	-	(601,130)	-	1,039,514
Second 2010 Unit Offering warrants	237,426	-	-	(37,577)		199,849
Third 2010 Unit Offering warrants	512,341	-	-	(76,138)	-	436,203
Incentive warrants	579,760	-	-	34,899	-	614,659
2011 Unit Offering warrants	1,495,038	-	-	(765,857)	-	729,181
Lender warrants	274,386	-	-	(42,136)	-	232,250
Warrants for advisory services and Arranger warrants	83,210	-	-	(9,831)	-	73,379
POSCAN warrants	1,958,911	4,478,014	171,150	1,330,105	-	7,938,180
	$7,653,928	$4,478,014	$171,150	$(243,205)	$-	$12,059,887

Warrant Modification Expense

The Company measured the modified warrants using modified lattice valuation model, below is the summary of the valuation:

Fair value of Warrant on August 17, 2012 with exercise price $0.40 and stock price $0.069	$1,091,513
Fair value of Warrant on August 18, 2012 with exercise price $0.21 and stock price $0.067	1,262,663
Modification expense	$171,150

Activity for derivative warrant instruments during the three months ended September 30, 2011 was as follows:

		Initial valuation
		of derivative	Increase
		liabilities upon	(decrease) in
	Balance at	issuance of new	fair value of		Balance at
	June 30,	warrants during	derivative	Exercise of	September 30,
	2011	the period	liability	warrants	2011
2009 Unit Offering warrants	$3,854,119	$-	$(1,759,907)	$-	$2,094,212
First 2010 Unit Offering warrants	2,911,244	-	(1,436,010)	-	1,475,234
Second 2010 Unit Offering warrants	1,800,265	-	(1,015,041)	(561,965)	223,259
Third 2010 Unit Offering warrants	1,156,744	-	(631,099)	-	525,645
Incentive warrants	1,072,441	-	(495,337)	-	577,104
2011 Unit Offering warrants	3,736,897	-	(1,762,321)	-	1,974,576
Lender warrants	523,234	-	(263,507)	-	259,727
Warrants for advisory services and Arranger warrants	189,810	-	(99,648)	-	90,162
POSCAN warrants	-	3,779,978	514,226	-	4,294,204
	$15,244,754	$3,779,978	$(6,948,644)	$(561,965)	$11,514,123

LI3 ENERGY, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements For the quarterly period ended September 30, 2012 (Unaudited)

During the three months ended September 30, 2011, 4,000,000 warrants were exercised for aggregate proceeds of $200,000. The Company reduced the derivative liability by $561,965 based on the fair value of the warrants on the date of exercise and increased additional paid-in capital by the same amount.

The following is a summary of the assumptions used in the modified lattice valuation model as of the initial valuations of the derivative warrant instruments issued during the three months ended September 30, 2012 and 2011, respectively, and as of September 30, 2012 and 2011, respectively:

	Initial	Initial
	valuations -	valuations -	Valuation as of	Valuation as of
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Common stock issuable upon exercise of warrants	62,499,938	38,095,300	160,395,482	89,484,712
Market value of common stock on measurement date (1)	$0.07	$0.145	$0.08	$0.112
Adjusted exercise price	$0.21	$0.40	$0.05-$0.38	$0.05-$0.48
Risk free interest rate (2)	0.31%	0.42%	0.25%-0.39%	0.42%-0.96%
Warrant lives in years	3.0	3.0	1.52-3.59	2.55-4.45
Expected volatility (3)	182%	205%	138%-236%	176%-205%
Expected dividend yields (4)	None	None	None	None
Assumed stock offerings per year over next five years (5)	1-2	1-2	1-2	1-2
Probability of stock offering in any year over five years (6)	25%	100%	25%	100%
Range of percentage of existing shares offered (7)	15%-31%	10%-31%	15%-31%	10%-31%
Offering price range (8)	$0.21-$0.45	$0.21-$0.45	$0.21-$0.45	$0.21-$0.45

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 2, 3 or 5 - year Treasury Bill as of the respective Offering or measurement date.

(3)	Because the Company does not have adequate trading history to determine its historical trading volatility, the volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in each of the next five years.

(6)	Management has determined that the probability of a stock offering is 25% in each of the next five years.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 15% and 31% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

LI3 ENERGY, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements For the quarterly period ended September 30, 2012 (Unaudited)

NOTE 10.  STOCKHOLDERS’ EQUITY

Common Stock Issuable for Services

In September 2012, the Company entered into several stock settlement agreements with certain parties to whom the Company was obligated as of June 30, 2012 (“Receivable Holders”). The Company has entered into settlement agreements with respect to an aggregate of $390,336 of obligations (including $363,336 to officers, directors, and employees), and has issued an aggregate of 5,825,761 shares of the Company’s common stock pursuant thereto. Each settlement agreement that the Company has entered into to date has provided for the Company to issue one share of the Company’s common stock for every $0.067  of obligations released by the Receivable Holder. The stock price on the grant date of these shares was $0.068 therefore a loss on settlement of $5,816 was recorded in relation to these settlement agreements for the three months ended September 30, 2012.

Equity Incentive Plan

Common Stock Sales

 July 1, 2012 through September 30, 2012

On August 17, 2012, the Company closed on POSCAN’s second tranche of investment (the “Second Closing”) under the Securities Purchase Agreement between the Company and POSCAN, dated as of August 24, 2011 (the “POSCAN SPA”), selling 62,499,938 units to POSCAN for gross proceeds of $9,999,990, with each unit consisting of one share of common stock and a three-year warrant to purchase one share of common stock for $0.21 per share. Furthermore, the Additional Agreement to Securities Purchase Agreement between the Company and POSCAN, dated as of August 17, 2012 (the “Additional Agreement”), provides that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issues or sells any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing. See Note 9. During September 2012, the Company entered into settlement agreements providing for the Company to issue one share of the Company’s common stock for every $0.067 of obligations released by the Receivable Holder. As a result this provision was triggered and the Company is seeking a waiver.

The Company also agreed to issue to POSCAN a two-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.15 per share. The Company analyzed the instruments for derivative accounting consideration and determined that derivative accounting does not apply to these warrants. The Company determined the fair value of these warrants on the grant date using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.07, term of 2 years, expected volatility of 141%, and a discount rate of 0.29%.

The fair value of the warrants was determined to be $192,540. The Company recorded this amount as offering costs with an offset to additional paid-in capital.

On January 11, 2011, the Company engaged a consultant  to provide advisory services with respect to facilitating equity or debt fund raising for the Company. In connection with the closing of POSCAN’s second tranche of investment on August 17, 2012, the Company paid 5% of the gross proceeds of $9,999,990, or $500,000, which has been recorded as offering costs for the three months ended September 30, 2012. In addition, the Company has agreed to provide the consultant 5% of the gross proceeds  in warrants, the terms and conditions to be determined. As of the date of this filing, the terms have not been determined and warrants have not been issued to this consultant.

The net proceeds from the closing of POSCAN’s second tranche of funding of $9,499,990 were allocated $5,021,976 to common stock and additional paid-in capital and $4,478,014 to derivative liabilities.

2009 Equity Incentive Plan

On October 19, 2009, stockholders holding shares representing approximately fifty-nine percent (59%) of the Company’s issued and outstanding common stock executed a written consent in lieu of a meeting and approved the creation of the 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan provides for the issuance of both non-statutory and incentive stock options and other awards to acquire, in the aggregate, up to 5,000,000 shares of the Company’s common stock.

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

Restricted Stock Units

On June 27, 2011, the Company granted its Chief Executive Officer an award of 700,000 restricted stock units under the 2009 Plan which vests in 1/3 increments each January 15th of 2012, 2013 and 2014. The value of the issuable shares was determined based on the $0.22 per share closing price of the common stock on the measurement date, and totaled $154,000. The Company will record stock compensation expense over the 3 year service period. During the three months ended September 30, 2012 and 2011, the Company recorded $13,378 and $36,641 of stock compensation in connection with this agreement.

LI3 ENERGY, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements For the quarterly period ended September 30, 2012 (Unaudited)

During December 2011, the Company entered into a one-year employment agreement with a new Vice President of Finance (the “VP of Finance”) which originally was to begin on January 1, 2012 (amended to March 1, 2012). Pursuant to the agreement, the VP of Finance was granted 250,000 restricted stock units under its 2009 Plan which will vest over 3 years. The value of the issuable shares was determined based on the $0.13 closing price of the common stock on the measurement date, and totaled $34,500. The Company will record stock compensation expense for these restricted stock units over the 3 year service period which begins on March 1, 2012, of which the Company recorded expense of $8,625 during the three months ended September 30, 2012.

In May 2012, the Company committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares to members of its Board of Directors. Such restricted stock units shall vest over a period of three years starting from the later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities. However, the Company does not currently have enough shares authorized for issuance under the 2009 Plan to satisfy all of these obligations. The Company recorded compensation expense related to these units of $5,520 during the three months ended September 30, 2012.

Stock Option Awards

Summary of stock option activity is presented in the table below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2012	1,450,000	$0.38	6.79	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at September 30, 2012	1,450,000	$0.38	6.54	$-
Exercisable at September 30, 2012	866,667	$0.37	6.64	$-

During the three months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense of $18,698 and $45,731, respectively, related to stock options (of which $18,698 and $36,774 was related party for the three months ended September 30, 2012 and 2011, respectively – See Note 6).  As of September 30, 2012, there was approximately $58,973 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized ratably over a weighted-average period of approximately 1.17 years.

Warrants

Summary information regarding common stock warrants issued and outstanding is as follows:

		Weighted-average
	Exercise of	Exercise
	warrants	Price
Outstanding at June 30, 2012	89,284,712	0.25
Issued	67,499,938	0.20
Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution
provisions	3,610,832	n/a
Exercised	-	-
Outstanding at September 30, 2012	160,395,482	0.23

LI3 ENERGY, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements For the quarterly period ended September 30, 2012 (Unaudited)

Warrants outstanding as of September 30, 2012

		Outstanding		Exercisable
	Exercise	number	Remaining	number
Issuance Date	price	of shares	life	of shares
November 10, 2009 – December 23, 2009	$0.26	7,198,584	2.11 - 2.48 years	7,198,584
November 10, 2009 – December 23, 2009	$0.38	7,269,374	2.4 - 2.5 years	7,269,374
June 9, 2010 – September 13, 2010	$0.26	11,768,935	2.94 - 3.04 years	11,768,935
June 9, 2010 – July 13, 2010	$0.17	607,325	2.94 - 3.21 years	607,325
November 8-15, 2010	$0.05	1,400,000	3.36 years	1,400,000
December 9, 2010 – February 23, 2011	$0.15	4,890,418	3.44 - 3.65 years	4,890,418
April 7, 2011 – May 19, 2011	$0.35	5,416,953	3.7 years	5,416,953
April 7, 2011 – May 19, 2011	$0.29	11,960,049	1.9 years	11,960,049
April 7, 2011 – May 19, 2011	$0.22	1,913,606	1.9 years	1,913,606
May 2, 2011	$0.34	1,500,000	3.84 years	1,500,000
May 2, 2011	$0.29	75,000	3.84 years	75,000
June 27, 2011	$0.29	800,000	1.77 years	800,000
September 14, 2011	$0.20	38,095,300	2.21 years	38,095,300
August 17, 2012	$0.20	62,499,938	2.88 years	62,499,938
August 17, 2012	$0.15	5,000,000	1.88 years	5,000,000
		160,395,482		160,395,482

The intrinsic value of warrants outstanding at September 30, 2012 was $70,000.

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Derivative liabilities - warrant instruments	$-	$-	$12,059,887	$12,059,887

LI3 ENERGY, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements For the quarterly period ended September 30, 2012 (Unaudited)

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012:

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three months ended September 30,
	2012	2011
Beginning balance	$(7,653,928)	$(15,244,754)
Change in fair value	243,205	6,948,644
Additions	(4,478,014)	(3,779,978)
Warrant modification	(171,150)	-
Exercise of warrants	-	561,965
Ending balance	$(12,059,887)	$(11,514,123)

Change in unrealized gains included in earnings for the three months ended September 30, 2012 and 2011	$243,205	$6,948,644

During the three months ended September 30, 2012 and 2011, the Company recorded a realized loss of $-0-and $511,511, respectively, on the settlement of a portion of the warrant derivative liability due to the exercise of certain warrants, which is included in the change in the fair value of warrant derivative liability in the consolidated income statements.

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

LI3 ENERGY, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements For the quarterly period ended September 30, 2012 (Unaudited)

On September 24, 2012, the Ministry of Mining opened the bids and informed us that the Consortium’s bid was not the winning bid.

Pending the outcome of the permitting process, the Company is exploring other strategies that could enable the Company to obtain rights to exploit lithium in Chile, whether from our Maricunga project or otherwise. Additionally, the Company is evaluating the Maricunga project as a potential producer of potassium nitrate.  However, there can be no assurances that the Company will be able to do so in the near future, on favorable terms, or at all.

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

Pursuant to a registration rights agreement for the 2011 Offering, the Company agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the G warrants under the Securities Act of 1933, as amended, and to use its best efforts to cause such registration statement to become effective within 150 days after the filing date, all at the Company’s own expense. Pursuant to the registration rights agreement, in the event the Company does not meet these deadlines, the Company has agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured (up to an aggregate maximum penalty of 10%, or $645,819). The Company was required to file the registration statement by June 21, 2011, however the registration statement was not filed until July 1, 2011, and the Company recorded a monetary penalties accrual of $38,750, which has not yet been paid as of September 30, 2012. The Company was required to cause the registration statement to become effective by November 28, 2011, however the registration statement was not effective until March 19, 2012, and the Company increased the monetary penalties accrual to $518,243, (plus accrued interest of $64,759, included in accrued expenses, which is calculated at 18% per annum for registration rights penalties considered past due), and the penalty has not yet been paid as of September 30, 2012. Although the Company intends to seek a waiver for these monetary penalties, there is no assurance the Company will be successful in obtaining a waiver.

Gain Contingency

As of September 30, 2012, the Company did not capitalize any Chilean value-added taxes (“VAT”) amounting to $774,972 arising from various purchases of goods and services in Chile. The Company expensed $4,819 during the three months ended September 30, 2012 due to uncertainty of recoverability and these amounts are included in exploration expenses on the consolidated statement of operations. Under Chilean regulation, this VAT is recoverable from future VAT payable.

Operating Leases

Rental expense for office operating leases was $36,008 and $24,768 during the three months ended September 30, 2012 and 2011, respectively. Future minimum rental commitments under long-term non-cancellable facilities operating leases in place as of September 30, 2012 are as follows:

Period ending September 30,	Amount
2013	$57,323
2014	100,041
2015	42,304
2016	-
2017	-
Thereafter	-
Total minimum lease payments	$199,668

LI3 ENERGY, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements For the quarterly period ended September 30, 2012 (Unaudited)

NOTE 13. SUBSEQUENT EVENTS

On November 5, 2012, the Company paid $64,500 of principal and $7,059 of accrued interest on notes payable totaling $430,000, and the maturity date of the notes was extended from November 2, 2012 to December 5, 2012. There were no other changes in the terms of the notes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Li3 Energy, Inc (“Li3” or the “Company,” “we,” “us” or “our”) is a South America based and US listed exploration company in the lithium and mining sector. We aim to acquire, develop and commercialize a significant portfolio of lithium brine deposits in the Americas.

The Company owns (a) a 60% interest in the Maricunga project, which consists of mining concessions covering an area of approximately 3,553 acres (1,438 hectares) prospective for lithium and potassium brines, and is located in the Salar de Maricunga in northern Chile; (b) a mining concession on 2,995 acres (1,212 hectares) situated on brine salars in Argentina, known as Cauchari; and (c) undeveloped mineral claims prospective for lithium and potassium covering a total area of 19,500 acres (7,890 hectares) located in the Regions of Puno, Tacna and Moquegua, Peru. We are currently evaluating additional exploration and production opportunities.

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

The following discussion and analysis of the Company’s financial condition and results of operations is based on the consolidated financial statements as of September 30, 2012, and for the three months ended September 30, 2012 and 2011, which are unaudited. In the opinion of management, such consolidated financial statements include all adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in these financial statements as of September 30, 2012, and for the three months ended September 30, 2012 and 2011.

You should read this discussion and analysis together with such consolidated financial statements and the notes thereto.

Going Concern

At September 30, 2012, the Company had no source of current revenue, a cash balance on hand of $3,795,310, positive working capital of $1,357,349 and the Company recognized negative cash flows from operations of $20,429,898 during the period from June 24, 2005 (inception) through September 30, 2012. On August 17, 2012, the Company received $9,499,990 in net funding from POSCAN. The Company believes its current positive working capital position is sufficient to maintain its basic operations, which do not include future exploration and acquisition activities, for at least the next 12 months, however, at budgeted levels of activity the Company would be required to raise substantial additional funds.

In the course of our exploration activities, we have sustained and continue to sustain losses. We cannot predict if and when we may generate profits. In the event we identify commercial reserves of minerals, we will require substantial additional capital to develop those reserves and permits from the Chilean government to exploit the mineral reserves, neither of which is assured (See Operational Update below).

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

Operational Update

Maricunga

On May 20, 2011, we, through our Chilean subsidiary, Minera Li, acquired a 60% interest in each of Sociedades Legales Mineras Litio 1 a 6 de la sierra Hoyada de Maricunga.

The Maricunga property is an exploration property and covers an area of approximately 3,553 acres (1,438 hectares), comprising six concessions and is located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile. Each concession grants the owner the right to explore for mineral deposits at the Maricunga property.

In September 2011, in order to provide funding to begin the initial assessments of producible minerals from the Maricunga Project, we entered into a subscription agreement with POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO (a South Korean company). In accordance with the subscription agreement, POSCAN purchased 38,095,300 Units of our securities for approximately $8 million, with each “Unit” consisting of one share of our common stock for $0.21 per share and a three-year warrant to purchase one share of our common stock at an exercise price of $0.40 per share.

In December 2011, we completed our phase one exploration work on Maricunga with the $8 million funding from POSCAN. In April 2012, we reported the completion of the NI 43-101 of the Canadian Securities Administrators (NI 43-101) that summarizes and validates the results of our $8 million Phase One Exploration and Development Program on our Maricunga Project in Chile, completed in December 2011. The Technical Report was prepared by Donald H. Hains, P. Geo., Principal of Hains Technology Associates, who is a Qualified Person as defined by NI 43-101. The key highlights of the Compliant Measured Report include:

•	Further exploration work and expenditures are warranted to advance the Maricunga Project to the Feasibility Stage (economic assessment);
•	The property holds significant potential for development as a source of lithium, potassium and boron;
•	Exploration work indicates that the brines in the property are enriched in lithium and potassium and that the brine has a sufficient Mg/Li ratio permitting lithium recovery.

In August 2012, POSCAN purchased an additional 62,499,938 Units of our securities for gross proceeds of $9,999,990, with each “Unit” consisting of one share of common stock for $0.16 per share and a three-year warrant to purchase one share of common stock for $0.21 per share. In connection with the transaction, we agreed to reduce the exercise price of all of the warrants previously sold to POSCAN from $0.40 per share to $0.21 per share and issued to POSCAN a two-year warrant (the “Bonus Warrant”) to purchase 5,000,000 shares of our common stock at an exercise price of $0.15 per share.

Furthermore, subject to certain exceptions, we must issue additional shares of our common stock to POSCAN in the event that we issue or sell any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing. During September 2012, the Company entered into settlement agreements providing for the Company to issue one share of the Company’s common stock for every $0.067 of obligations released by the Receivable Holder. As a result this provision was triggered and the Company is seeking a waiver.

We plan to apply some of those funds towards the necessary expenditures in order to complete a feasibility study on Maricunga. In the event producible quantities of minerals are determined to be economically feasible, we will still be required to obtain permits from the Chilean government to exploit the mineral reserves. There is no assurance that our testing or feasibility analysis will indicate economically producible quantities or that we will be able to obtain the necessary permits to exploit the mineral resources.

We may also seek to acquire additional properties for any processing site and we also plan to make improvements to the Maricunga site infrastructure, camp, and property.

Lithium permit update

In 2012, the Chilean Government’s Ministry of Mining established its first ever auction for the award of lithium production quotas and licenses (Special Lithium Operations Contracts, or CEOLs), which would permit the exploitation of an aggregate of 100,000 tons of lithium metal (approximately 530,000 tons of lithium carbonate equivalent) over a 20 year period, subject to a seven percent royalty.

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

On October 5, 2012, we submitted a “Request for Reconsideration” to the Chilean Government, requesting it to reconsider the invalidation and award the CEOL to the second highest bidder – the Consortium.

On October 17, 2012, the Chilean Government ratified its decision to invalidate the CEOL process and not to accept any of the bids.

On October 22, 2012, the Company submitted another “Request for Reconsideration” to the Chilean Government. The Chilean Government has 30 days to answer the Company´s request.

Pending the outcome of the permitting process, we are exploring other strategies that could enable us to obtain rights to exploit lithium in Chile, whether from our flagship Maricunga project or otherwise. Additionally, we are evaluating the Maricunga project as a potential producer of potassium, which combined with a nitrate resource would be processed to produce potassium nitrate. However, there can be no assurances that we will be able to do so in the near future or at all.

The Company will evaluate any future impairment based on consideration of economic and operational feasibility and a continuing assessment of its rights to exploit minerals under Chilean laws and regulations.

Maricunga Shareholders’ Lawsuit Update

As the majority shareholder, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their share of the properties. The minority shareholders have not paid their contributions to the costs of conservation and exploration, which were agreed upon at the shareholders’ meeting on October 6, 2011.

Certain minority shareholders have filed counterclaims against us to declare, among other things, the invalidation of such shareholders’ meeting at which required contributions were established that such minority shareholders failed to make. We filed dilatory defenses because we were not served according to law and also filed a complaint against the officer serving the process. Once the Court decides on our dilatory defenses, we will have ten days to do present our substantive defense. Our future plans are not dependent on the outcome of this matter with respect to the development of the Maricunga project. As of the date of this filing, the court has not reached a decision regarding this matter.

Strategic Plan

Part of our strategic plan is to explore and develop our existing projects as well as to identify other synergistic opportunities with new projects with production potential that could also be advanced in an accelerated manner, with the goal of becoming a company with valuable lithium, potassium, nitrates and other industrial minerals properties.  Our primary objective is to become a low cost lithium producer as well as a significant producer of potassium nitrate. The key to achieving this objective is to become an integrated chemical company through the strategic acquisition and development of lithium assets as well as other assets that have by-product synergies. The third leg of our strategic plan is to develop improved technologies for the extraction of lithium from brines.

We have acquired a 60% interest in the Maricunga project, an advanced lithium and potassium chloride project in Chile, and we continue to explore other lithium and industrial minerals prospects in the region.

Our current strategy principally involves the exploration of the Maricunga property and the acquisition of a source of iodine and nitrate. On the Maricunga project, we have received $8 million of funding from POSCAN, which was spent to complete our Phase One Exploration and Development Plan. Such plan has been completed, and we have successfully produced a technical report in accordance with National Instrument 43-101 of the Canadian Securities Administrators for Maricunga. Upon achieving the NI 43-101 compliant resource, we satisfied the conditions to receive an additional $10 million of funding from POSCAN. In August 2012, we received the $10 million second tranche funding as committed by POSCAN.

Subject to our assessment of the probability of obtaining an exploitation permit from the government of Chile, we now expect to spend the necessary funds in order to complete a feasibility study on Maricunga (a “feasibility study” means a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision whether to advance the development of the deposit for mineral production).

In the event that we ultimately do not obtain the necessary permits for lithium exploitation for our current Maricunga properties, we will likely pursue a strategy for the production of potassium from those properties. Our Technical Report in accordance with National Instrument 43-101 of the Canadian Securities Administrators (“NI 43-101”) shows that potassium resources are available in the Maricunga properties. As part of our strategic plan, we always had plans to produce a potassium by-product alongside the lithium. Potassium exploitation does not require special permits and is exploitable via regular mining concessions, according to the Chilean Mining Code.

During this process, we will still recover the lithium, but we will not be able to sell it without a permit. It is believed that this legislation will change in due course and thus we will be able to eventually sell our lithium production.

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

In the event we were to develop a potassium nitrate production on the Maricunga properties, we would complete a feasibility study of the economics of the project and would be required to raise approximately $130 million to $150 million to bring the project into production.

To produce potassium nitrate, we will also be required to obtain a source of sodium nitrate which could come from either 1) developing a sodium nitrate and iodine project; or 2) buying the sodium nitrate from different producers in the north of Chile. The Atacama Desert in the north of Chile is rich in sodium nitrate. The Company previously had an option on the Alfredo iodine and nitrates project. At the time we decided not to pursue that option because we were focused on pursuing the Maricunga properties as a lithium project. This property as well as a number of other projects in the north of Chile with the similar characteristics that we have evaluated in the past may continue to be available. Also, there are a number of producers of iodine in the north of Chile that have nitrates stockpiled which, as nitrates by themselves, are not economically profitable. There would be opportunities for us to acquire these to complement our potassium production.

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

We believe the SPaCeR technology may speed the rate of mineral recovery from brine, however, there can be no assurance that it will do so on a commercially favorable basis or at all. Not only do we believe R3’s SPaCer technology can aid in the recovery of lithium, but we believe it will allow brine mining operations to use smaller facilities, reducing their footprint by as much as 1,000-fold.

On January 13, 2012, we entered into an agreement, (the “R3 Agreement”), with R3 to apply R3’s SPaCeR in processing brine from our properties. Pursuant to the R3 Agreement, R3 will provide us with a demonstration plant consisting of two units having a design flow capacity of at least 1.6 liters per second each, and on-site training. Upon installation of the facilities, we will pay R3 equipment use fees of $37,500 per month for the first twelve months following successful installation and commissioning of the system, and, if we elect to keep the equipment on site thereafter, $12,500 per month for up to an additional thirty-six months. As of the date of this filing, such equipment has not been installed.

The R3 Agreement also provides that we will be given the exclusive license (the “Exclusive Rights”), subject to final negotiations, to exploit R3’s SPaCeR technology throughout the world for the processing of lithium-containing brine for so long as we are using such systems in the processing of brine at our facilities in South America.

Results of Operations

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Revenues

We had no revenues during the three months ended September 30, 2012 and 2011.

Exploration expenses

During the three months ended September 30, 2012 and 2011, we incurred exploration expenses of $352,921 and $468,242, respectively.  The expenses incurred during the three months ended September 30, 2012 relate to our efforts to obtain the environmental permits that will allow us take the project to a feasibility stage.

General and administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2012 and 2011 consisted of the following:

			Increase
	September 30, 2012	September 30, 2011	(Decrease)
Professional fees-legal	$149,108	$269,303	$(120,195)
Wages and salaries	344,312	169,886	174,426
Travel expenses	71,552	204,483	(132,931)
Stock based compensation	150,717	204,745	(54,028)
Marketing and investor relations	35,965	56,409	(20,444)
Professional fees-others	39,934	85,115	(45,181)
Professional fees-finance/accounting	111,000	60,910	50,090
Board of Directors expense	61,000	-	61,000
Professional Fees-audit	47,360	74,405	(27,045)
Filing fees	34,613	2,400	32,213
Other	98,644	122,540	(23,896)
	$1,144,205	$1,250,196	$(105,991)

We incurred total general and administrative expenses of $1,144,205 for the three months ended September 30, 2012 compared to $1,250,196 for the three months ended September 30, 2011, a $105,991 decrease, which comprised of:

•	Professional fees-legal decreased by $120,195 primarily due to $135,000 of fees recorded for the period ended September 30, 2011 related to the POSCO capital raise dated August 24, 2011;
•	Wages and salaries expense increased by $174,426 due to hiring of additional staff after the period ended September 30, 2011, including a full time CFO and Vice President and redundancy payments;
•	Travel expenses decreased by $132,931 due to the decrease in investor relations activities and the decrease in seeking sources of funding due to the closing of the second tranche of funding with POSCO;
•	Stock based compensation decreased by $54,028 primarily due to a decrease in the amount of unvested options and common stock which remain to be amortized as amounts granted earlier are fully amortized;
•	Marketing and investor relations decreased by $20,444, which was primarily due to the decrease in investor relations activities and the efforts of the Company to control costs;
•	Professional fees-others decreased by $45,181 primarily due to a reduction in the use of outside professionals;
•	Professional fees-finance/accounting increased by $50,090 due primarily to the increasing complexity of the entity which required more accounting services;
•	Board of Directors fees increased by $61,000 due to the approval of fees to be paid to the Board of Directors in 2012;
•	Professional fees-audit decreased by $27,045 due primarily to completion of the audit at a later date for the year ended June 30, 2012 compared to that of the prior period, which resulted in more audit fees being incurred after September 30, 2012 than after September 2011;
•	Filing fees increased by $32,213 mainly due to the Form S-1 filings during the year 2012, XBRL requirements which started during 2012 and an increase in press release activities in 2012;

Loss on settlement

The Company recorded a loss on settlement of $5,816 as a result of settlement agreements with respect to an aggregate of $390,336 of obligations, under which the Company issued an aggregate of 5,825,761 shares of the Company’s common stock, valued at $396,152.

Other Income/expense

Other expense for the three months ended September 30, 2012, was $72,961 compared to other income in the amount of $5,558,418 for the three months ended September 30, 2011.  The decrease in other income was primarily due the change in loss on debt extinguishment, recognition of change in fair value of warrant derivative liabilities, warrant modification expense, and the change in interest expense.

We recognized a loss on debt extinguishment of $37,235 compared with a loss on debt extinguishment of $841,752 for the three months ended September 30, 2012 and 2011, respectively. The differences related to the difference in the terms of existing debt compared to debt under the modified terms of the debt agreements.

We recognized an unrealized gain from the change in the fair value of the derivative liability related to our outstanding warrant instruments of $243,205 during the three months ended September 30, 2012 compared to a net unrealized gain of $6,948,644, which included a realized loss of $511,511 during the three months ended September 30, 2011.  The change in fair value of our derivative warrant liability has no impact on our cash flows from operations.

We recognized warrant modification expense in conjunction with the closing of POSCAN’s second tranche of investment on August 17, 2012, when the Company adjusted the exercise price of the warrants previously issued to POSCAN from $0.40 to $0.21 per share. The incremental value of the warrants before and after the modification was $171,150 and was reported as current period expense. There were no warrant modifications during the three months ended September 30, 2011.

Net interest expense amounted to $172,515 and $533,489 during the three months ended September 30, 2012 and 2011, respectively.  The decrease in interest expense was primarily a result of amortization of the debt discount and deferred financing costs on the zero coupon convertible notes of $532,260 during the three months ended September 30, 2011, partially offset by the increase in interest for the three months ended September 30, 2012 due to interest on registration rights penalties of $23,321, interest on notes payable entered into during 2012 of $46,622, and interest on employees’ insurance due to late payments totaling $37,601.

During the three months ended September 30, 2012 and 2011, we recorded gains on foreign currency transactions of $64,734 and losses on foreign currency transactions of $14,985 respectively, and such activity related to our operations in Peru and Chile.

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

POSCAN funding

In September 2011, POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO (a South Korean company), purchased 38,095,300 Units of our securities for approximately $8 million (or $0.21 per Unit), with each “Unit” consisting of one share of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $0.40 per share.

In August 2012, we received the second tranche of funding by POSCAN. We issued 62,499,938 Units to POSCAN for gross proceeds of $9,999,990 (or $0.16 per Unit), with each “Unit” consisting of one share of common stock and a three-year warrant to purchase one share of common stock for $0.21 per share.

Pursuant to the Additional Agreement, we reduced POSCAN’s purchase price per Unit for the second tranche from $0.21 per share to $0.16 per share, and reduced the exercise price of all of the warrants sold under the POSCAN SPA from $0.40 per share to $0.21 per share.

Pursuant to the Additional Agreement, we also agreed to issue to POSCAN a two-year warrant (the “Bonus Warrant”) to purchase 5,000,000 shares of our common stock at an exercise price of $0.15 per share. Furthermore, subject to certain exceptions, we must issue additional shares of our common stock to POSCAN in the event that we issue or sell any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing.

POSCAN has no current commitments to provide us with funding in the future.

Shares for Debt Settlement

In addition to utilizing our capital to acquire properties and pay other corporate costs, we periodically issue shares of our common stock as consideration in lieu of cash to conserve our cash and meet our obligations. We likely will continue to issue common stock for these purposes where feasible, if we determine that it is in our economic best interests. In September 2012, we issued 5,825,761 shares of our common stock for the settlement of $390,336 relating to certain outstanding liabilities at June 30, 2012.

Convertible Notes

In September 2012, the Company entered into a Second Amendment and Waiver Agreement with the holders of the zero-coupon convertible notes (the “Second Waiver Agreement”).  Pursuant to the Second Waiver Agreement, the zero-coupon convertible notes maturity date was extended to September 28, 2013, and the aggregate principal amount thereof was increased to $1,880,000, which includes an Original Issue Discount of 12.1%. The Waiver Agreement also reduced the conversion price of the zero-coupon bridge notes from $0.12 to $0.095 per share.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012, based on the framework in Internal Control-Integrated Framework and the Internal Control over Financial Reporting-Guidance for Smaller Public Companies, both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness:

As of September 30, 2012, certain controls related to the financial statement close and reporting process were not functioning effectively to properly accrue certain expenses and classify some expenses in the financial statements. Management concluded that this control deficiency constituted a material weakness at September 30, 2012. We are currently in the exploration stage, and we have focused on hiring individuals to assist in identifying and pursuing business opportunities in lithium and industrial minerals mining. Although we have hired qualified resources to carry out our day-to-day accounting and financial reporting obligations, we have not yet reached the point at which we have adequate resources to address all accounting procedures. Because of this material weakness, management has concluded that our Company did not maintain effective internal control over financial reporting as of September 30, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. As a result of the recent additional funding from POSCAN, the Board of Directors has mandated management to remedy the deficiency identified at September 30, 2012. We have started the process of engaging the necessary resources to ensure that this weakness will not occur in the future. This includes increasing our staff complement to formalize, evaluate and test the financial closing process and the internal review procedures in an effort to ensure that our consolidated financial statements accurately reflect our financial condition and results of operations.

(c) Changes in Internal Controls.

In connection with management’s evaluation of the effectiveness of our internal controls, we did not identify any changes in our internal controls during the quarter ended September 30, 2012.

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

As the majority shareholder of each of the six Maricunga Companies, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their shares of the properties. Certain minority shareholders have filed counterclaims against us to declare, among other things, the invalidation of the shareholders meetings on October 6, 2011, at which required contributions were established that such minority shareholders failed to make. We filed dilatory defenses because we were not served according to law and also filed a complaint against the officer serving of the process. Once the Court decides on our dilatory defenses, we will have ten days to present our substantive defense. Our future plans are not dependent on the outcome of this matter with respect to the development of the Maricunga project. As of the date of this filing, the Court has not reached a decision regarding this matter.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K we filed with the SEC on October 15, 2012, under Part I, Item 1A, “Risk Factors,” therein.

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

Exhibit Number	Description

10.1	Additional Agreement to the Securities Purchase Agreement between the Registrant and POSCAN, dated as of August 17, 2012 (1)

10.2	Second Amendment and Waiver Agreement with the holders of the Registrant’s zero-coupon bridge notes, dated as of September 28, 2012 (2)
31.1¶	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2¶	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1¶	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2¶ 101**

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

¶	“This certification is being furnished and shall not be deemed filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1)	Filed with the Securities and Exchange Commission on August 24, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(2)	Filed with the Securities and Exchange Commission on October 10, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2012	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Name: Luis F. Saenz
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luis Santillana
Name: Luis Santillana
Title: Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* 101**

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

*	This certification is being furnished and shall not be deemed filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

