Form 10-Q
period 2012-12-31
Li3 Energy, Inc.
filed 2013-02-14
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-54303

LI3 ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3061907
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Marchant Pereira 150, Of 803

Providencia, Santiago de Chile 7500000, Chile

 (Address of principal executive offices) (Zip Code)

+ (56) 2-2896-9100

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

Yes☐ No ☒

As of February 14, 2013 there were 393,808,252 shares of the registrant’s common stock outstanding.

LI3 ENERGY, INC.

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	December 31, 2012	June 30, 2012
Assets
Current assets:
Cash	$3,456,678	$27,689
Prepaid expenses and advances	45,936	8,841
Total current assets	3,502,614	36,530
Mineral rights	63,741,000	63,741,000
Property and equipment, net	152,647	175,220
Other assets	11,183	10,650
Total non-current assets	63,904,830	63,926,870
Total assets	$67,407,444	$63,963,400

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$536,133	$2,331,722
Accounts payable - related parties	6,329	104,326
Accrued expenses	627,144	994,827
Accrued registration rights penalties	518,243	518,243
Zero-coupon convertible debt, net of discount of $150,666 and $-0-, respectively	1,729,334	1,783,181
Notes payable	50,000	1,200,000
Convertible notes payable	45,000	45,000
Total current liabilities	3,512,183	6,977,299
Derivative liabilities - warrant instruments	6,062,386	7,653,928
Total liabilities	9,574,569	14,631,227

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 393,808,252 and 323,782,553 shares issued and outstanding as of December 31, 2012 and June 30, 2012, respectively	393,808	323,783
Additional paid-in capital	69,073,232	63,578,079
Other comprehensive income	-	83,563
Deficit accumulated during exploration stage	(34,598,594)	(37,773,845)
Total stockholders' equity of Li3 Energy, Inc.	34,868,446	26,211,580
Non-controlling interests	22,964,429	23,120,593
Total stockholders’ equity	57,832,875	49,332,173
Total liabilities and stockholders’ equity	$67,407,444	$63,963,400

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

					June 24, 2005
					(inception)
	Three Months Ended December 31,		Six Months Ended December 31		through December 31
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$2,278
Cost of goods sold	-	-	-	-	1,182
Gross profit	-	-	-	-	1,096
Operating expenses:
Exploration expenses	24,688	2,984,020	377,609	3,452,262	9,466,996
Mineral rights impairment expense	-	-	-	-	9,138,785
Loss on settlements, net	-	-	5,816	-	1,503,316
General and administrative expenses	1,264,494	1,550,168	2,408,699	2,800,364	17,805,491
Total operating expenses	1,289,182	4,534,188	2,792,124	6,252,626	37,914,588
Other (income) expense:
Loss on debt extinguishment	-	-	37,235	841,752	878,987
Change in fair value of derivative liability - warrant instruments	(5,997,501)	(4,654,915)	(6,240,706)	(11,603,559)	(4,681,354)
Warrant modification expense	-	-	171,150	-	1,239,470
(Gain) loss on foreign currency transactions	44,585	25,878	(20,149)	40,863	(30,514)
Interest expense	68,744	164,795	241,259	698,284	1,810,084
Total other income	(5,884,172)	(4,464,242)	(5,811,211)	(10,022,660)	(783,327)
Net (income) loss	$(4,594,990)	$69,946	$(3,019,087)	$(3,770,034)	$37,130,165
Net loss attributable to non-controlling interests	11,716	1,270,207	156,164	1,270,207	2,531,571
Net (income) loss attributable to Li3 Energy, Inc.	$(4,606,706)	$(1,200,261)	$(3,175,251)	$(5,040,241)	$34,598,594
Net income per common share – basic	$0.01	$0.00	$0.01	$0.02
Net income per common share –diluted	$0.01	$0.00	$0.01	$0.02
Weighted average number of common shares outstanding
Basic	392,681,078	322,152,698	373,707,097	304,987,248
Diluted	413,319,395	338,775,945	389,546,823	321,318,365
Comprehensive (income) loss
Net (income) loss	$(4,594,990)	$69,946	$(3,019,087)	$(3,770,034)	37,130,165
Foreign currency translation adjustments	(32,409)	-	83,563	-	-
Total comprehensive (income) loss	(4,627,399)	69,946	(2,935,524)	(3,770,034)	37,130,165
Comprehensive (income) loss attributable to non-controlling interests	11,716	1,270,207	156,164	1,270,207	2,531,571
Comprehensive net (income) loss attributable to Li3 Energy, Inc. shareholders	$(4,639,115)	$(1,200,261)	$(3,091,688)	$(5,040,241)	$34,598,594

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Changes in Equity (Deficit)

From June 24, 2005 (Inception) through December 31, 2012

 (Unaudited)

					Deficit
					Accumulated
			Additional	Other	During the	Non-	Total
	Common Stock		Paid-in	Comprehensive	Exploration	Controlling	Equity
	Shares	Par Value	Capital	Loss	Stage	Interest	(Deficit)

Balance at June 24, 2005 (inception)	-	$-	$-	$-	$-	$-	$-

Stock issued for cash, June 2005	71,052,672	71,052	(63,552)	-	-	-	7,500

Net loss	-	-	-	-	-	-	-

Balance, June 30, 2005	71,052,672	71,052	(63,552)	-	-	-	7,500

Stock issued for cash, March 2006	47,368,454	47,368	2,632	-	-	-	50,000

Net loss	-	-	-	-	(14,068)	-	(14,068)

Balance, June 30, 2006	118,421,126	118,420	(60,920)	-	(14,068)	-	43,432

Net loss	-	-	-	-	(16,081)	-	(16,081)

Balance, June 30, 2007	118,421,126	118,420	(60,920)	-	(30,149)	-	27,351

Stock issued for cash, February 2008	2,631,595	2,632	47,368	-	-	-	50,000

Net loss	-	-	-	-	(95,656)	-	(95,656)

Balance, June 30, 2008	121,052,721	121,052	(13,552)	-	(125,805)	-	(18,305)

Net loss	-	-	-	-	(67,905)	-	(67,905)

Balance, June 30, 2009	121,052,721	121,052	(13,552)	-	(193,710)	-	(86,210)

Cancellation of shares in connection with merger	(71,052,626)	(71,052)	71,052	-	-	-	-

Stock issued for cash:

Stock and warrants offered in 2009 Unit Offering and First 2010 Offering, less offering costs of $410,680	18,000,000	18,000	2,265,139	-	-	-	2,283,139

Stock based compensation:
Stock issued to chief executive officer for services	1,500,000	1,500	3,300	-	-	-	4,800
Stock issued to a consultant for services	1,125,000	1,125	805,125	-	-	-	806,250
Stock options issued to consultant for services	-	-	114,783	-	-	-	114,783
Amortization of stock-based compensation expense	-	-	84,614	-	-	-	84,614
Fair value of stock contributed by CEO to employees and director for services	-	-	129,500	-	-	-	129,500

Stock issued for property acquisition:
Stock issued for March 2010 acquisition of mineral rights	4,000,000	4,000	3,636,000	-	-	-	3,640,000

Net loss	-	-	-	-	(16,048,682)	-	(16,048,682)

Balance, June 30, 2010	74,625,095	74,625	7,095,961	-	(16,242,392)	-	(9,071,806)

Stock issued for cash:

Stock and warrants offered in First 2010 Unit Offering, less offering costs of $51,991	2,160,000	2,160	248,901	-	-	-	251,061
Stock and warrants offered in Second 2010 Unit Offering, no offering costs	4,000,000	4,000	44,639	-	-	-	48,639
Stock and warrants offered in Third 2010 Unit Offering, less offering costs of $223,088	11,666,663	11,667	757,473	-	-	-	769,140
Stock and warrants offered in 2011 Offering, less offering costs totaling $737,271	23,920,071	23,920	3,554,723	-	-	-	3,578,643
Stock issued for cash upon exercise of Double Options	3,800,000	3,800	186,200	-	-	-	190,000
Exercise of $0.05 per share D Warrants for cash	2,000,000	2,000	98,000	-	-	-	100,000
Cashless exercise of $0.05 per share D warrants	515,254	515	-	-	-	-	515
Exercise of $0.15 per share E Warrants for cash	7,623,336	7,624	1,135,926	-	-	-	1,143,550

Stock-based compensation:
Stock issued to MIZ, a related party, pursuant to vesting of restricted stock units	500,000	500	(500)	-	-	-	-
Stock issued to MIZ, a related party for salary and bonus under Employment Service Agreement	736,842	737	281,763	-	-	-	282,500
Stock issued for services	2,728,310	2,728	1,027,871	-	-	-	1,030,599
Amortization of stock-based compensation	-	-	777,963	-	-	-	777,963
Stock issued for Investment Agreement with investor	1,638,349	1,638	382,830	-	-	-	384,468

Stock issued to settle liabilities:
Stock issued for Lacus settlement	500,000	500	192,000	-	-	-	192,500
Stock issued for settlement with Puna Lithium	6,000,000	6,000	1,914,000	-	-	-	1,920,000

Equity impact of derivative liability warrants and debt:

Fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	2,582,116	-	-	-	2,582,116
Fair value of E warrants reclassified from derivative liability to equity upon exercise	-	-	2,022,430	-	-	-	2,022,430
Beneficial conversion of convertible debt issued May 2011	-	-	368,000	-	-	-	368,000

Stock issued for property acquisitions:
Stock issued for August 2010 acquisition of mineral rights	10,000,000	10,000	3,890,000	-	-	-	3,900,000
Stock issued for acquisition of May 2011 mineral rights	127,500,000	127,500	31,747,500	-	-	-	31,875,000

Consolidation of Maricunga, non-controlling interest	-	-	-	-	-	25,496,000	25,496,000

Net loss	-	-	-	-	(19,219,382)	-	(19,219,382)

Balance, June 30, 2011	279,913,920	279,914	58,307,796	-	(35,461,774)	25,496,000	48,621,936

Stock issued for cash:
Stock and warrants offered to POSCO, less offering costs of $685,944	38,095,300	38,095	3,495,996	-	-	-	3,534,091
Exercise of $0.05 per share D Warrants for cash	4,200,000	4,200	205,800	-	-	-	210,000

Equity impact of derivative liability warrants and debt:
Fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	590,462	-	-	-	590,462
Beneficial conversion of convertible debt waiver agreement	-	-	330,019	-	-	-	330,019

Stock based compensation:
Amortization of stock-based compensation	-	-	514,380	-	-	-	514,380
Stock issued to MIZ, a related party, pursuant to vesting of restricted stock units	300,000	300	(300)	-	-	-	-
Stock issued for services	1,273,333	1,274	133,926	-	-	-	135,200

Foreign currency translation adjustments	-	-	-	83,563	-	-	83,563

Net loss	-	-	-	-	(2,312,071)	(2,375,407)	(4,687,478)

Balance, June 30, 2012	323,782,553	323,783	63,578,079	83,563	(37,773,845)	23,120,593	49,332,173

Stock issued for cash:
Stock and warrants issued to POSCAN, less offering costs totaling $854,890	62,499,938	62,500	4,797,126	-	-	-	4,859,626

Stock based compensation:
Amortization of stock-based compensation	-	-	292,718	-	-	-	292,718
Modification of stock options and stock issued for services	2,102,985	2,103	41,982	-	-	-	44,085

Stock issued to settle liabilities:
Stock issued to settle accrued director's fees and salaries and bonus	5,422,776	5,422	363,327	-	-	-	368,749

Foreign currency translation adjustments	-	-	-	(83,563)	-	-	(83,563)

Net income (loss)	-	-	-	-	3,175,251	(156,164)	3,019,087

Balance, December 31, 2012	393,808,252	$393,808	$69,073,232	$-	$(34,598,594)	$22,964,429	$57,832,875

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flow

(Unaudited)

			June 24, 2005
	Six Months	Six Months	(Inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash flows from operating activities
Net income (loss)	$3,019,087	$3,770,034	$(37,130,165)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	22,573	5,456	93,633
Mineral rights impairment expense	-	-	9,138,785
Loss on settlements, net	5,816	-	1,503,316
Stock-based compensation	357,503	308,383	4,815,550
Loss on debt extinguishment	37,235	841,752	878,987
Change in fair value of derivative liabilities - warrants	(6,240,706)	(11,603,559)	(4,681,354)
Warrant modification expense	171,150	-	1,239,470
Zero coupon interest accretion and amortization of debt
discount on convertible notes	52,260	660,032	1,420,083
Amortization of deferred financing costs	-	36,875	66,375
(Gain) loss on foreign currency transactions	(20,149)	40,863	(30,514)
Changes in operating assets and liabilities:
Increase in prepaid expenses and advances	(37,088)	(14,153)	(45,602)
Increase in other assets	(533)	(21,711)	(11,183)
Increase (decrease) in accounts payable	(1,781,686)	14,431	558,752
Increase (decrease) in accounts payable - related parties	(97,912)	(99,899)	6,828
Increase (decrease) in accrued expenses	(287,388)	130,222	1,287,857
Increase in accrued registration rights penalties	-	-	518,243
Net cash used in operating activities	(4,799,838)	(5,931,274)	(20,370,939)

Cash flows from investing activities
Acquisition of mineral rights	-	-	(7,968,785)
Acquisition of equipment	-	(247,058)	(236,280)
Payments for leasehold improvements	-	-	(10,000)
Net cash used in investing activities	-	(247,058)	(8,215,065)

Cash flows from financing activities
Proceeds from zero coupon convertible debt offering	-	-	1,500,000
Payment of deferred financing costs	-	-	(75,000)
Payment of arranger fee for convertible debt	(37,600)	(30,000)	(67,600)
Proceeds from notes payable	-	-	1,245,000
Payments on notes payable	(1,150,000)	-	(1,150,000)
Proceeds from issuance of common stock	9,499,990	7,314,069	28,946,707
Proceeds from exercise of warrants	-	210,000	1,643,575
Net cash provided by financing activities	8,312,390	7,494,069	32,042,682

Effect of exchange rate changes on cash	(83,563)	-	-

Net increase in cash	3,428,989	1,315,737	3,456,678

Cash at beginning of the period	27,689	952,401	-

Cash at end of the period	$3,456,678	$2,268,138	$3,456,678

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$280,889	$-	$286,681
Non-cash financing transactions:
Fair value of derivative warrant instruments issued in private offerings	$4,478,014	$3,779,978	$13,352,518
Reclassification of warrant liabilities to additional paid-in capital for warrant exercises	$-	$590,462	$5,195,008
Warrants issued for services	$-	$-	$157,010
Warrants issuedfor offering costs	$162,350	$-	$220,100
Debt discount due to beneficial conversion feature	$-	$330,019	$1,061,345
Debt discount due to warrant derivative liabilities issued with convertible debt	$-	$-	$1,132,000
Settlement of accrued interest through modification of debt	$105,742	$-	$105,742
Settlement of accrued liabilities through issuance of stock	$368,749	$-	$368,749
Issuance of common stock for acquisition of mineral rights	$-	$-	$39,415,000
Consolidation of non-controlling interest of the Maricunga Companies	$-	$-	$25,496,000
Common stock cancelled	$-	$-	$71,052

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2012

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

On October 19, 2009, the Company filed an amendment to its articles of incorporation with the Secretary of State of Nevada, pursuant to which it changed its name from NanoDynamics Holdings, Inc., to Li3 Energy, Inc.

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

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2012

(Unaudited)

d. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2012 and June 30, 2012, respectively. The Company has not experienced any losses on its deposits of cash and cash equivalents.

 e. Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value. During the six months ended December 31, 2012 and 2011, no impairment charges were recorded by the Company.

f. Impairment of Long-lived Assets

Long-lived assets, including mineral rights, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. We account for asset impairment in accordance with ASC 360, Property Plant and Equipment. Long-lived assets such as property, plant and equipment, mineral properties and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any uncertain income tax positions or accrued interest or penalties included in our consolidated balance sheets at December 31, 2012 or June 30, 2012, and did not recognize any interest and/or penalties in its consolidated statements of operations during the six months ended December 31, 2012 or 2011.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2012

(Unaudited)

i. Non-Controlling Interests

The Company is required to report its non-controlling interests as a separate component of stockholders’ equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to the stockholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis. During the six months ended December 31, 2012 and 2011, the Company recorded a net loss allocable to non-controlling interests of $156,164 and $1,270,207, respectively.

j. Earnings per Share

Basic net earnings per share amounts are computed by dividing the net income available to Li3 Energy, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS for the three months and six months ended December 31, 2012 and 2011:

	Three months ended December 31, 2012			Three months ended December 31, 2011
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$4,606,706	392,681,078	$0.01	$1,200,261	322,152,698	$0.00
Dilutive effect of convertible debt	-	19,789,474	-	60,606	13,301,025	-
Dilutive effect of warrants calculated using the treasury stock method	(20,116)	258,225	-	(80,556)	622,222	-
Dilutive effect of restricted stock and restricted stock units	-	590,618	-	-	2,700,000	-
Diluted EPS	$4,586,590	413,319,395	$0.01	$1,180,311	338,775,945	$0.00

	Six months ended December 31, 2012			Six months ended December 31, 2011
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$3,175,251	373,707,097	$0.01	$5,040,241	304,987,248	$0.02
Dilutive effect of convertible debt	100,001	14,859,842	-	118,995	12,814,450	-
Dilutive effect of warrants calculated using the treasury stock method	(33,781)	322,510	-	(333,200)	816,667	-
Dilutive effect of restricted stock and restricted stock units	-	657,374	-	-	2,700,000	-
Diluted EPS	$3,241,471	389,546,823	$0.01	$4,826,036	321,318,365	$0.02

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2012

(Unaudited)

The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted income per share:

	Three months ended
	December 31, 2012	December 31, 2011
Stock options	1,450,000	600,000
Stock warrants	158,995,482	87,884,712

	Six months ended
	December 31, 2012	December 31, 2011
Stock options	1,450,000	600,000
Stock warrants	158,995,482	87,884,712

k. Subsequent Events

The Company evaluated all material subsequent events from December 31, 2012 through the date of the issuance of these consolidated financial statements for disclosure consideration.

l. Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

m. Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

NOTE 3.   GOING CONCERN

As of December 31, 2012, the Company had no source of current revenue, a cash balance on hand of $3,456,678, negative working capital of $9,569 and negative cash flows from operations of $20,370,939 during the period from June 24, 2005 (inception) through December 31, 2012. The Company had negative cash flows from operations of $4,799,838 during the six months as of December 31, 2012. On August 17, 2012, the Company received $9,499,990 in net funding from POSCO Canada Ltd. (“POSCAN”). The Company believes its cash on hand is sufficient to maintain its basic operations, which do not include future exploration and acquisition activities, for approximately 9 months. The Company has implemented a cost reduction program and it is taking the necessary actions to preserve cash.

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

The Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of its exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable. Further, the development and exploitation of the properties in which the Company has mineral interests requires permits, our efforts to obtain which are at various stages. Lithium resources in our principal project, Maricunga, are designated as a national resource and cannot be mined and sold unless the government of Chile issues a special permit, which may not occur or could require payments in excess of the Company’s available funds, or could be subject to competitive bidding. In September 2012, the Company was an unsuccessful bidder for a lithium mining permitin Chile. In November 2012, the Chilean Government invalidated the auction process and the lithium mining permit was not awarded. The Company cannot predict if and when it might be able to obtain a permit for lithium exploitation. The Company has alternative mineral exploitation opportunities for its Maricunga properties and is currently pursuing a business plan to exploit minerals that do not require special mining permits.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2012

(Unaudited)

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

NOTE 4.  MINERAL RIGHTS

Mineral rights as of December 31, 2012 and June 30, 2012 consist of the Maricunga property.

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

On December 27, 2012 the Company filed aregistration statement with the SEC requesting to register a total of 127,500,000 shares. On January 24, 2013, such registration statement was declared effective by the SEC. The total of 127,500,000 shares are registered.

The Company has incurred exploration expenses with respect to the Maricunga property of $390,409 and $3,175,518 for the six months ended December 31, 2012 and 2011, respectively. Future development expenditures are forecasted to be at least $100 - $200 million. The minority shareholders have not made payments to the Company for their respective shares of the exploration expenses incurred to date. As a result, all the expenses incurred by the Maricunga Companies during the six months ended December 31, 2012 were funded by the Company. The Company recorded 40% of the expenses incurred by the Maricunga Companies to the non-controlling interest, or $156,164 and $1,270,207 respectively for the six months ended December 31, 2012 and 2011. The total exploration expenses recorded to non-controlling interest since May 2011 is $2,531,571.

 As the majority shareholder, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their share of the properties. The minority shareholders have not paid their required contributions to the costs of conservation and exploration, which were agreed upon at the shareholders’ meeting on October 6, 2011. In November 2012, we received a favorable decision from one of the civil courts to auction approximately 8% of the shares once the judgmentis executed. Chilean law gives the Company a preference in that auction. The other civil courts have not reached a final decision yet.

Certain minority shareholders have filed counter claims against us to declare, among other things, the invalidation of such shareholders’ meeting at which required contributions were established that such minority shareholders failed to make. We filed dilatory defenses because we were not served according to law and also filed a complaint against the officer serving the process.This process is on hold because the minority shareholders have not filed a new claim, as requested by the court.

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

For the quarterly period ended December 31, 2012

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

On October 5, 2012, the Company submitted a “Request for Reconsideration” to the Chilean Government, requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium.

On October 17, 2012, the Chilean Government ratified its decision to invalidate the CEOL process and not to accept any of the bids.

On October 22, 2012, we submitted another “Request for Reconsideration” to the Chilean Government. The Chilean Government had 30 days to answer the Company´s request.

On November 19, 2012, the Chilean Government rejected our Request for Reconsideration appeal.

On November 22, 2012, the Chilean Government ratified its decision to invalidate the CEOL process, as well as rescinding the CEOL Basis, which defined the regulations that regulated the CEOL process.

On January 16, 2013, we submitted a letter to the Chilean Comptroller requesting to review the CEOL process. The Company is waiting for an answer.

Currently, the Company does not have a permit to exploit lithium from the Maricunga properties. Accordingly, the Company evaluated the recoverability of the investment in the Maricunga properties in accordance with ASC 360, Property Plant and Equipment assuming it is not able to exploit its lithium resources. The Company can exploit alternative minerals, like potassium, on its Maricunga properties that do not require special permits and are exploitable via regular mining concessions according to the Chilean Mining Code. Based on that assumption, the Company determined that the total estimated future cash flows on an undiscounted base of the Maricunga properties exceeds its carrying value and, accordingly, no impairment loss was required.

Pending the outcome of the permitting process, we are exploring other strategies that could enable us to obtain rights to exploit lithium in Chile, whether from our flagship Maricunga project or otherwise. Additionally, we are evaluating the Maricunga project as a potential producer of potash, which combined with a nitrate resource, could be processed to produce potassium nitrate. However, there can be no assurances that we will be able to do so in the near future, on favorable terms, or at all.The majority of the past and current technical work performed on the project is applicable to the production of lithium and/or potassium.

The Company will evaluate any future impairment based on consideration of economic and operational feasibility and a continuing assessment of its rights to exploit minerals under Chilean laws and regulations.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2012	June 30, 2012
Leasehold improvement and office equipment	$73,761	$73,761
Field equipment	168,277	168,277
Less: Accumulated depreciation	(89,391)	(66,818)
Net property and equipment	$152,647	$175,220

Depreciation expense for the six months ended December 31, 2012 and 2011 was $22,573, and $5,456, respectively.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2012

(Unaudited)

NOTE 6.   RELATED PARTY TRANSACTIONS

POSCAN

On September 14, 2011 and August 17, 2012, POSCO Canada Ltd. (“POSCAN”), a greater than 5% shareholder and a wholly owned subsidiary of POSCO (a Korean company), purchased a combined 100,595,238 shares of the Company’s common stock. See Note 10.

MIZ Comercializadora, S de R.L.

The Company was party to a services agreement (“Services Agreement”) between MIZ Comercializadora, S de R.L. (“MIZ”) and the Company in which Tom Currin (a beneficial owner of MIZ) served as Chief Operating Officer of the Company. Pursuant to the Services Agreement, the Company granted to MIZ an award under the 2009 Plan pursuant to which the Company shall issue 2,500,000 restricted shares of its common stock (the “Restricted Stock”) upon the achievement of certain milestones. Additionally, pursuant to the Services Agreement, the Company granted 1,000,000 stock options to MIZ which were to vest over three years.

On December 5, 2012, MIZ and the Company terminated its Services Agreement. In connection with the termination of the Services Agreement, all of the Restricted Stock was deemed fully vested and issued to MIZ (of which 1,700,000 shares were previously held in escrow, and 800,000 shares had previously been issued to MIZ). The Company recorded stock based compensation expense of $183,360 and $165,529 in connection with the Restricted Stock during the six months ended December 31, 2012 and 2011, respectively.

In addition, on November 30, 2012 the Company agreed to issue MIZ 300,000 shares of common stock for services. The stock price on the grant date of these shares was $0.069 therefore the Company recorded $20,700 of stock compensation expense for these shares for the six months ended December 31, 2012. These shares have not been issued as of December 31, 2012.

Also, on November 30, 2012, the Company reduced the exercise prices of 333,333 options from $0.38 to $0.13 per share and the exercise  price of 666,667 options were reduced from $0.38 to $0.21 per share. The Company recorded $16,682 of stock compensation expense in connection with the modification of exercise price as the incremental difference between the fair value of the stock options immediately before and after the modification.

The Company incurred $65,605 (including $16,682 of stock option modification expense) and $60,615 of stock-based compensation during the six months ended December 31, 2012 and 2011, respectively, related to stock options granted to MIZ. See Note 10. As of December 31, 2012, all of the stock options granted to MIZ are fully vested and exercisable.

On December 5, 2012, the Company entered into a Consulting Services Agreement with MIZ in which Mr. Currin is to provide consulting services to the Company. Pursuant to the agreement, the Company pays MIZ $5,000 per month for up to four days of work with additional fees of $2,000 per day to be paid for additional days worked. The agreement will terminate one year from the date of the agreement or in the event either party causes a material breach of the agreement.

MIZ was paid $178,750 and $216,667 for cash compensation during the six months ended December 31, 2012 and December 31, 2011. MIZ was owed $0 and $20,234 as of December 31, 2012 and June 30, 2012, respectively.

R&M Global Advisors

The Company was party to a services agreement (the “R&M Agreement”) between R&M Global Advisors, LLC. (“R&M Global Advisors”) and the Company in which Eric Marin (a partial owner of R&M Global Advisors) served as interim Chief Financial Officer of the Company. On June 30, 2012, R&M Global Advisors and the Company mutually agreed to terminate Eric Marin’s services as the Company’s Interim Chief Financial Officer at the close of business on June 30, 2012.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2012

(Unaudited)

R&M Global Advisors was paid $85,359 for the six months ended December 31, 2012, of which $81,300 was included in accounts payable as of June 30, 2012, and $97,125 in cash for compensation during the six months ended December 31, 2011. No amounts were due to R&M Global Advisors as of December 31, 2012.

NOTE 7. NOTES PAYABLE

On March 23, 2012, the Company entered into a $300,000 unsecured promissory note with a third party. On September 28, 2012, this note was amended and the maturity date was extended to November 2, 2012. On November 5, 2012, the Company paid 15%, (or $45,000), of the outstanding principal balance along with accrued interest totaling $49,925 and the note was amended with the maturity date extended to December 5, 2012. The promissory note bears interest at 15% per annum and a penalty rate of 2% per annum. During December 2012, the note and related accrued interest were paid in full.

On April 2, 2012, the Company entered into a $100,000 unsecured promissory note with a third party. The promissory note bears interest at 15% per annum and a penalty rate of 2% per annum, and was originally due on April 30, 2012, at which time its maturity date was extended to May 31, 2012. During September 2012, the note and related accrued interest were paid in full.

On April 20, 2012, the Company entered into a $250,000 unsecured promissory note payable with a third party. A portion of this note amounting to $120,000 was paid in September 2012. On September 28, 2012, the note for the remaining amount due was amended and the maturity date was extended to November 2, 2012. On November 5, 2012, the Company paid 15%, (or $19,500), of the outstanding principal balance along with accrued interest totaling $21,634 and the note was amended with the maturity date extended to December 5, 2012. The promissory note bears interest at 15% per annum and a penalty rate of 2% per annum. During December 2012, the note and related accrued interest were paid in full.

On June 8, 2012, the Company entered into a $500,000 unsecured promissory note payable with a third party. The promissory note bears interest at 25% per annum after the maturity date, and was due on June 22, 2012. During August 2012, the note and related accrued interest were paid in full.

On June 5, 2008, the Company issued a $50,000 unsecured promissory note to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such note allow for prepayment of the principal and accrued interest at any time without penalty. The interest rate is 8% per annum and the maturity date was June 5, 2010. The total interest accrued as of December 31, 2012 and June 30, 2012 was $18,303 and $16,298, respectively. This note is in default as of December 31, 2012 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

On April 30, 2009, the Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) to Milestone, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due November 8, 2010.  The Convertible Note provides that the principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date.  The Company and Milestone have not yet negotiated such conversion terms.  The total interest accrued on the Convertible Note at December 31, 2012 and June 30, 2012 was $13,539 and $11,678, respectively. The Convertible Note is in default as of December 31, 2012 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

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

For the quarterly period ended December 31, 2012

(Unaudited)

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

In connection with the Second Waiver Agreement, the convertible debentures were analyzed for a beneficial conversion feature after the debt modification at which time it was concluded that no beneficial conversion feature existed. See detail summary below for carrying value of debt as of December 31, 2012.

Post-Modification Debt:
Estimated fair value of debt after modification	$1,880,000
Less: Original issue discount	(202,926)
Carrying value at September 28, 2012	1,677,074
Amortization of debt discount	52,260
Carrying value at December 31, 2012	$1,729,334

Second Amendment and Waiver Agreement

The Company applied ASC 470-50-40/55 “Debtor’s Accounting for a Modification or Exchange of Debt Instrument” and concluded that the Second Amendment and Waiver Agreement dated September 28, 2012 constituted a debt extinguishment rather than debt modification because the change in the fair value of the embedded conversion features immediately before and after the modification exceeded 10% of the original loan balance. As a result, the Company recorded a loss on debt extinguishment of $37,235 during the six months ended December 31, 2012, as summarized below:

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

For the quarterly period ended December 31, 2012

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

In conjunction with the closing of POSCAN’s second tranche of investment on August 17, 2012, the Company adjusted the exercise price of the warrants previously issued to POSCAN from $0.40 to $0.21 per share. The incremental value of the warrants before and after the modification was $171,150 and was reported as warrant modification expense.

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

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2012

(Unaudited)

Activity for derivative warrant instruments during the six months ended December 31, 2012 was as follows:

		Initial valuation
		of derivative		Increase
		liabilities upon		(decrease) in
	Balance at	issuance of new		fair value of	Exercise	Balance at
	June 30,	warrants during	Modification	derivative	of	December 31,
	2012	the period	expense	liabilities	warrants	2012
2009 Unit Offering warrants	$872,212	$-	$-	$(440,121)	$-	$432,091
First 2010 Unit Offering warrants	1,640,644	-	-	(1,082,552)	-	558,092
Second 2010 Unit Offering warrants	237,426	-	-	(146,641)		90,785
Third 2010 Unit Offering warrants	512,341	-	-	(309,573)	-	202,768
Incentive warrants	579,760	-	-	(351,914)	-	227,846
2011 Unit Offering warrants	1,495,038	-	-	(1,158,239)	-	336,799
Lender warrants	274,386	-	-	(196,749)	-	77,637
Warrants for advisory services and Arranger warrants	83,210	-	-	(65,459)	-	17,751
POSCAN warrants	1,958,911	4,478,014	171,150	(2,489,458)	-	4,118,617
	$7,653,928	$4,478,014	$171,150	$(6,240,706)	$-	$6,062,386

Warrant Modification Expense

The Company measured the modified warrants using a modified lattice valuation model, below is the summary of the valuation:

Fair value of Warrant on August 17, 2012 with exercise price $0.40 and stock price $0.069	$1,091,513
Fair value of Warrant on August 18, 2012 with exercise price $0.21 and stock price $0.067	1,262,663
Modification expense	$171,150

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2012

(Unaudited)

Activity for derivative warrant instruments during the six months ended December 31, 2011 was as follows:

		Initial valuation
		of derivative	Increase
		liabilities upon	(decrease) in
	Balance at	issuance of new	fair value of		Balance at
	June 30,	warrants during	derivative	Exercise of	December 31,
	2011	the period	liabilities	Warrants	2011
2009 Unit Offering warrants	$3,854,119	$-	$(2,588,538)	$-	$1,265,581
First 2010 Unit Offering warrants	2,911,244	-	(1,849,599)	-	1,061,645
Second 2010 Unit Offering warrants	1,800,265	-	(1,094,991)	(590,462)	114,812
Third 2010 Unit Offering warrants	1,156,744	-	(858,869)	-	297,875
Incentive warrants	1,072,441	-	(738,036)	-	334,405
2011 Unit Offering warrants	3,736,897	-	(2,556,631)	-	1,180,266
Lender warrants	523,234	-	(375,767)	-	147,467
Warrants for advisory services and Arranger warrants	189,810	-	(136,900)	-	52,910
POSCAN warrants	-	3,779,978	(1,404,228)	-	2,375,750
	$15,244,754	$3,779,978	$(11,603,559)	$(590,462)	$6,830,711

During the six months ended December 31, 2011, 4,200,000 warrants were exercised for aggregate proceeds of $210,000. The Company reduced the derivative liability by $590,462 based on the fair value of the warrants on the date of exercise and increased additional paid-in capital by the same amount.

The following is a summary of the assumptions used in the modified lattice valuation model as of the initial valuations of the derivative warrant instruments issued during the six months ended December 31, 2012 and 2011, respectively, and as of December 31, 2012 and 2011, respectively:

	Initial	Initial
	valuations -	valuations -	Valuation as of	Valuation as of
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
Common stock issuable upon exercise of warrants	62,499,938	38,095,300	160,395,482	89,284,712
Market value of common stock on measurement date (1)	$0.07	$0.145	$0.059	$0.067
Adjusted exercise price	$0.21	$0.40	$0.05-0.38	$0.05-0.48
Risk free interest rate (2)	0.31%	0.42%	0.21%-0.36%	0.36%-0.83%
Warrant lives in years	3.0	3.0	1.26-3.33	2.30-4.20
Expected volatility (3)	182%	205%	135%-144%	179%-217%
Expected dividend yields (4)	None	None	None	None
Assumed stock offerings per year over next five years (5)	1-2	1-2	1-2	1-2
Probability of stock offering in any year over five years (6)	25%	100%	25%	100%
Range of percentage of existing shares offered (7)	15%-31%	10%-31%	8%-24%	10%-31%
Offering price range (8)	$0.21-$0.45	$0.21-$0.45	$0.15-$0.45	$0.15-$0.50

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2012

(Unaudited)

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 2, 3 or 5 - year Treasury Bill as of the respective Offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in each of the next five years.

(6)	Management has determined that the probability of a stock offering is 25% in each of the next five years.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 8% and 24% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

NOTE 10.  STOCKHOLDERS’ EQUITY

Common Stock Issuable for Services

In September 2012, the Company entered into several stock settlement agreements with certain parties to whom the Company was obligated as of June 30, 2012 (“Receivable Holders”). The Company has entered into settlement agreements with respect to an aggregate of $390,336 of obligations (including $363,336 to officers, directors, and employees), and has issued an aggregate of 5,825,761 shares of the Company’s common stock pursuant thereto. Each settlement agreement that the Company has entered into to date has provided for the Company to issue one share of the Company’s common stock for every $0.067  of obligations released by the Receivable Holder. The stock price on the grant date of these shares was $0.068 therefore a loss on settlement of $5,816 was recorded in relation to these settlement agreements for the six months ended December 31, 2012.

COO resignation

On December 5, 2012, MIZ and the Company terminated its Services Agreement. In connection with the termination of the Services Agreement, all of the Restricted Stock was deemed fully vested and issued to MIZ (of which 1,700,000 shares were previously held in escrow, and 800,000 shares had previously been issued to MIZ). The Company recorded stock-based compensation expense of $183,360 and $165,529 in connection with the Restricted Stock during the six months ended December 31, 2012 and 2011, respectively.

In addition, on November 30, 2012, the Company agreed to issue MIZ 300,000 shares of common stock for services.The stock price on the grant date of these shares was $0.069 therefore the Company recorded $20,700 of stock compensation expense for these shares for the six months ended December 31, 2012.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2012

(Unaudited)

Also, on November 30, 2012, the Company reduced the exercise prices of 333,333 options from $0.38 to $0.13 per share and the exercise  price of 666,667 options were reduced from $0.38 to $0.21 per share. The Company recorded $16,682 of stock compensation expense in connection with the modification of exercise price as the incremental difference between the fair value of the stock options immediately before and after the modification.

Common Stock Sales

July 1, 2012 through December 31, 2012

On August 17, 2012, the Company closed on POSCAN’s second tranche of investment (the “Second Closing”) under the Securities Purchase Agreement between the Company and POSCAN, dated as of August 24, 2011 (the “POSCAN SPA”), selling 62,499,938 units to POSCAN for gross proceeds of $9,999,990, with each unit consisting of one share of common stock and a three-year warrant to purchase one share of common stock for $0.21 per share. Furthermore, the Additional Agreement to Securities Purchase Agreement between the Company and POSCAN, dated as of August 17, 2012 (the “Additional Agreement”), provides that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issues or sells any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing (see Note 9). During the six months ended December 31, 2012, the Company entered into certain agreements and issued shares which may have triggered this provision. The Company is seeking clarification of this provision and, if necessary, a waiver of this provision for the following transactions:

•	During September 2012, the Company entered into settlement agreements providing for the Company to issue one share of the Company’s common stock for every $0.067 of obligations released by the Receivable Holder. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 3,386,161 shares and record stock-based compensation expense estimated at $230,259.
•	On September 28, 2012, the Company entered into a Second Amendment and Waiver Agreement with the holders of the zero-coupon convertible notes (the “Second Waiver Agreement”), under which the conversion price of the zero-coupon bridge notes was modified from $0.12 to $0.095 per share. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 2,905,412 shares and record stock-based compensation expense estimated at $232,433.
•	On November 30, 2012, the Company agreed to issue MIZ 300,000 shares of common stock for services. The stock price on the grant date of these shares was $0.069. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 170,625 shares and record stock-based compensation expense estimated at $11,773.

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

The fair value of the warrants was determined to be $192,540. The Company recorded this amount as offering costs with an offset to additional paid-in capital for the six months ended December 31, 2012.

On January 11, 2011, the Company engaged a consultant to provide advisory services to facilitate equity or debt fund raising for the Company. In connection with the closing of POSCAN’s second tranche of investment on August 17, 2012, the Company paid 5% of the gross proceeds of $9,999,990, or $500,000, which has been recorded as offering costs for the six months ended December 31, 2012. In addition, the Company has agreed to provide the consultant 5% of the gross proceeds in warrants. The number and terms of the warrants have not been determined; accordingly these warrants have not been issued as of December 31, 2012. An accrual for the fair value of the warrants of $162,350 has been included in accrued expenses and as additional offering costs for the six months ended December 31, 2012. The warrants were valued using the Black-Scholes option pricing model with the following assumptions:

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2012

(Unaudited)

August 17, 2012
Market value of stock on measurement date	$0.070
Risk-free interest rate	0.81%
Dividend yield	0%
Volatility factor	216%
Term	5 years

The net proceeds from the closing of POSCAN’s second tranche of funding of $9,499,990 were allocated $4,859,626 to common stock and additional paid-in capital, $4,478,014 to derivative liabilities and $162,350 to accrued expenses for offering costs.

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

Restricted Stock Units

On June 27, 2011, the Company granted its Chief Executive Officer an award of 700,000 restricted stock units under the 2009 Plan which vests in 1/3 increments each January 15th of 2012, 2013 and 2014. The value of the issuable shares was determined based on the $0.22 per share closing price of the common stock on the measurement date, and totaled $154,000. The Company will record stock compensation expense over the 3 year service period. During the six months ended December 31, 2012 and 2011, the Company recorded $26,754 and $73,282 of stock compensation in connection with this agreement.

During December 2011, the Company entered into a one-year employment agreement with its new Vice President of Finance (the “VP of Finance”) which originally was to begin on January 1, 2012 (amended to March 1, 2012). Pursuant to the agreement, the VP of Finance was granted 250,000 restricted stock units under its 2009 Plan which will vest over 3 years. The value of the issuable shares was determined based on the $0.13 closing price of the common stock on the measurement date, and totaled $34,500. The Company will record stock compensation expense for these restricted stock units over the 3 year service period which begins on March 1, 2012, of which the Company recorded expense of $17,250 during the six months ended December 31, 2012.

In May 2012, the Company committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares to members of its Board of Directors. Such restricted stock units shall vest over a period of three years starting from the later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities. However, the Company does not currently have enough shares authorized for issuance under the 2009 Plan  to satisfy all of these obligations. The Company is analyzing the required steps to increase the number of shares under the plan. The Company recorded compensation expense related to these units of $11,040 during the six months ended December 31, 2012.

On December 19, 2012, the Company committed to grant 100,000 restricted stock units to a new member of the Board of Directors.  The restricted stock shall vest over a period of three years beginning on the director’s start date.  The value of the issuable shares was determined based on the $0.05 closing price of the common stock on the measurement date, and totaled $5,000.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2012

(Unaudited)

Stock Option Awards

Summary of stock option activity is presented in the table below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2012	1,450,000	$0.38	6.79	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2012	1,450,000	$0.24	3.53	$-
Exercisable at December 31, 2012	1,200,000	$0.21	3.39	$-

During the six months ended December 31, 2012 and 2011, the Company recognized stock-based compensation expense of $54,313 and $69,571, respectively, related to stock options (of which $48,923 and $60,615 was related party for the six months ended December 31, 2012 and 2011, respectively - See Note 6).  As of December 31, 2012, there was approximately $23,357 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized ratably over a weighted-average period of approximately 2.16 years.

Warrants

Summary information regarding common stock warrants issued and outstanding is as follows:

		Weighted-average
	Exercise of	Exercise
	Warrants	Price
Outstanding at June 30, 2012	89,284,712	0.25
Issued	67,499,938	0.20

Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	3,610,832	n/a
Exercised	-	-
Outstanding at December 31, 2012	160,395,482	0.23

Warrants outstanding as of December 31, 2012

		Outstanding		Exercisable
	Exercise	number	Remaining	number
Issuance Date	price	of warrants	life	of warrants
November 10, 2009 - December 23, 2009	$0.26	7,198,584	1.86 - 1.98 years	7,198,584
November 10, 2009 - December 23, 2009	$0.38	7,269,374	1.86 - 1.98 years	7,269,374
June 9, 2010 - September 13, 2010	$0.26	11,729,615	2.44 – 2.70 years	11,729,615
June 9, 2010 - July 13, 2010	$0.17	646,645	2.44 –2.53 years	646,645
November 8-15, 2010	$0.05	1,400,000	2.85 years	1,400,000
December 9, 2010 - February 23, 2011	$0.15	4,890,418	2.94 - 3.15 years	4,890,418
April 7, 2011 - May 19, 2011	$0.35	5,416,953	3.23 years	5,416,953
April 7, 2011 - May 19, 2011	$0.29	11,960,049	1.38 years	11,960,049
April 7, 2011 - May 19, 2011	$0.22	1,913,606	1.38 years	1,913,606
May 2, 2011	$0.34	1,500,000	3.33 years	1,500,000
May 2, 2011	$0.29	75,000	3.33 years	75,000
June 27, 2011	$0.29	800,000	1.26 years	800,000
September 14, 2011	$0.20	38,095,300	1.70 years	38,095,300
August 17, 2012	$0.20	62,499,938	2.63 years	62,499,938
August 17, 2012	$0.15	5,000,000	1.63 years	5,000,000
		160,395,482		160,395,482

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2012

(Unaudited)

The intrinsic value of warrants outstanding at December 31, 2012 was $12,600.

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

As required by FASB ASC Topic No. 820 - 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using a modified lattice valuation model (See Note 9).

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Derivative liabilities - warrant instruments	$-	$-	$6,062,386	$6,062,386

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

For the quarterly period ended December 31, 2012

(Unaudited)

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Six months ended December 31,
	2012	2011
Beginning balance as of June 30,	$(7,653,928)	$(15,244,754)
Change in fair value	243,205	6,948,644
Additions	(4,478,014)	(3,779,978)
Warrant modification	(171,150)	-
Exercise of warrants	-	561,965
Ending balance as of September 30,	$(12,059,887)	$(11,514,123)
Change in fair value	5,997,501	4,654,915
Exercise of warrants	-	28,497
Ending balance as of December 31,	$(6,062,386)	$(6,830,711)
Change in unrealized gains included in earnings for the three months ended December 31, 2012 and 2011	5,997,501	4,654,915
Change in unrealized gains included in earnings for the six months ended December 31, 2012 and 2011	$6,240,706	$11,603,559

During the six months ended December 31, 2012 and 2011, the Company recorded a realized loss of $ -0- and $537,486, respectively, on the settlement of a portion of the warrant derivative liability due to the exercise of certain warrants, which is included in the change in the fair value of warrant derivative liability in the consolidated income statements.

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

For the quarterly period ended December 31, 2012

(Unaudited)

On September 24, 2012, the Ministry of Mining opened the bids and informed us that the Consortium’s bid was not the winning bid.

On October 1, 2012, the Ministry of Mining informed the Company that the Chilean Government decided to invalidate the CEOL process and the results announced on September 24, 2012, due to an administrative error.

On October 5, 2012, the Company submitted a “Request for Reconsideration” to the Chilean Government, requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium.

On October 17, 2012, the Chilean Government ratified its decision to invalidate the CEOL process and not to accept any of the bids.

On October 22, 2012, we submitted another “Request for Reconsideration” to the Chilean Government. The Chilean Government had 30 days to answer the Company´s request.

On November 19, 2012, the Chilean Government rejected our Request for Reconsideration appeal.

On November 22, 2012, the Chilean Government ratified its decision to invalidate the CEOL process, as well as rescinding the CEOL Basis, which defined the regulations that regulated the CEOL process.

On January 16, 2013, we submitted a letter to the Chilean Comptroller requesting to review the CEOL process. The Company is waiting for an answer.

Pending the outcome of the permitting process, the Company is exploring other strategies that could enable the Company to obtain rights to exploit lithium in Chile, whether from our Maricunga project or otherwise. Additionally, the Company is evaluating the Maricunga project as a potential producer of potash and potassium nitrate. The majority of the past and current technical work performed on the project is applicable to the production of lithium and/or potassium. Potassium exploitation does not require special permits and is exploitable via regular mining concessions, according to the Chilean Mining Code. However, there can be no assurances that the Company will be able to do so in the near future, on favorable terms, or at all.

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

Pursuant to a registration rights agreement for the 2011 Offering, the Company agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the G warrants under the Securities Act of 1933, as amended, and to use its best efforts to cause such registration statement to become effective within 150 days after the filing date, all at the Company’s own expense. Pursuant to the registration rights agreement, in the event the Company does not meet these deadlines, the Company has agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured (up to an aggregate maximum penalty of 10%, or $645,819). The Company was required to file the registration statement by June 21, 2011, however the registration statement was not filed until July 1, 2011, and the Company recorded a monetary penalties accrual of $38,750, which has not yet been paid as of December 31, 2012. The Company was required to cause the registration statement to become effective by November 28, 2011, however the registration statement was not effective until March 19, 2012, and the Company increased the monetary penalties accrual to $518,243, (plus accrued interest of $88,080, included in accrued expenses, which is calculated at 18% per annum for registration rights penalties considered past due), and the penalty has not yet been paid as of December 31, 2012. Although the Company intends to seek a waiver for these monetary penalties, there is no assurance the Company will be successful in obtaining a waiver.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2012

(Unaudited)

Gain Contingency

As of December 31, 2012, the Company did not capitalize any Chilean value-added taxes (“VAT”) amounting to $780,203 arising from various purchases of goods and services in Chile. The Company expensed $10,050 during the six months ended December 31, 2012 due to uncertainty of recoverability and these amounts are included in general and administrative expenses on the consolidated statement of operations. Under Chilean regulation, this VAT is recoverable from future VAT payable.

Operating Leases

Rental expense for office operating leases was $67,459 and $67,972 during the six months ended December 31, 2012 and 2011, respectively. Future minimum rental commitments under long-term non-cancellable facilities operating leases in place as of December 31, 2012 are as follows:

Period ending December 31,	Amount
2013	$99,684
2014	74,484
2015	9,414
Total minimum lease payments	$183,582

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Statement regarding Forward-Looking Information” above and “Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission (“SEC”) (the “Form 10-K”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations is based on the consolidated financial statements as of December 31, 2012, and for the six months ended December 31, 2012 and 2011, which are unaudited. In the opinion of management, such consolidated financial statements include all adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in these financial statements as of December 31, 2012, and for the six months ended December 31, 2012 and 2011.

You should read this discussion and analysis together with such consolidated financial statements and the notes thereto.

General Overview

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

Going Concern

At December 31, 2012, the Company had no source of current revenue, a cash balance on hand of $3,456,678, negative working capital of $9,569 and negative cash flows from operations of $20,370,939 during the period from June 24, 2005 (inception) through December 31, 2012. The Company had negative cash flows from operations of $4,799,838 during the six months as of December 31, 2012. On August 17, 2012, the Company received $9,499,990 in net funding from POSCAN. The Company believes its current cash on hand is sufficient to maintain its basic operations, which do not include future exploration and acquisition activities, for approximately 9 months. The Company has implemented a cost reduction program and is taking the necessary actions to preserve cash.

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

Furthermore, subject to certain exceptions, we must issue additional shares of our common stock to POSCAN in the event that we issue or sell any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing. During September 2012, the Company entered into settlement agreements providing for the Company to issue one share of the Company’s common stock for every $0.067 of obligations released by the Receivable Holder. As a result, this provision was triggered and the Company is seeking a waiver.

Due to the uncertainty regarding the lithium permit in Chile, we are evaluating the Maricunga project as a potential producer of potash or potassium nitrate. Our NI 43-101 of the Canadian Securities Administrators (NI 43-101) shows that potassium resources are available in the Maricunga properties. The majority of the past and current technical work performed on the project is applicable to the production of lithium and/or potassium. Potassium exploitation does not require special permits and it is exploitable via regular mining concessions, according to the Chilean Mining Code.

Initial estimations suggest that a potash project is economically feasible. We are evaluating the next steps that would allow us to maximize shareholder value from the Maricunga properties. However, there can be no assurance that we will be able to do so in the near future or at all. The Company will evaluate any future impairment based on consideration of economic and operational feasibility and a continuing assessment of its rights to exploit minerals under Chilean laws and regulations.

To produce potassium nitrate, the Company will be required to obtain a source of sodium nitrate which could come from either 1) developing a sodium nitrate and iodine project; or 2) buying the sodium nitrate from different producers in the north of Chile.

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

On October 5, 2012, we submitted a “Request for Reconsideration” to the Chilean Government, requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium.

On October 17, 2012, the Chilean Government ratified its decision to invalidate the CEOL process and not to accept any of the bids.

On October 22, 2012, we submitted another “Request for Reconsideration” to the Chilean Government. The Chilean Government had 30 days to answer the Company´s request.

On November 19, 2012, the Chilean Government rejected our Request for Reconsideration appeal.

On November 22, 2012, the Chilean Government ratified its decision to invalidate the CEOL process as well as rescinding the CEOL Basis, which defined the regulations that regulated the CEOL process.

On January 16, 2013, we submitted a letter to the Chilean Comptroller requesting to review the CEOL process. This is deemed to be the last administrative recourse before pursuing legal remedies. The Company is waiting for an answer.

Maricunga Shareholders’ Lawsuit Update

As the majority shareholder, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their share of the properties. The minority shareholders have not paid their contributions to the costs of conservation and exploration, which were agreed upon at the shareholders’ meeting on October 6, 2011. In November 2012, we received a favorable decision from one of the civil courts to auction approximately 8% of the shares once the judgment is executed. Chilean law gives the Company a preference in that auction. The other civil courts have not reached a final decision yet.

Certain minority shareholders have filed counterclaims against us to declare, among other things, the invalidation of such shareholders’ meeting at which required contributions were established that such minority shareholders failed to make. We filed dilatory defenses because we were not served according to law and also filed a complaint against the officer serving the process. This process is on hold because the minority shareholders have not filed a new claim, as requested by the court.

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

Our current strategy principally involves the exploration of the Maricunga property and the acquisition of a source of iodine and nitrate. On the Maricunga project, we initially received $8 million of funding from POSCAN, which was spent to complete our Phase One Exploration and Development Plan. Such plan has been completed, and we have successfully produced a technical report in accordance with National Instrument 43-101 of the Canadian Securities Administrators for Maricunga. Upon achieving the NI 43-101 compliant resource, we satisfied the conditions to receive an additional $10 million of funding from POSCAN. In August 2012, we received the $10 million second tranche funding as committed by POSCAN.

Since then, we have continued our efforts to advance the Maricunga project. However, a key element in advancing the project lies in securing a special permit to exploit lithium in Chile. We participated in an international auction for the award of lithium production quotas and licenses (Special Lithium Operations Contracts, or CEOLs) to obtain this permit but we were not successful.

In the event that we ultimately do not obtain the necessary permits for lithium exploitation for our current Maricunga properties, we will likely pursue a strategy for the production of potassium from those properties. Our Technical Report in accordance with National Instrument 43-101 of the Canadian Securities Administrators (“NI 43-101”) shows that potassium resources are available in the Maricunga properties. As part of our strategic plan, we always had plans to produce a potassium by-product alongside the lithium.The majority of the past and current technical work performed on the project is applicable to the production of lithium and/or potassium. Potassium exploitation does not require special permits and is exploitable via regular mining concessions, according to the Chilean Mining Code.

In the event we develop a potash production operation on the Maricunga properties, we would complete a feasibility study of the economics of the project and would be required to raise approximately $100 million to $130 million to bring the project into production.

Another alternative would be producing potash that in combination with sodium nitrates will mix to produce potassium nitrate (KNO3). Potassium nitrate is a valuable product used in fertilizers. Potassium nitrate is used extensively as a fertilizer. Its advantage over commodity based fertilizers such as potash is that it provides two essential elements (nitrogen and potassium) in a single product. Because it has no sodium chloride content, it does not rot or damage delicate plants such as tobacco or the roots of fruit trees. As it is totally water soluble, naturally-derived potassium nitrate is especially suitable for use in organic farming and in hydroponic (soil free) agriculture. There is an increase in demand for this product, particularly in China, India, and Brazil. Chile is today the largest producer of potassium nitrate.

To produce potassium nitrate, we will also be required to obtain a source of sodium nitrate which could come from either 1) developing a sodium nitrate and iodine project; or 2) buying the sodium nitrate from different producers in the north of Chile. The Atacama Desert in the north of Chile is rich in sodium nitrate. The Company previously had an option on the Alfredo iodine and nitrates project. At the time we decided not to pursue that option because we were focused on pursuing the Maricunga properties as a lithium project. This property as well as a number of other projects in the north of Chile with the similar characteristics that we have evaluated in the past may continue to be available. Also, there are a number of producers of iodine in the north of Chile that have nitrates stockpiled which, as nitrates by themselves, are not economically profitable. There would be opportunities for us to acquire these to complement our potash production.

In parallel to these efforts, we continue to consider various alternatives to continue to pursue our lithium strategy. These include the acquisition and/or joint venture of nearby properties within the same Maricunga Salar that do not require special lithium permits for exploitation.

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

The R3 Agreement also provides that we will be given the exclusive license (the “Exclusive Rights”), subject to final negotiations, to exploit R3’s SPaCeR technology throughout the world for the processing of lithium-containing brine for so long as we are using such systems in the processing of brine at our facilities in South America. Due to the uncertainty regarding the special lithium permit, we have not continued with the final negotiations.

Results of Operations

Three Months Ended December 31, 2012 Compared with Three Months Ended December 31, 2011

Revenues

We had no revenues during the three months ended December 31, 2012 and 2011.

Exploration expenses

During the three months ended December 31, 2012 and 2011, we incurred exploration expenses of $24,668 and $2,984,020, respectively.  The expenses incurred during the three months ended December 31, 2012 relate to our efforts to obtain the environmental permits that will allow us to take the project to a feasibility stage.

General and administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2012 and 2011 consisted of the following:

			Increase
	December 31, 2012	December 31, 2011	(Decrease)
Wages and salaries	$479,668	$199,658	$280,010
Stock-based compensation	179,383	103,638	75,745
Professional fees-legal	202,269	225,108	(22,839)
Professional fees-finance/accounting	77,615	123,465	(45,850)
Professional fees-audit	87,265	54,230	33,035
Board of Directors expense	61,000	-	61,000
Travel expenses	43,433	293,687	(250,254)
Office rent and utilities	40,875	46,171	(5,296)
Professional fees-others	35,267	159,153	(123,886)
Filing fees	14,666	49,230	(34,564)
Communications	23,300	19,719	3,581
Marketing and investor relations	(11,990)	49,461	(61,451)
Insurance	4,632	27,591	(22,959)
Registration rights penalties	-	142,000	(142,000)
Other	27,111	57,057	(29,946)
	$1,264,494	$1,550,168	$(285,674)

We incurred total general and administrative expenses of $1,264,494 for the three months ended December 31, 2012 compared to $1,550,168 for the three months ended December 31, 2011, a $285,674 decrease, which comprised mainly of:

•	Wages and salaries expense increased by $280,010 due to hiring of additional staff after the period ended December 31, 2011, including a full-time CFO and Vice President, redundancy payments and bonus payments;

•	Stock-based compensation increased by $75,745 primarily due to expense associated with the vesting of restricted stock during the period;

•	Professional fees-finance/accounting decreased by $45,850 due to employment of a full-time CFO and a financial controller reducing reliance on external professionals;

•	Professional fees-audit increased by $33,035 which reflects the timing of the audit of the financial statements for the year ended June 30, 2012 compared to the year ended June 30, 2011. In the current year, a greater proportion of audit work was performed in October whereas in the prior year, the majority of the work had been completed in September 2011;

•	Board of Directors expense increased by $61,000 due to the approval of fees to be paid to the Board of Directors in 2012;

•	Travel expenses decreased by $250,254 due to the decrease in investor relations activities and the significantly reduced activity in seeking sources of funding due to the closing of the second tranche of funding with POSCO in August 2012;

•	Professional fees-others decreased by $123,886 primarily due to a reduction in the use of outside professionals and the efforts of the Company to reduce costs;

•	Marketing and investor relations decreased by $61,451, which was primarily due to the decrease in investor relations activities and the efforts of the Company to reduce costs. The negative balance for the three months to December 31, 2012 is a result of the reversal of prior period accruals in excess of actual costs;

•	Registration rights penalties decreased by $142,000 as there were no penalties recorded during the period ended December 31, 2012.

Other income

Other income for the three months ended December 31, 2012, was $5,884,172 compared to other income in the amount of $4,464,242 for the three months ended December 31, 2011.  The increase in other income was primarily due to our recognition of an unrealized gain from the change in fair value of the derivative liability related to our outstanding warranty instruments of $5,997,501 during the three months ended December 31, 2012 compared to $4,654,915 during the three months ended December 31, 2011.

Net interest expense amounted to $68,744 and $164,795 during the three months ended December 31, 2012 and 2011, respectively.  The decrease in interest expense was primarily a result of the decrease in amortization of discount on notes payable, which was approximately $165,000 for the three months ended December 31, 2011, and was approximately $51,000 for the three months ended December 31, 2012.

During the three months ended December 31, 2012 and 2011, we recorded losses on foreign currency transactions of $44,585 and $25,878, respectively, and such activity related to our operations in Peru and Chile.

Six Months Ended December 31, 2012 Compared with Six Months Ended December 31, 2011

Revenues

We had no revenues during the six months ended December 31, 2012 and 2011.

Exploration expenses

During the six months ended December 31, 2012 and 2011, we incurred exploration expenses of $377,609 and $3,452,262, respectively.  The expenses incurred during the six months ended December 31, 2012 relate to our efforts to obtain the environmental permits that will allow us take the project to a feasibility stage.

General and administrative expenses

Our general and administrative expenses for the six months ended December 31, 2012 and 2011 consisted of the following:

			Increase
	December 31, 2012	December 31, 2011	(Decrease)
Wages and salaries	$823,980	$369,544	$454,436
Stock-based compensation	330,099	308,383	21,716
Professional fees-legal	351,377	494,411	(143,034)
Professional fees-finance/accounting	188,615	203,578	(14,963)
Professional fees-audit	134,625	109,432	25,193
Board of Directors expense	122,000	-	122,000
Travel expenses	114,985	498,170	(383,185)
Office rent and utilities	82,784	71,786	10,998
Professional fees-others	75,201	269,768	(194,567)
Filing fees	49,279	51,630	(2,351)
Communications	34,637	35,776	(1,139)
Marketing and investor relations	23,975	105,870	(81,895)
Insurance	5,524	41,453	(35,929)
Registration rights penalties	-	142,000	(142,000)
Other	71,618	98,563	(26,945)
	$2,408,699	$2,800,364	$(391,665)

We incurred total general and administrative expenses of $2,408,699 for the six months ended December 31, 2012 compared to $2,800,364 for the six months ended December 31, 2011, a $391,665 decrease, which comprised mainly of:

•	Wages and salaries expense increased by $454,436 due to hiring of additional staff after the period ended December 31, 2011, including a full-time CFO and Vice President, redundancy payments and bonus payments;

•	Stock-based compensation increased by $21,716 primarily due to expense associated with the vesting of restricted stock during the period;

•	Professional fees-legal decreased by $143,034 primarily due to $135,000 of fees recorded for the period ended December 31, 2011 related to the POSCO capital raise dated August 24, 2011;

•	Board of Directors expense increased by $122,000 due to the approval of fees to be paid to the Board of Directors in 2012;

•	Travel expenses decreased by $383,185 due to the decrease in investor relations activities and the significantly reduced activity in seeking sources of funding due to the closing of the second tranche of funding with POSCO in August 2012;

•	Professional fees-others decreased by $194,567 primarily due to a reduction in the use of outside professionals and the efforts of the Company to reduce costs;

•	Marketing and investor relations decreased by $81,895, which was primarily due to the decrease in investor relations activities and the efforts of the Company to reduce costs;

•	Registration rights penalties decreased by $142,000 as there were no penalties recorded during the period ended December 31, 2012.

Loss on settlement

The Company recorded a loss on settlement of $5,816 as a result of settlement agreements with respect to an aggregate of $390,336 of obligations, under which the Company issued an aggregate of 5,825,761 shares of the Company’s common stock, valued at $396,152.

Other income

Other income for the six months ended December 31, 2012, was $5,811,211 compared to $10,022,660 for the six months ended December 31, 2011.  The decrease in other income was primarily due to the change in loss on debt extinguishment, recognition of change in fair value of warrant derivative liabilities, warrant modification expense, and the change in interest expense.

We recognized a loss on debt extinguishment of $37,235 compared with a loss on debt extinguishment of $841,752 for the six months ended December 31, 2012 and 2011, respectively. The differences related to the difference in the terms of existing debt compared to debt under the modified terms of the debt agreements.

We recognized an unrealized gain from the change in the fair value of the derivative liability related to our outstanding warrant instruments of $6,240,706 during the six months ended December 31, 2012 compared to $11,603,559 during the six months ended December 31, 2011.  The change in fair value of our derivative warrant liability has no impact on our cash flows from operations.

We recognized warrant modification expense in conjunction with the closing of POSCAN’s second tranche of investment on August 17, 2012, when the Company adjusted the exercise price of the warrants previously issued to POSCAN from $0.40 to $0.21 per share. The incremental value of the warrants before and after the modification was $171,150 and was reported as current period expense.

Net interest expense amounted to $241,259 and $698,284 during the six months ended December 31, 2012 and 2011, respectively. The decrease in interest expense was primarily a result of the decrease in amortization of discount on notes payable and deferred financing costs, which was approximately $660,032 during the six months ended December 31, 2011 and $52,260 during the six months ended December 31, 2012, partially offset by the increase in interest for the six months ended December 31, 2012 due to interest on registration rights penalties of $46,642, interest on notes payable entered into during 2012 of $55,858, and interest on late payment of supplier invoices totaling $37,601.

During the six months ended December 31, 2012 and 2011, we recorded gains on foreign currency transactions of $20,149 and losses on foreign currency transactions of $40,863, respectively, and such activity related to our operations in Peru and Chile.

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

As of December 31, 2012, the Company had a cash balance on hand of $3,456,678, which is sufficient to maintain its basic operations, which do not include future exploration and acquisition activities, for approximately 9 months. We have implemented a cost reduction program and we are taking the necessary actions to preserve cash.We are in progress of evaluating the total costs and activities that a potassium project requires.The Company has no source of revenue; however management will actively seek additional funding in the form of equity and/or debt from potential investors.

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

Item 4. Controls and Procedures

Disclosure of controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As the majority shareholder, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their share of the properties. The minority shareholders have not paid their contributions to the costs of conservation and exploration, which were agreed upon at the shareholders’ meeting on October 6, 2011. In November 2012, we received a favorable decision from one of the civil courts to auction approximately 8% of the shares once the judgment is executed. Chilean law gives the Company a preference in that auction. The other civil courts have not reached a final decision yet.

Certain minority shareholders have filed counterclaims against us to declare, among other things, the invalidation of such shareholders’ meeting at which required contributions were established that such minority shareholders failed to make. We filed dilatory defenses because we were not served according to law and also filed a complaint against the officer serving the process.This process is on hold because the minority shareholders have not filed a new claim, as requested by the court. Our future plans are not dependent on the outcome of this matter with respect to the development of the Maricunga project.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended June 30, 2012, despite the fact Li3 Energy, Inc. is outside the “Mine Act” jurisdiction, the company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2013	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Luis F. Saenz
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Luis Santillana
Luis Santillana
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

