Form 10-Q
period 2013-03-31
Li3 Energy, Inc.
filed 2013-05-09
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Yes☐ No ☒

As of May 9, 2013 there were 395,497,453 shares of the registrant’s common stock outstanding.

LI3 ENERGY, INC.

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	June 30, 2012
Assets
Current assets:
Cash	$2,349,834	$27,689
Prepaid expenses and advances	99,931	8,841
Total current assets	2,449,765	36,530
Mineral rights	63,741,000	63,741,000
Property and equipment, net	137,551	175,220
Other assets	11,183	10,650
Total non-current assets	63,889,734	63,926,870
Total assets	$66,339,499	$63,963,400

Liabilities and Equity
Current liabilities:
Accounts payable	$246,104	$2,331,722
Accounts payable - related parties	6,329	104,326
Accrued expenses	555,102	994,827
Accrued registration rights penalties	518,243	518,243
Common stock payable	489,631	-
Zero-coupon convertible debt, net of discount of $100,629 and $-0-, respectively	1,779,371	1,783,181
Notes payable	50,000	1,200,000
Convertible notes payable	45,000	45,000
Total current liabilities	3,689,780	6,977,299
Derivative liabilities - warrant instruments	5,849,223	7,653,928
Total liabilities	9,539,003	14,631,227

Commitments and contingencies
Common stock subject to rescission	3,041	-

Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 394,041,586 and 323,782,553 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	394,042	323,783
Additional paid-in capital	69,253,081	63,578,079
Other comprehensive income	-	83,563
Deficit accumulated during exploration stage	(35,782,363)	(37,773,845)
Total stockholders' equity of Li3 Energy, Inc.	33,864,760	26,211,580
Non-controlling interests	22,932,695	23,120,593
Total equity	56,797,455	49,332,173
Total liabilities and equity	$66,339,499	$63,963,400

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

					June 24, 2005
					(inception)
	Three Months Ended March 31,		Nine Months Ended March 31,		through March 31,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$2,278
Cost of goods sold	-	-	-	-	(1,182)
Gross profit	-	-	-	-	1,096
Operating expenses:
Exploration expenses	(79,336)	(2,156,317)	(456,945)	(5,608,579)	(9,546,332)
Mineral rights impairment expense	-	-	-	-	(9,138,785)
Loss on settlements, net	-	-	(5,816)	-	(1,503,316)
General and administrative expenses	(1,291,630)	(2,188,072)	(3,700,329)	(4,988,436)	(19,097,121)
Total operating expenses	(1,370,966)	(4,344,389)	(4,163,090)	(10,597,015)	(39,285,554)
Other income (expense):
Loss on debt extinguishment	-	-	(37,235)	(841,752)	(878,987)
Change in fair value of derivative liability - warrant instruments	213,163	(3,765,995)	6,453,869	7,837,564	4,894,517
Warrant modification expense	-	-	(171,150)	-	(1,239,470)
Gain (loss) on foreign currency transactions	(426)	74,258	19,723	33,395	30,088
Interest expense	(57,274)	(182,048)	(298,533)	(880,332)	(1,867,358)
Total other income (expense)	155,463	(3,873,785)	5,966,674	6,148,875	938,790
Net income (loss)	$(1,215,503)	$(8,218,174)	$1,803,584	$(4,448,140)	$(38,345,668)
Net loss attributable to non-controlling interests	31,734	773,206	187,898	2,043,413	2,563,305
Net income (loss) attributable to Li3 Energy, Inc.	$(1,183,769)	$(7,444,968)	$1,991,482	$(2,404,727)	$(35,782,363)
Earnings (loss) per common share - basic	$(0.00)	$(0.02)	$0.01	$(0.01)
Earnings (loss) per common share - diluted	$(0.00)	$(0.02)	$0.01	$(0.01)
Weighted average number of common shares outstanding
Basic	394,002,697	322,583,762	380,373,535	310,810,095
Diluted	394,002,697	322,583,762	395,841,166	310,810,095
Comprehensive income (loss)
Net income (loss)	$(1,215,503)	$(8,218,174)	$1,803,584	$(4,448,140)	$(38,345,668)
Foreign currency translation adjustments	-	-	(83,563)	-	-
Total comprehensive income (loss)	$(1,215,503)	$(8,218,174)	1,720,021	$(4,448,140)	$(38,345,668)
Comprehensive loss attributable to non-controlling interests	31,734	773,206	187,898	2,043,413	2,563,305
Comprehensive income (loss) attributable to Li3 Energy, Inc. shareholders	$(1,183,769)	$(7,444,968)	$1,907,919	$(2,404,727)	$(35,782,363)

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Changes in Equity (Deficit)

From June 24, 2005 (Inception) through March 31, 2013

 (Unaudited)

					Deficit
					Accumulated
			Additional	Other	During the	Non-	Total
	Common Stock		Paid-in	Comprehensive	Exploration	Controlling	Equity
	Shares	Par Value	Capital	Loss	Stage	Interest	(Deficit)

Balance at June 24, 2005 (inception)	-	$-	$-	$-	$-	$-	$-

Stock issued for cash, June 2005	71,052,672	71,052	(63,552)	-	-	-	7,500

Net loss	-	-	-	-	-	-	-

Balance, June 30, 2005	71,052,672	71,052	(63,552)	-	-	-	7,500

Stock issued for cash, March 2006	47,368,454	47,368	2,632	-	-	-	50,000

Net loss	-	-	-	-	(14,068)	-	(14,068)

Balance, June 30, 2006	118,421,126	118,420	(60,920)	-	(14,068)	-	43,432

Net loss	-	-	-	-	(16,081)	-	(16,081)

Balance, June 30, 2007	118,421,126	118,420	(60,920)	-	(30,149)	-	27,351

Stock issued for cash, February 2008	2,631,595	2,632	47,368	-	-	-	50,000

Net loss	-	-	-	-	(95,656)	-	(95,656)

Balance, June 30, 2008	121,052,721	121,052	(13,552)	-	(125,805)	-	(18,305)

Net loss	-	-	-	-	(67,905)	-	(67,905)

Balance, June 30, 2009	121,052,721	121,052	(13,552)	-	(193,710)	-	(86,210)

Cancellation of shares in connection with merger	(71,052,626)	(71,052)	71,052	-	-	-	-

Stock issued for cash	18,000,000	18,000	2,265,139	-	-	-	2,283,139

Stock based compensation	2,625,0002	2,625	1,137,322	-	-	-	1,139,947

Stock issued for property acquisition	4,000,000	4,000	3,636,000	-	-	-	3,640,000

Net loss	-	-	-	-	(16,048,682)	-	(16,048,682)

Balance, June 30, 2010	74,625,095	74,625	7,095,961	-	(16,242,392)	-	(9,071,806)

Stock issued for cash	55,685,324	55,686	6,025,862	-	-	-	6,081,548

Stock-based compensation	5,603,501	5,603	2,469,927	-	-	-	2,475,530

Stock issued to settle liabilities	6.500.000	6.500	2.106.000	-	-	-	2.112.500

Equity impact of derivative liability warrants and debt	-	-	4,972,546	-	-	-	4,972,546

Stock issued for property acquisitions	137,500,000	137,500	35,637,500	-	-	-	35,775,000

Consolidation of Maricunga, non-controlling interest	-	-	-	-	-	25,496,000	25,496,000

Net loss	-	-	-	-	(19,219,382)	-	(19,219,382)

Balance, June 30, 2011	279,913,920	279,914	58,307,796	-	(35,461,774)	25,496,000	48,621,936

Stock issued for cash:
Stock and warrants offered to POSCO, less offering costs of $685,944	38,095,300	38,095	3,495,996	-	-	-	3,534,091
Exercise of $0.05 per share D Warrants for cash	4,200,000	4,200	205,800	-	-	-	210,000

Equity impact of derivative liability warrants and debt:
Fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	590,462	-	-	-	590,462
Beneficial conversion of convertible debt waiver agreement	-	-	330,019	-	-	-	330,019

Stock-based compensation:
Amortization of stock-based compensation	-	-	514,380	-	-	-	514,380
Stock issued to MIZ, a related party, pursuant to vesting of restricted stock units	300,000	300	(300)	-	-	-	-
Stock issued for services	1,273,333	1,274	133,926	-	-	-	135,200

Foreign currency translation adjustments	-	-	-	83,563	-	-	83,563

Net loss	-	-	-	-	(2,312,071)	(2,375,407)	(4,687,478)

Balance, June 30, 2012	323,782,553	323,783	63,578,079	83,563	(37,773,845)	23,120,593	49,332,173

Stock issued for cash:
Stock and warrants issued to POSCAN, less offering costs totaling $500,000	62,499,938	62,500	4,959,476	-	-	-	5,021,976

Stock-based compensation:
Amortization of stock-based compensation	-	-	311,427	-	-	-	311,427
Modification of stock options and stock issued for services	2,336,319	2,336	43,814	-	-	-	46,150

Stock issued to settle liabilities:
Stock issued to settle accrued director's fees and salaries and bonus	5,422,776	5,423	363,326	-	-	-	368,749

Common stock subject to rescission	-	-	(3,041)	-	-	-	(3,041)

Foreign currency translation adjustments	-	-	-	(83,563)	-	-	(83,563)

Net income (loss)	-	-	-	-	1,991,482	(187,898)	1,803,584

Balance, March 31, 2013	394,041,586	$394,042	$69,253,081	$-	$(35,782,363)	$22,932,695	$56,797,455

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flow

(Unaudited)

			June 24, 2005
	Nine Months	Nine Months	(Inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013
Cash flows from operating activities
Net income (loss)	$1,803,584	$(4,448,140)	$(38,345,668)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	31,113	15,579	102,173
Loss on write off of fixed assets	6,556	-	6,556
Mineral rights impairment expense	-	-	9,138,785
Loss on settlements, net	5,816	-	1,503,316
Stock-based compensation	867,908	497,437	5,325,955
Loss on debt extinguishment	37,235	841,752	878,987
Change in fair value of derivative liabilities - warrants	(6,453,869)	(7,837,564)	(4,894,517)
Warrant modification expense	171,150	-	1,239,470
Zero coupon interest accretion and amortization of debt
discount on convertible notes	102.297	827,226	1,470,120
Amortization of deferred financing costs	-	36,875	66,375
Gain on foreign currency transactions	(19,723)	(33,395)	(30,088)
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses and advances	(91,088)	34,000	(99,602)
Increase in other assets	(533)	(10,873)	(11,183)
Increase (decrease) in accounts payable	(2,071,726)	1,202,814	268,712
Increase (decrease) in accounts payable - related parties	(97,913)	(52,227)	6,827
Increase (decrease) in accrued expenses	(197,489)	682,819	1,377,756
Increase in accrued registration rights penalties	-	-	518,243
Net cash used in operating activities	(5,906,682)	(8,243,697)	(21,477,783)

Cash flows from investing activities
Acquisition of mineral rights	-	-	(7,968,785)
Deposit on mineral properties	-	(250,000)	-
Acquisition of equipment	-	(214,097)	(236,280)
Payments for leasehold improvements	-	-	(10,000)
Net cash used in investing activities	-	(464,097)	(8,215,065)

Cash flows from financing activities
Proceeds from zero coupon convertible debt offering	-	-	1,500,000
Payment of deferred financing costs	-	-	(75,000)
Payment of arranger fee for convertible debt	(37,600)	(30,000)	(67,600)
Proceeds from notes payable	-	300,000	1,245,000
Payments on notes payable	(1,150,000)	-	(1,150,000)
Proceeds from issuance of common stock, net	9,499,990	7,314,069	28,946,707
Proceeds from exercise of warrants	-	210,000	1,643,575
Net cash provided by financing activities	8,312,390	7,794,069	32,042,682

Effect of exchange rate changes on cash	(83,563)	-	-

Net increase (decrease) in cash	2,322,145	(913,725)	2,349,834

Cash at beginning of the period	27,689	952,401	-

Cash at end of the period	$2,349,834	$38,676	$2,349,834

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$280,953	$-	$286,745
Non-cash financing transactions:
Fair value of derivative warrant instruments issued in private offerings	$4,478,014	$3,779,978	$13,352,518
Reclassification of warrant liabilities to additional paid-in capital for warrant exercises	$-	$590,462	$5,195,008
Warrants issued for services	$-	$-	$157,010
Warrants issued for offering costs	$162,350	$-	$220,100
Debt discount due to beneficial conversion feature	$-	$330,019	$698,019
Debt discount due to warrant derivative liabilities issued with convertible debt	$-	$-	$1,132,000
Settlement of accrued interest through modification of debt	$105,742	$-	$105,742
Settlement of accrued liabilities through issuance of stock	$368,749	$-	$368,749
Issuance of common stock for acquisition of mineral rights	$-	$-	$39,415,000
Consolidation of non-controlling interest of the Maricunga Companies	$-	$-	$25,496,000
Common stock cancelled	$-	$-	$71,052
Common stock subject to rescission	$3,041	$-	$3,041

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended March 31, 2013

(Unaudited)

NOTE 1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

Li3 Energy, Inc. (“Li3 Energy” or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2005. In 2009, the Company established its business focus and strategy toward identifying and pursuing business opportunities in lithium and industrial minerals mining in North and South America, but has more recently focused solely on South America.

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

d. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2013 and June 30, 2012, respectively. The Company has not experienced any losses on its deposits of cash and cash equivalents.

 e. Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value. During the nine months ended March 31, 2013 and 2012, no impairment charges were recorded by the Company.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any uncertain income tax positions or accrued interest or penalties included in our consolidated balance sheets at March 31, 2013 or June 30, 2012, and did not recognize any interest and/or penalties in its consolidated statements of operations during the nine months ended March 31, 2013 or 2012.

i. Non-Controlling Interests

The Company is required to report its non-controlling interests as a separate component of stockholders’ equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to the stockholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis. During the nine months ended March 31, 2013 and 2012, the Company recorded a net loss allocable to non-controlling interests of $187,898 and $2,043,413, respectively.

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

k. Subsequent Events

The Company evaluated all material subsequent events from March 31, 2013 through the date of the issuance of these consolidated financial statements for disclosure consideration.

l. Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

m. Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

NOTE 3.   GOING CONCERN

As of March 31, 2013, the Company had no source of current revenue, a cash balance on hand of $2,349,834, negative working capital of $1,240,015 and cumulative negative cash flows from operations of $21,477,783 during the period from June 24, 2005 (inception) through March 31, 2013. The Company had negative cash flows from operations of $5,906,682 during the nine months ended March 31, 2013. On August 17, 2012, the Company received $9,499,990 in net funding from POSCO Canada Ltd. (“POSCAN”). On April 16, 2013, the Company made a $2,000,000 initial cash payment to acquire additional property in the Maricunga Salar. After such payment, the Company´s cash balance was approximately $100,000.

The Company does not believe its cash on hand is sufficient to maintain its basic operations, which do not include future exploration and acquisition activities, for 12 months. The Company requires immediate cash flow for which it is seeking interim funding.

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

The Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of its exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable. Further, the development and exploitation of the properties in which the Company has mineral interests requires permits, our efforts to obtain which are at various stages. Lithium resources in our principal project, Maricunga, are designated as a national resource and cannot be mined and sold unless the government of Chile issues a special permit, which may not occur or could require payments in excess of the Company’s available funds, or could be subject to competitive bidding. In September 2012, the Company was an unsuccessful bidder for a lithium mining permit in Chile. In November 2012, the Chilean Government invalidated the auction process and the lithium mining permit was not awarded. The Company cannot predict if and when it might be able to obtain a permit for lithium exploitation. The Company has alternative mineral exploitation opportunities for its Maricunga properties and is currently pursuing a business plan to exploit minerals that do not require special mining permits including the acquisition of an additional property located in the Maricunga Salar which does not require a special permit for the production of lithium.

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

NOTE 4.  MINERAL RIGHTS

Mineral rights as of March 31, 2013 and June 30, 2012 consist of the Maricunga property.

The Maricunga property consists solely of undeveloped mineral rights. On May 20, 2011, the Company acquired 60% of the Maricunga Companies, which in the aggregate, held the mineral rights to the Maricunga property for a purchase price of $6,370,000 in cash and 127,500,000 restricted shares of common stock which had a fair value of $31,875,000. The Company also recorded an additional $25,496,000 to reflect the non-controlling interest for the 40% of the Maricunga Companies that were not acquired.

Matters Related to Non-controlling Interests

The Company agreed to register under the Securities Act one-half of the 127,500,000 Maricunga Purchase Price Shares on a “best efforts” basis by January 31, 2012 and the remainder by October 31, 2012.

On December 27, 2012 the Company filed a registration statement with the SEC requesting to register a total of 127,500,000 shares. On January 24, 2013, such registration statement was declared effective by the SEC. The total of 127,500,000 shares are registered.

The Company has incurred exploration expenses with respect to the Maricunga property of $6,408,263 to date. Future development expenditures are forecasted to be at least $100 - $200 million. The minority shareholders have not made payments to the Company for their respective shares of the exploration expenses incurred to date. As a result, all the expenses incurred by the Maricunga Companies during the nine months ended March 31, 2013 were funded by the Company. The Company recorded 40% of the expenses incurred by the Maricunga Companies to the non-controlling interest, or $187,898 and $2,043,413 respectively for the nine months ended March 31, 2013 and 2012. The total exploration expenses recorded to non-controlling interest since May 2011 is $2,563,305.

As the majority shareholder, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their share of the properties. The minority shareholders have not paid their required contributions to the costs of conservation and exploration, which were agreed upon at the shareholders’ meeting on October 6, 2011. In December 2012, we received a favorable decision from one of the civil courts to auction approximately 4% of the shares once the judgment is executed. This is being opposed by the shareholders, and we are awaiting the court’s decision after which the second court of Copiapo should set a date and time for the auction. Evidence is currently being presented in the lawsuits in the other civil courts, after which a final decision should be issued.

Certain minority shareholders have filed counter claims against us, in two civil courts of Santiago, to declare, among other things, the invalidation of such shareholders’ meeting at which required contributions were established that such minority shareholders failed to make. In one of the courts, the process is on hold because the minority shareholders have not filed a new claim, as requested by the court. In the other court, we have filed our defense claiming that the lawsuits should be dismissed on the basis that the decision made in the shareholders´meeting on October 6, 2011 was made in accordance with Chilean law, and that the amounts are necessary for the conservation and exploration of the mining property. This lawsuit is still in the discovery stage.

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

In September 2012, the Company formed a consortium consisting of the Company, POSCO, Daewoo International Corp. and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction. As required under the rules established by the Ministry of Mining, the Consortium submitted its bid for the CEOLs, and in September, 2012, the Company was informed that the Consortium’s bid was not the winning bid.

The Chilean government has since decided to invalidate the CEOL process due to an administrative error, as well as rescinding the CEOL Basis, which defined the regulations of the CEOL process. The Company submitted two appeals to the Chilean government requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. The appeals have been rejected by the Chilean government.

On January 16, 2013, we submitted a letter to the Chilean Comptroller requesting to review the CEOL process. The Company is waiting for an answer.

Currently, the Company does not have a permit to exploit lithium from the Maricunga properties. Accordingly, the Company evaluated the recoverability of the investment in the Maricunga properties in accordance with ASC 360, Property Plant and Equipment assuming it is not able to exploit its lithium resources. The Company can exploit alternative minerals, like potassium, on its Maricunga properties that do not require special permits and are exploitable via regular mining concessions according to the Chilean Mining Code. Based on that assumption, the Company determined that the total estimated future cash flows on an undiscounted basis of the Maricunga properties exceeds its carrying value and, accordingly, no impairment loss was required.

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

In March 2013, the Company obtained approval of the Environmental Impact Declaration for its Maricunga project from the Chilean Environmental Authority. The Company is currently in discussions with consultants regarding the next steps to be taken in order to allow on-site work to continue in October 2013, after the winter season.

The Company will evaluate any future impairment based on consideration of economic and operational feasibility and a continuing assessment of its rights to exploit minerals under Chilean laws and regulations.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2013	June 30, 2012
Leasehold improvement and office equipment	$56,675	$73,761
Field equipment	168,277	168,277
Less: Accumulated depreciation	(87,401)	(66,818)
Net property and equipment	$137,551	$175,220

Depreciation expense for the nine months ended March 31, 2013 and 2012 was $31,113, and $15,579, respectively.

NOTE 6.   RELATED PARTY TRANSACTIONS

POSCAN

On September 14, 2011 and August 17, 2012, POSCAN, a greater than 5% shareholder and a wholly owned subsidiary of POSCO (a Korean company), purchased a combined 100,595,238 shares of the Company’s common stock. See Note 10.

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

On December 5, 2012, MIZ and the Company terminated its Services Agreement. In connection with the termination of the Services Agreement, all of the Restricted Stock was deemed fully vested and issued to MIZ (of which 1,700,000 shares were previously held in escrow, and 800,000 shares had previously been issued to MIZ). The Company recorded stock based compensation expense of $183,360 and $208,071 in connection with the Restricted Stock during the nine months ended March 31, 2013 and 2012, respectively.

On November 30, 2012, the Company reduced the exercise prices of 333,333 options from $0.38 to $0.13 per share and the exercise price of 666,667 options were reduced from $0.38 to $0.21 per share. On February 15, 2013, the Company further modified the exercise price of the total 1,000,000 stock options granted to MIZ to $0.16 per share. The Company recorded $18,747 of stock compensation expense in connection with the modifications of exercise price as the incremental difference between the fair value of the stock options immediately before and after each modification, consisting of $16,682 in relation to the November modification and $2,065 in relation to the February modification.

In February 2013, the Company entered into a stock settlement agreement with MIZ with respect to $20,700 of obligations that were outstanding at December 31, 2012, and agreed to issue 306,667 shares of the Company´s common stock for $20,547 pursuant thereto, with the balance of $153 to be settled in cash. An accrual of $20,547 has been recorded in stock compensation expense during the nine months ended March 31, 2013 in connection with this agreement. These shares have not been issued as of March 31, 2013, and are reflected as common stock payable on the accompanying balance sheet at March 31, 2013.

The Company incurred $67,670 (including $18,747 of stock option modification expense) and $84,456 of stock-based compensation during the nine months ended March 31, 2013 and 2012, respectively, related to stock options granted to MIZ. See Note 10. As of March 31, 2013, all of the stock options granted to MIZ are fully vested and exercisable.

On December 5, 2012, the Company entered into a Consulting Services Agreement with MIZ in which Mr. Currin is to provide consulting services to the Company. Pursuant to the agreement, the Company pays MIZ $5,000 per month for up to four days of work with additional fees of $2,000 per day to be paid for additional days worked. The agreement will terminate on December 5, 2013 or in the event either party causes a material breach of the agreement.

MIZ was paid $188,750 and $266,667 for cash compensation during the nine months ended March 31, 2013 and March 31, 2012. MIZ was owed $0 and $20,234 as of March 31, 2013 and June 30, 2012, respectively, for cash compensation. MIZ was owed $20,547 for common stock payable at March 31, 2013.

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

R&M Global Advisors was paid $85,359 for the nine months ended March 31, 2013, of which $81,300 was included in accounts payable as of June 30, 2012, and $118,159 in cash for compensation during the nine months ended March 31, 2012. No amounts were due to R&M Global Advisors as of March 31, 2013.

NOTE 7. NOTES PAYABLE

On March 23, 2012, the Company entered into a $300,000 unsecured promissory note with a third party. On September 28, 2012, this note was amended and the maturity date was extended to November 2, 2012. On November 5, 2012, the Company paid 15%, (or $45,000), of the outstanding principal balance along with accrued interest totaling $49,925 and the note was amended with the maturity date extended to December 5, 2012. The promissory note bore interest at 15% per annum and a penalty rate of 2% per annum. During December 2012, the note and related accrued interest were paid in full.

On April 2, 2012, the Company entered into a $100,000 unsecured promissory note with a third party. The promissory note bore interest at 15% per annum and a penalty rate of 2% per annum, and was originally due on April 30, 2012, at which time its maturity date was extended to May 31, 2012. During September 2012, the note and related accrued interest were paid in full.

On April 20, 2012, the Company entered into a $250,000 unsecured promissory note payable with a third party. A portion of this note amounting to $120,000 was paid in September 2012. On September 28, 2012, the note for the remaining amount due was amended and the maturity date was extended to November 2, 2012. On November 5, 2012, the Company paid 15%, (or $19,500), of the outstanding principal balance along with accrued interest totaling $21,634 and the note was amended with the maturity date extended to December 5, 2012. The promissory note bore interest at 15% per annum and a penalty rate of 2% per annum. During December 2012, the note and related accrued interest were paid in full.

On June 8, 2012, the Company entered into a $500,000 unsecured promissory note payable with a third party. The promissory note bore interest at 25% per annum after the maturity date, and was due on June 22, 2012. During August 2012, the note and related accrued interest were paid in full.

On June 5, 2008, the Company issued a $50,000 unsecured promissory note to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such note allow for prepayment of the principal and accrued interest at any time without penalty. The interest rate is 8% per annum and the maturity date was June 5, 2010. The total interest accrued as of March 31, 2013 and June 30, 2012 was $19,290 and $16,298, respectively. This note is in default as of March 31, 2013 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

On April 30, 2009, the Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) to Milestone, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due November 8, 2010.  The Convertible Note provides that the principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date.  The Company and Milestone have not yet negotiated such conversion terms.  The total interest accrued on the Convertible Note at March 31, 2013 and June 30, 2012 was $14,454 and $11,678, respectively. The Convertible Note is in default as of March 31, 2013 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

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

In connection with the Second Waiver Agreement, the convertible debentures were analyzed for a beneficial conversion feature after the debt modification at which time it was concluded that no beneficial conversion feature existed. See detail summary below for carrying value of debt as of March 31, 2013.

Post-Modification Debt:
Estimated fair value of debt after modification	$1,880,000
Less: Original issue discount	(202,926)
Carrying value at September 28, 2012 (date of modification)	1,677,074
Amortization of debt discount	102,297
Carrying value at March 31, 2013	$1,779,371

Second Amendment and Waiver Agreement

The Company applied ASC 470-50-40/55 “Debtor’s Accounting for a Modification or Exchange of Debt Instrument” and concluded that the Second Amendment and Waiver Agreement dated September 28, 2012 constituted a debt extinguishment rather than debt modification because the change in the fair value of the embedded conversion features immediately before and after the modification exceeded 10% of the original loan balance. As a result, the Company recorded a loss on debt extinguishment of $37,235 during the nine months ended March 31, 2013, as summarized below:

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

Activity for derivative warrant instruments during the nine months ended March 31, 2013 was as follows:

		Initial valuation
		of derivative		Increase
		liabilities upon		(decrease) in
	Balance at	issuance of new		fair value of	Exercise	Balance at
	June 30,	warrants during	Modification	derivative	of	March 31,
	2012	the period	expense	liabilities	warrants	2013
2009 Unit Offering warrants	$872,212	$-	$-	$(283,868)	$-	$588,344
First 2010 Unit Offering warrants	1,640,644	-	-	(1,109,454)	-	531,190
Second 2010 Unit Offering warrants	237,426	-	-	(144,920)	-	92,506
Third 2010 Unit Offering warrants	512,341	-	-	(312,306)	-	200,035
Incentive warrants	579,760	-	-	(364,660)	-	215,100
2011 Unit Offering warrants	1,495,038	-	-	(1,170,908)	-	324,130
Lender warrants	274,386	-	-	(194,373)	-	80,013
Warrants for advisory services and Arranger warrants	83,210	-	-	(64,536)	-	18,674
POSCAN warrants	1,958,911	4,478,014	171,150	(2,808,844)	-	3,799,231
	$7,653,928	$4,478,014	$171,150	$(6,453,869)	$-	$5,849,223

Warrant Modification Expense

On August 17, 2012, the Company measured the modified warrants using a modified lattice valuation model. Below is the summary of the valuation:

Fair value of warrant on August 17, 2012 with exercise price $0.40 and stock price $0.069	$1,091,513
Fair value of warrant on August 18, 2012 with exercise price $0.21 and stock price $0.067	1,262,663
Modification expense	$171,150

Activity for derivative warrant instruments during the nine months ended March 31, 2012 was as follows:

		Initial valuation
		of derivative	Increase
		liabilities upon	(decrease) in
	Balance at	issuance of new	fair value of		Balance at
	June 30,	warrants during	derivative	Exercise of	March 31,
	2011	the period	liabilities	Warrants	2012
2009 Unit Offering warrants	$3,854,119	$-	$(1,886,141)	$-	$1,967,978
First 2010 Unit Offering warrants	2,911,244	-	(1,232,660)	-	1,678,584
Second 2010 Unit Offering warrants	1,800,265	-	(1,010,243)	(590,462)	199,560
Third 2010 Unit Offering warrants	1,156,744	-	(668,389)	-	488,355
Incentive warrants	1,072,441	-	(514,774)	-	557,667
2011 Unit Offering warrants	3,736,897	-	(1,914,928)	-	1,821,969
Lender warrants	523,234	-	(303,049)	-	220,185
Warrants for advisory services and Arranger warrants	189,810	-	(110,213)	-	79,597
POSCAN warrants	-	3,779,978	(197,167)	-	3,582,811
	$15,244,754	$3,779,978	$(7,837,564)	$(590,462)	$10,596,706

During the nine months ended March 31, 2012, 4,200,000 warrants were exercised for aggregate proceeds of $210,000. The Company reduced the derivative liability by $590,462 based on the fair value of the warrants on the date of exercise and increased additional paid-in capital by the same amount.

The following is a summary of the assumptions used in the modified lattice valuation model as of the initial valuations of the derivative warrant instruments issued during the nine months ended March 31, 2013 and 2012, respectively, and as of March 31, 2013 and 2012, respectively:

	Initial	Initial
	Valuations -	Valuations -	Valuation as of	Valuation as of
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
Common stock issuable upon exercise of warrants	62,499,938	38,095,300	155,395,482	89,484,712
Market value of common stock on measurement date (1)	$0.07	$0.145	$0.058	$0.100
Adjusted exercise price	$0.21	$0.40	$0.05-$0.38	$0.05-$0.48
Risk free interest rate (2)	0.31%	0.42%	0.14%-0.36%	0.36%-0.83%
Warrant lives in years	3.0	3.0	1.02-3.09	2.1-4.0
Expected volatility (3)	182%	205%	139%-152%	202%-230%
Expected dividend yields (4)	None	None	None	None
Assumed stock offerings per year over next five years (5)	1-2	1-2	1-2	1-2
Probability of stock offering in any year over five years (6)	100%	100%	100%	100%
Range of percentage of existing shares offered (7)	15%-31%	10%-31%	8%-24%	10%-31%
Offering price range (8)	$0.21-$0.45	$0.21-$0.45	$0.15-$0.45	$0.15-$0.50

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 1, 2, 3 or 5 - year Treasury Bill as of the respective Offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in each of the next five years.

(6)	Management has determined that the probability of a stock offering is 100% in each of the next five years.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 8% and 31% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

NOTE 10.  STOCKHOLDERS’ EQUITY

Common Stock Issuable for Services

In September 2012, the Company entered into several stock settlement agreements with certain parties to whom the Company was obligated as of June 30, 2012 (“Receivable Holders”). The Company has entered into settlement agreements with respect to an aggregate of $390,336 of obligations (including $363,336 to officers, directors, and employees), and has issued an aggregate of 5,825,761 shares of the Company’s common stock pursuant thereto. Each settlement agreement that the Company has entered into to date has provided for the Company to issue one share of the Company’s common stock for every $0.067 of obligations released by the Receivable Holder. The stock price on the grant date of these shares was $0.068 therefore a loss on settlement of $5,816 was recorded in relation to these settlement agreements for the nine months ended March 31, 2013.

Common Stock Sales

July 1, 2012 through March 31, 2013

On August 17, 2012, the Company closed on POSCAN’s second tranche of investment (the “Second Closing”) under the Securities Purchase Agreement between the Company and POSCAN, dated as of August 24, 2011 (the “POSCAN SPA”), selling 62,499,938 units to POSCAN for gross proceeds of $9,999,990, with each unit consisting of one share of common stock and a three-year warrant to purchase one share of common stock for $0.21 per share (the “Additional Agreement”). Further, the Company also agreed to issue to POSCAN a two-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.15 per share, valued at $192,500. The Company analyzed the instruments for derivative accounting consideration and determined that derivative accounting does not apply to these warrants. The Company determined the fair value of these warrants on the grant date using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.07 per share, term of 2 years, expected volatility of 141%, and a discount rate of 0.29%.

The Company recorded proceeds from the common stock, the three-year warrants and the two-year warrants on a relative fair values basis. The fair values were allocated as follows:

Common stock	$4,829,476
3-year warrant derivative liability	4,478,014
2-year warrant	192,500
$9,499,990

Furthermore, the Additional Agreement provides that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issues or sells any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing (see Note 9).

During the nine months ended March 31, 2013, the Company entered into certain agreements and issued shares which may have triggered this provision. The Company is seeking clarification of this provision and, if necessary, a waiver of this provision for the following transactions:

•	During September 2012, the Company entered into settlement agreements providing for the Company to issue one share of the Company’s common stock for every $0.067 of obligations released by the Receivable Holder. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 3,386,161 shares. As a result, the Company recorded stock-based compensation expense estimated at $230,259 during the nine months ended March 31, 2013.

•	On September 28, 2012, the Company entered into a Second Amendment and Waiver Agreement with the holders of the zero-coupon convertible notes (the “Second Waiver Agreement”), under which the conversion price of the zero-coupon bridge notes was modified from $0.12 to $0.095 per share. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 2,905,412 shares. As a result, the Company recorded stock-based compensation expense estimated at $232,433 during the nine months ended March 31, 2013.

•	In February 2013, the Company entered into a settlement agreement with MIZ providing for the Company to issue 306,667 shares of the Company´s common stock in settlement of $20,547 of obligations. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 178,250 shares. As a result, the Company recorded stock-based compensation expense estimated at $6,239 during the nine months ended March 31, 2013.

On January 11, 2011, the Company engaged a consultant to provide advisory services to facilitate equity or debt fund raising for the Company. In connection with the closing of POSCAN’s second tranche of investment on August 17, 2012, the Company paid 5% of the gross proceeds of $9,999,990, or $500,000, which has been recorded as offering costs for the nine months ended March 31, 2013.

In addition, the Company has agreed to provide the consultant a five-year warrant to purchase 2,380,950 shares of our common stock at an exercise price of $0.21 per share. The Company analyzed the instruments for derivative accounting consideration and determined that derivative accounting does not apply to these warrants. The Company determined the fair value of these warrants on the grant date using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.07 per share, term of 5 years, expected volatility of 216%, and a discount rate of 0.81%.

The net proceeds from the closing of POSCAN’s second tranche of funding of $9,499,990 were allocated $5,021,976 to common stock and additional paid-in capital and $4,478,014 to derivative liabilities related to the warrants.

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

Common Stock Subject to Rescission

Purchasers of 65,000 shares of common stock between January 20, 2013 and February 1, 2013 in open market transactions pursuant to a prospectus that was no longer effective may have rescission rights or claims for damages, depending on whether or not they still own such shares. Shares that are subject to rescission or redemption requirements that are outside of the control of the Company are classified outside of permanent equity until they are no longer subject to rescission or redemption. Accordingly, the Company has reclassified $3,041 as common stock subject to rescission.

 Restricted Stock Units

On June 27, 2011, the Company granted its Chief Executive Officer an award of 700,000 restricted stock units under the 2009 Plan which vests in 1/3 increments each January 15th of 2012, 2013 and 2014. The value of the issuable shares was determined based on the $0.22 per share closing price of the common stock on the measurement date, and totaled $154,000. The Company will record stock compensation expense over the 3-year service period. During the nine months ended March 31, 2013 and 2012, the Company recorded $32,897 and $92,046 of stock compensation in connection with this agreement. As of March 31, 2013, 466,667 shares of common stock have been issued in relation to the restricted stock units which vested on January 15, 2012 and January 15, 2013.

During December 2011, the Company entered into a one-year employment agreement with its new Vice President of Finance (now called the Chief Financial Officer, the “CFO”) which originally was to begin on January 1, 2012 (amended to March 1, 2012). Pursuant to the agreement, the CFO was granted 250,000 restricted stock units under its 2009 Plan which will vest over 3 years. The value of the issuable shares was determined based on the $0.13 closing price of the common stock on the measurement date, and totaled $34,500. The Company will record stock compensation expense for these restricted stock units over the 3 year service period which begins on March 1, 2012, of which the Company recorded expense of $10,456 and $965 during the nine months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, no shares of common stock have been issued in relation to the 83,334 restricted stock units which vested on March 1, 2013.

In May 2012, the Company committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares to members of its Board of Directors. Such restricted stock units shall vest over a period of three years starting from the later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities. However, the Company does not currently have enough shares authorized for issuance under the 2009 Plan to satisfy all of these obligations. The Company is analyzing the required steps to increase the number of shares under the plan. The Company recorded compensation expense related to these units of $15,560 during the nine months ended March 31, 2013.

On December 19, 2012, the Company committed to grant 100,000 restricted stock units to a new member of the Board of Directors.  The restricted stock shall vest over a period of three years beginning on the director’s start date.  The value of the issuable shares was determined based on the $0.05 closing price of the common stock on the measurement date, and totaled $5,000. The Company recorded compensation expense related to these units of $466 during the nine months ended March 31, 2013.

Stock Option Awards

Summary of stock option activity is presented in the table below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2012	1,450,000	$0.38	6.79	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at March 31, 2013	1,450,000	$0.22	3.28	$-
Exercisable at March 31, 2013	1,200,000	$0.19	3.15	$-

During the nine months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense of $68,687 and $93,655, respectively, related to stock options (of which $48,923 and $84,456 was related party for the nine months ended March 31, 2013 and 2012, respectively - See Note 6).  As of March 31, 2013, there was approximately $8,984 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized ratably over a weighted-average period of approximately 0.42 years.

Warrants

Summary information regarding common stock warrants issued and outstanding at March 31, 2013, is as follows:

		Weighted-average
	Exercise of	Exercise
	Warrants	Price
Outstanding at June 30, 2012	89,284,712	0.25
Issued	69,880,888	0.20

Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	3,610,832	n/a
Exercised	-	-
Outstanding at March 31, 2013	162,776,432	0.23

Warrants outstanding as of March 31, 2013

		Outstanding		Exercisable
	Exercise	number	Remaining	number
Issuance Date	price	of shares	life	of shares
November 10, 2009 – December 23, 2009	$0.26	7,198,584	1.61 - 1.73 years	7,198,584
November 10, 2009 – December 23, 2009	$0.38	7,269,374	2.4 - 2.5 years	7,269,374
June 9, 2010 – September 13, 2010	$0.26	11,729,615	2.19 - 2.45 years	11,729,615
June 9, 2010 – July 13, 2010	$0.17	646,645	2.19 - 2.28 years	646,645
November 8-15, 2010	$0.05	1,400,000	2.61 years	1,400,000
December 9, 2010 – March 24, 2011	$0.15	4,890,418	2.69 - 2.90 years	4,890,418
March 24, 2011	$0.35	5,416,953	2.98 years	5,416,953
April 7, 2011	$0.29	11,960,049	1.14 years	11,960,049
April 7, 2011	$0.22	1,913,606	1.14 years	1,913,606
May 2, 2011	$0.43	1,500,000	3.09 years	1,500,000
May 2, 2011	$0.29	75,000	3.09 years	75,000
June 27, 2011	$0.29	800,000	1.02 years	800,000
September 14, 2011	$0.20	38,095,300	1.46 years	38,095,300
August 17, 2012	$0.20	62,499,938	2.38 years	62,499,938
August 17, 2012	$0.15	5,000,000	1.38 years	5,000,000
August 17, 2012	$0.21	2,380,950	4.38 years	2,380,950
		162,776,432		162,776,432

The intrinsic value of warrants outstanding at March 31, 2013 was $11,200.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2013

Derivative liabilities - warrant instruments	$-	$-	$5,849,223	$5,849,223

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Nine months ended March 31,
	2013	2012
Beginning balance as of June 30,	$(7,653,928)	$(15,244,754)
Change in fair value	243,205	6,948,644
Additions	(4,478,014)	(3,779,978)
Warrant modification	(171,150)	-
Exercise of warrants	-	561,965
Ending balance as of September 30,	$(12,059,887)	$(11,514,123)
Change in fair value	5,997,501	4,654,915
Exercise of warrants	-	28,497
Ending balance as of December 31,	$(6,062,386)	$(6,830,711)
Change in fair value	213,163	(3,765,995)
Additions	-	-
Warrant modification	-	-
Exercise of warrants	-	-
Ending balance as of March 31,	$(5,849,223)	$(10,596,706)

Change in unrealized gains (loss) included in earnings for the three months ended March 31, 2013 and 2012	213,163	(3,765,995)
Change in unrealized gains included in earnings for the nine months ended March 31, 2013 and 2012	$6,453,869	$7,837,564

During the nine months ended March 31, 2013 and 2012, the Company recorded a realized loss of $-0- and $590,462, respectively, on the settlement of a portion of the warrant derivative liability due to the exercise of certain warrants, which is included in the change in the fair value of warrant derivative liability in the consolidated income statements.

NOTE 12.  EARNINGS PER SHARE

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS for the three months and nine months ended March 31, 2013 and 2012:

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS	$(1,183,769)	394,002,697	$(0.00)	$(7,444,968)	322,583,762	$(0.02)
Dilutive effect of convertible debt	-	-	-	-	-	-
Dilutive effect of warrants calculated using the treasury stock method	-	-	-	-	-	-
Dilutive effect of restricted stock and restricted stock units	-	-	-	-	-	-
Diluted EPS	$(1,183,769)	394,002,697	$(0.00)	$(7,444,968)	322,583,762	$(0.02)

	Nine months ended March 31, 2013			Nine months ended March 31, 2012
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS	$1,991,482	380,373,535	$0.01	$(2,404,727)	310,810,095	$(0.01)
Dilutive effect of convertible debt	100,001	14,859,842	-	-	-	-
Dilutive effect of warrants calculated using the treasury stock method	(21,201)	204,814	-	-	-	-
Dilutive effect of restricted stock and restricted stock units	-	402,975	-	-	-	-
Diluted EPS	$2,070,282	395,841,166	$0.01	$(2,404,727)	310,810,095	$(0.01)

The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted income per share:

	Three months ended
	March 31, 2013	March 31, 2012
Stock options	1,450,000	600,000
Stock warrants	162,776,432	89,284,712
Convertible debt	-	13,461,233

	Nine months ended
	March 31, 2013	March 31, 2012
Stock options	1,450,000	600,000
Stock warrants	161,376,432	89,284,712
Convertible debt	-	13,461,233

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

The Chilean Government’s Ministry of Mining established its first ever auction for the award of a lithium production quotas and licenses (Special Lithium Operations Contracts, or CEOLs) which would permit the exploitation of an aggregate of 100,000 tons of lithium metal (approximately 530,000 tons of lithium carbonate equivalent) over a 20 year period, subject to a seven percent royalty.  In September 2012, the Company formed a consortium consisting of the Company, POSCO, Daewoo International Corp, and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction.  As required under the rules established by the Ministry of Mining, the Consortium submitted its bid for the CEOLs, and in September, 2012, the Company was informed that the Consortium’s bid was not the winning bid.

The Chilean government has since decided to invalidate the CEOL process due to an administrative error, as well as rescinding the CEOL Basis, which defined the regulations of the CEOL process. The Company submitted two appeals to the Chilean government requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. The appeals have been rejected by the Chilean government.

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

Pursuant to a registration rights agreement for the 2011 Offering, the Company agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the G warrants under the Securities Act of 1933, as amended, and to use its best efforts to cause such registration statement to become effective within 150 days after the filing date, all at the Company’s own expense. Pursuant to the registration rights agreement, in the event the Company does not meet these deadlines, the Company has agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured (up to an aggregate maximum penalty of 10%, or $645,819). The Company was required to file the registration statement by June 21, 2011, however the registration statement was not filed until July 1, 2011, and the Company recorded a monetary penalties accrual of $38,750, which has not yet been paid as of March 31, 2013. The Company was required to cause the registration statement to become effective by November 28, 2011, however the registration statement was not effective until March 19, 2012, and the Company increased the monetary penalties accrual to $518,243, (plus accrued interest of $111,401, included in accrued expenses, which is calculated at 18% per annum for registration rights penalties considered past due), and the penalty has not yet been paid as of March 31, 2013. Although the Company intends to seek a waiver for these monetary penalties, there is no assurance the Company will be successful in obtaining a waiver. No demands have been made with respect to the registration rights penalties.

Gain Contingency

As of March 31, 2013, the Company did not capitalize any Chilean value-added taxes (“VAT”) amounting to $784,360 arising from various purchases of goods and services in Chile. The Company expensed $14,207 during the nine months ended March 31, 2013 due to uncertainty of recoverability and these amounts are included in general and administrative expenses on the consolidated statement of operations. Under Chilean regulation, this VAT is recoverable from future VAT payable.

Operating Leases

Rental expense for office operating leases was $71,179 and $97,540 during the nine months ended March 31, 2013 and 2012, respectively. Future minimum rental commitments under long-term non-cancellable facilities operating leases in place as of March 31, 2013 are as follows:

Period ending March 31,	Amount
2014	47,200
2015	7,200
Total minimum lease payments	$54,400

In January 2013, the Company cancelled its lease on office space in Lima, Peru which was due to expire in February, 2015, and commenced a one-year lease on reduced office space.

NOTE 14.  SUBSEQUENT EVENTS

On April 16, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with Jose Resk Nara and Carlos Alfonso Iribarren (the “Sellers”) to purchase all of the outstanding shares of SLM Cocina Diecinueve de la Hoyada de Maricunga, a Chilean based company (“SLM”), which will become a wholly owned subsidiary of the Company. SLM owns the group of mining concessions “Cocina 19 through 27” (the “Properties”). Pursuant to the Purchase Agreement, the Company paid the Sellers $7.3 million, of which $2.0 million was paid on the Closing Date, $2.0 million to be paid 90 days following the Closing Date, $1.8 million to be paid 180 days after the Closing Date and $100,000 to be paid annually on the anniversary of the Closing Date for fifteen years beginning in 2014.

The Properties are located within the northern section of Salar de Maricunga in Region III of Atacama in northern Chile. They are comprised of 450 hectares, increasing Li3’s land holdings within Maricunga to 1,888 hectares. The Properties adjoin the company´s existing Litio 1-6 properties and were constituted prior to the 1979 Lithium Exploitation Restrictions, meaning that there is no need to apply for a special permit in order to exploit the lithium on those concessions. The exploitation of these properties are not subject to obtaining a CEOL permit for the exploitation of lithium in Chile; however, the Acquisition does not provide the necessary permits to exploit lithium from the Company’s existing Maricunga property.

During April and May 2013, the Company issued the following common stock:

•	1,372,533 shares for the settlement of $91,960 relating to certain outstanding liabilities at March 31, 2013
•	83,334 shares with respect to the restricted stock units granted to the CFO which vested on March 1, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Statement regarding Forward-Looking Information” above and “Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the SEC (the “Form 10-K”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations is based on the consolidated financial statements as of March 31, 2013, and for the three and nine months ended March 31, 2013 and 2012, which are unaudited. In the opinion of management, such consolidated financial statements include all adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in these financial statements as of March 31, 2013, and for the nine months ended March 31, 2013 and 2012.

You should read this discussion and analysis together with such consolidated financial statements and the notes thereto.

General Overview

Li3 Energy, Inc (“Li3” or the “Company”) is a South America based and United States listed exploration company in the lithium and mining sector. We aim to acquire, develop and commercialize a significant portfolio of lithium brine deposits in the Americas.

The Company owns (a) a 60% interest in the Maricunga project, which consists of mining concessions covering an area of approximately 3,553 acres (1,438 hectares) prospective for lithium and potassium brines, and is located in the Salar de Maricunga in northern Chile; and (b) a mining concession on 2,995 acres (1,212 hectares) situated on brine salars in Argentina, known as Cauchari. We are currently evaluating additional exploration and production opportunities. In April 2013, the Company acquired a mining concession on 450 hectares which corresponds to a strategic lithium asset and is located adjacent to the existing Maricunga project.

Going Concern

As of March 31, 2013, the Company had no source of current revenue, a cash balance on hand of $2,349,834, negative working capital of $1,240,015 and cumulative negative cash flows from operations of $21,477,783 during the period from June 24, 2005 (inception) through March 31, 2013. The Company had negative cash flows from operations of $5,906,682 during the nine months ended March 31, 2013. On August 17, 2012, the Company received $9,499,990 in net funding from POSCO Canada Ltd. (“POSCAN”) a wholly owned subsidiary of POSCO (a South Korean company).

On April 16, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with Jose Resk Nara and Carlos Alfonso Iribarren (the “Sellers”) to purchase all of the outstanding shares of SLM Cocina Diecinueve de la Hoyada de Maricunga, a Chilean based company (“SLM”), which will become a wholly owned subsidiary of the Company. SLM owns the group of mining concessions “Cocina 19 through 27”. Pursuant to the Purchase Agreement, the Company paid the Sellers $7.3 million, of which $2.0 million was paid on the Closing Date, $2.0 million to be paid 90 days following the Closing Date, $1.8 million to be paid 180 days after the Closing Date and $100,000 to be paid annually on the anniversary of the Closing Date for fifteen years beginning in 2014. After such payment, the Company´s cash balance was approximately $100,000.

The Company does not believe its cash on hand is sufficient to maintain its basic operations, which do not include future exploration and acquisition activities, for 12 months. The Company requires immediate cash flow for which it is seeking interim funding.

On March 21, 2013, the Company signed a Memorandum of Understanding with Blue Wolf Mongolia Holdings Corp (“BW”). If successful, the transaction could provide Li3 with additional funding allowing the Company to continue advancing the Maricunga project. Under the proposed terms of the merger, BW would establish a new subsidiary which would merge into the Company, with Li3 remaining as the surviving entity as a wholly-owned subsidiary of BW (the “Transaction”). Each shareholder of Li3 would receive 1 share of common stock in BW for every 250 shares of common stock held in Li3. The closing of the proposed transaction with BW is subject to a number of closing conditions, including further due diligence, final approval by the board of Directors of both companies, regulatory and court approvals, shareholder approvals and the execution of a definitive agreement.

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

On August 17, 2012, (the “Second Closing”), POSCAN purchased an additional 62,499,938 Units of our securities for gross proceeds of $9,999,990, with each “Unit” consisting of one share of common stock for $0.16 per share and a three-year warrant to purchase one share of common stock for $0.21 per share. In connection with the transaction, we agreed to reduce the exercise price of all of the warrants previously sold to POSCAN from $0.40 per share to $0.21 per share and issued to POSCAN a two-year warrant (the “Bonus Warrant”) to purchase 5,000,000 shares of our common stock at an exercise price of $0.15 per share.

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

In March 2013 the Company obtained approval of the Environmental Impact Declaration for the Maricunga project from the Chilean Environmental Authority. The Company is currently in discussions with consultants regarding the next steps to be taken in order to allow on-site work to continue in October 2013, after the winter season.

Also in March 2013, POSCO announced that it has developed a chemical lithium extraction technology that reduces recovery time from around 12 months to just eight hours. The technology increases the lithium recovery rate from a maximum of 50% using traditional evaporation ponds to more than 80%, and the lithium carbonate produced is more than 99.9% pure. If the Company is able to obtain the necessary lithium permit, it will pursue utilizing this technology as the means of extraction in order to gain efficiencies.

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

In September 2012, we formed a consortium consisting of us, POSCO, Daewoo International Corp, and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction. As required under the rules established by the Ministry of Mining, the Consortium submitted its bid for the CEOLs, and in September, 2012, the Company was informed that the Consortium’s bid was not the winning bid.

The Chilean government has since decided to invalidate the CEOL process due to an administrative error, as well as rescinding the CEOL Basis, which defined the regulations of the CEOL process. The Company submitted two appeals to the Chilean government, requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. The appeals have been rejected by the Chilean government.

On January 16, 2013, we submitted a letter to the Chilean Comptroller requesting to review the CEOL process. This is deemed to be the last administrative recourse before pursuing legal remedies. The Company is waiting for an answer.

Maricunga Shareholders’ Lawsuit Update

As the majority shareholder, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their share of the properties. The minority shareholders have not paid their required contributions to the costs of conservation and exploration, which were agreed upon at the shareholders’ meeting on October 6, 2011. In December 2012, we received a favorable decision from one of the civil courts to auction approximately 4% of the shares once the judgment is executed. This is being opposed by the shareholders, and we are awaiting the court’s decision after which the second court of Copiapo should set a date and time for the auction. Evidence is currently being presented in the lawsuits in the other civil courts, after which a final decision should be issued.

Certain minority shareholders have filed counter claims against us, in two civil courts of Santiago, to declare, among other things, the invalidation of such shareholders’ meeting at which required contributions were established that such minority shareholders failed to make. In one of the courts, the process is on hold because the minority shareholders have not filed a new claim, as requested by the court. In the other court, we have filed our defense claiming that the lawsuits should be dismissed on the basis that the decision made in the shareholders´ meeting on October 6, 2011 was made in accordance with Chilean law, and that the amounts are necessary for the conservation and exploration of the mining property. This lawsuit is still in the discovery stage.

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

In parallel to these efforts, we continue to consider various alternatives to continue to pursue our lithium strategy. These include the acquisition and/or joint venture of nearby properties within the same Maricunga Salar that do not require special lithium permits for exploitation. On this basis, on April 16, 2013, the Company acquired the exploitation mining concession “Cocina 19 through 27” by the acquisition of 100% of the shares of SLM Cocina Diecinueve de la Hoyada de Maricunga, a Chilean based Company. This exploitation mining concession corresponds to a strategic lithium asset and is located within the northern section of Salar de Maricunga in Region III of Atacama in northern Chile. It is comprised of 450 hectares, increasing the Company´s land holdings within Maricunga to 1,888 hectares. The acquired “Cocina 19 through 27” mining concession adjoins the Company´s existing Litio 1-6 properties and there is no need to apply for a special contract with the State of Chile in order to exploit the lithium of the Cocina 19 through 27 concession. For further clarity, the exploitation of this concession is not subject to obtaining a CEOL permit; however, the acquisition does not provide the necessary permits to exploit lithium from our existing Maricunga property.

 Results of Operations

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Revenues

We had no revenues during the three months ended March 31, 2013 and 2012.

Exploration expenses

During the three months ended March 31, 2013 and 2012, we incurred exploration expenses of $79,336 and $2,156,317, respectively.  The expenses incurred during the three months ended March 31, 2013 relate to our efforts to obtain the environmental permits that will allow us to take the project to a feasibility stage.

General and administrative expenses

Our general and administrative expenses for the three months ended March 31, 2013 and 2012 consisted of the following:

			Increase
	March 31, 2013	March 31, 2012	(Decrease)
Salaries and wages	$217,589	$257,760	$(40,171)
Legal fees	239,402	307,876	(68,474)
Accounting and finance fees	63,960	81,424	(17,464)
Audit fees	44,015	12,000	32,015
Other professional fees	76,162	248,774	(172,612)
Marketing and investor relations	2,971	165,842	(162,871)
Travel expenses	35,707	277,692	(241,985)
Board of Directors expense	61,000	151,935	(90,935)
Rent	3,720	25,755	(22,035)
Communications	11,468	15,871	(4,403)
Office expenses	4,505	53,785	(49,280)
Relocation expenses	24,414	-	24,414
Bank fees	1,767	4,674	(2,907)
Other	8,218	12,158	(3,940)
Stock-based compensation	489,705	221,554	268,151
Depreciation and amortization	7,027	13,196	(6,169)
Registration rights penalties	-	337,776	(337,776)
	$1,291,630	$2,188,072	$(896,442)

We incurred total general and administrative expenses of $1,291,630 for the three months ended March 31, 2013 compared to $2,188,072 for the three months ended March 31, 2012, a $896,442 decrease, which is comprised mainly of:

•	Other professional fees decreased by $172,612 primarily due to a reduction in the use of outside professionals and the efforts of the Company to reduce costs;

•	Marketing and investor relations and travel expenses decreased by $162,871 and $241,985, respectively, as a result of the decrease in investor relations activities and the efforts of the Company to reduce costs;

•	Stock-based compensation increased by $268,151 as a result of accrual for $468,931 in relation to POSCO anti-dilution provisions which may have been triggered during the current year. This has been partially offset by stock issued in settlement of liabilities of $135,000 during the three months ended March 31, 2012 along with reduced amortization of stock based compensation as the stock units and options granted reach their vesting date;

•	Registration rights penalties decreased by $337,776 as there were no penalties incurred during the three months ended March 31, 2013..

 Other income/expense

Other income for the three months ended March 31, 2013, was $155,463 compared to other expense in the amount of $3,873,785 for the three months ended March 31, 2012.  The decrease in other income and expense was primarily due to our recognition of an unrealized gain from the change in fair value of the derivative liability related to our outstanding warrant instruments of $213,163 during the three months ended March 31, 2013 compared to a loss of $3,765,995 during the three months ended March 31, 2012.

Net interest expense amounted to $57,274 and $182,048 during the three months ended March 31, 2013 and 2012, respectively.  The decrease in interest expense was primarily a result of the decrease in amortization of discount on notes payable, which was $50,037 for the three months ended March 31, 2013, compared to $167,194 for the three months ended March 31, 2012.

During the three months ended March 31, 2013, we recorded a loss on foreign currency transactions of $426 compared to a gain on foreign currency transactions of $74,258 for the three months ended March 31, 2012. Such activity was related to our operations in Peru and Chile.

Nine Months Ended March 31, 2013 Compared with Nine Months Ended March 31, 2012

Revenues

We had no revenues during the nine months ended March 31, 2013 and 2012.

Exploration expenses

During the nine months ended March 31, 2013 and 2012, we incurred exploration expenses of $456,945 and $5,608,579, respectively.  The expenses incurred during the nine months ended March 31, 2013 relate to our efforts to obtain the environmental permits that will allow us take the project to a feasibility stage.

General and administrative expenses

Our general and administrative expenses for the nine months ended March 31, 2013 and 2012 consisted of the following:

			Increase
	March 31, 2013	March 31, 2012	(Decrease)
Salaries and wages	$1,046,200	$627,304	$418,896
Legal fees	590,779	802,288	(211,509)
Accounting and finance fees	252,575	294,491	(41,916)
Audit fees	178,640	111,943	66,697
Other professional fees	209,816	633,841	(424,025)
Marketing and investor relations	26,946	288,894	(261,948)
Travel expenses	139,645	777,128	(637,483)
Board of Directors expense	183,000	151,935	31,065
Rent	71,179	97,540	(26,361)
Communications	46,105	51,646	(5,541)
Office expenses	32,119	107,152	(75,033)
Relocation expenses	40,479	-	40,479
Bank fees	6,012	5,703	309
Other	25,917	13,279	12,638
Stock based compensation	819,804	529,937	289,867
Depreciation and amortization	31,113	15,579	15,534
Registration rights penalties	-	479,776	(479,776)
	$3,700,329	$4,988,436	$(1,288,107)

We incurred total general and administrative expenses of $3,700,329 for the nine months ended March 31, 2013 compared to $4,988,436 for the nine months ended March 31, 2012, a $1,288,107 decrease, which is comprised mainly of:

•	Salaries and wages increased by $418,896 mainly due to hiring a full-time CFO and Vice President in March 2012, redundancy payments and bonus payments, partially offset by reduced salaries in Peru due to office closure and the resignation of the COO in December 2012;

•	Legal fees decreased by $211,509 due to reduced legal activity. For the period ended March 31, 2012, significant legal fees were incurred in relation to financing and capital raising, potential transactions, structures, tax issues and equity incentive plans;

•	Other professional fees decreased by $424,025 primarily due to a reduction in the use of outside professionals and the efforts of the Company to reduce costs;

•	Marketing and investor relations and travel expenses decreased by $261,948 and $637,483, respectively, as a result of the decrease in investor relations activities and the efforts of the Company to reduce costs;

•	Stock-based compensation increased by $289,867 as a result of accrual for $468,931 in relation to POSCO anti-dilution provisions which may have been triggered during the current year. This has been partially offset by stock issued in settlement of liabilities of $135,000 during the nine months ended March 31, 2012 compared with $20,700 during the nine months ended March 31, 2013, along with reduced amortization of stock based compensation as the stock units and options granted reach their vesting date;

•	Registration rights penalties decreased by $479,776 as there were no penalties incurred during the nine months ended March 31, 2013.

Loss on settlements, net

The Company recorded a loss on settlements of $5,816 as a result of settlement agreements with respect to an aggregate of $390,336 of obligations, under which the Company issued an aggregate of 5,825,761 shares of the Company’s common stock, valued at $396,152.

Other income

Other income for the nine months ended March 31, 2013, was $5,966,674 compared to $6,148,875 for the nine months ended March 31, 2012.  The decrease in other income was primarily due to the change in loss on debt extinguishment, recognition of change in fair value of warrant derivative liabilities, warrant modification expense, and the change in interest expense.

We recognized a loss on debt extinguishment of $37,235 compared with a loss on debt extinguishment of $841,752 for the nine months ended March 31, 2013 and 2012, respectively. The differences related to the difference in the terms of existing debt compared to debt under the modified terms of the debt agreements.

We recognized an unrealized gain from the change in the fair value of the derivative liability related to our outstanding warrant instruments of $6,453,869 during the nine months ended March 31, 2013 compared to $7,837,564 during the nine months ended March 31, 2012.  The change in fair value of our derivative warrant liability has no impact on our cash flows from operations.

We recognized warrant modification expense in conjunction with the closing of POSCAN’s second tranche of investment on August 17, 2012, when the Company adjusted the exercise price of the warrants previously issued to POSCAN from $0.40 to $0.21 per share. The incremental value of the warrants before and after the modification was $171,150 and was reported as current period expense.

Net interest expense amounted to $298,533 and $880,332 during the nine months ended March 31, 2013 and 2012, respectively. The decrease in interest expense was primarily a result of the decrease in amortization of discount on notes payable and deferred financing costs, which was $827,032 during the nine months ended March 31, 2012 and $109,534 during the nine months ended March 31, 2013, and interest income of $35,000 earned on funds on deposit during the nine months ended March 31, 2013. This decrease in interest expense has been partially offset by an increase in interest expense for the nine months ended March 31, 2013 on: registration rights penalties of $69,963, notes payable entered into during 2012 of $57,760, and interest related to late payment of supplier invoices of $37,710.

During the nine months ended March 31, 2013 and 2012, we recorded gains on foreign currency transactions of $19,723 and $33,395, respectively, and such activity was related to our operations in Peru and Chile.

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

As of March 31, 2013, the Company had a cash balance on hand of $2,349,834, which is not sufficient to maintain its basic operations, which do not include future exploration and acquisition activities, for 12 months. We have implemented a cost reduction program and we are taking the necessary actions to preserve cash. We are in progress of evaluating the total costs and activities that a potassium project requires. The Company has no source of revenue; however management is actively seeking additional funding in the form of equity and/or debt from potential investors.

On April 16, 2013, the Company made a $2,000,000 initial cash payment to acquire additional property in the Maricunga Salar. After such payment, the Company´s cash balance was approximately $100,000.

On March 21, 2013, the Company signed a Memorandum of Understanding with BW. If successful, the transaction could provide Li3 with additional funding allowing the Company to continue advancing the Maricunga project. Under the proposed terms of the merger, BW would establish a new subsidiary which would merge into the Company, with Li3 remaining as the surviving entity as a wholly-owned subsidiary of BW. Each shareholder of Li3 would receive 1 share of common stock in BW for every 250 shares of common stock held in Li3. The Company´s existing warrants will exchange in the same ratio. The closing of the proposed transaction with BW is subject to a number of closing conditions, including further due diligence, final approval by both board of Directors of both companies, regulatory and court approvals, shareholder approvals and the execution of a definitive agreement.

POSCAN funding

In September 2011, POSCAN purchased 38,095,300 Units of our securities for approximately $8 million (or $0.21 per Unit), with each “Unit” consisting of one share of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $0.40 per share.

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

Pursuant to the Additional Agreement, we also agreed to issue to POSCAN a two-year Bonus Warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.15 per share. Furthermore, subject to certain exceptions, we must issue additional shares of our common stock to POSCAN in the event that we issue or sell any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing.

POSCAN has no current commitments to provide us with funding in the future.

Shares for Debt Settlement

In addition to utilizing our capital to acquire properties and pay other corporate costs, we periodically issue shares of our common stock as consideration in lieu of cash to conserve our cash and meet our obligations. We likely will continue to issue common stock for these purposes where feasible, if we determine that it is in our economic best interests. In September 2012, we issued 5,825,761 shares of our common stock for the settlement of $390,336 relating to certain outstanding liabilities at June 30, 2012. In April and May 2013, we issued 1,372,533 shares of our common stock for the settlement of $91,960 relating to certain outstanding liabilities at March 31, 2013.

Convertible Notes

In September 2012, the Company entered into a Second Amendment and Waiver Agreement with the holders of the zero-coupon convertible notes (the “Second Waiver Agreement”).  Pursuant to the Second Waiver Agreement, the zero-coupon convertible notes maturity date was extended to September 28, 2013, and the aggregate principal amount thereof was increased to $1,880,000, which includes an Original Issue Discount of 12.1% or $202,926. The Waiver Agreement also reduced the conversion price of the zero-coupon bridge notes from $0.12 to $0.095 per share.

Common Stock Subject to Rescission

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at March 31, 2013 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

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

Item 4. Controls and Procedures

Disclosure of controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As the majority shareholder, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their share of the properties. The minority shareholders have not paid their required contributions to the costs of conservation and exploration, which were agreed upon at the shareholders’ meeting on October 6, 2011. In December 2012, we received a favorable decision from one of the civil courts to auction approximately 4% of the shares once the judgment is executed. . This is being opposed by the shareholders, and we are awaiting the court’s decision after which the second court of Copiapo should set a date and time for the auction. Evidence is currently being presented in the lawsuits in the other civil courts, after which a final decision should be issued.

Certain minority shareholders have filed counter claims against us, in two civil courts of Santiago, to declare, among other things, the invalidation of such shareholders’ meeting at which required contributions were established that such minority shareholders failed to make. In one of the courts, the process is on hold because the minority shareholders have not filed a new claim, as requested by the court. In the other court, we have filed our defense claiming that the lawsuits should be dismissed on the basis that the decision made in the shareholders´ meeting on October 6, 2011 was made in accordance with Chilean law, and that the amounts are necessary for the conservation and exploration of the mining property. This lawsuit is still in the discovery stage.

Item 1A. Risk Factors

Apart from the additional risk listed below, there have been no material changes from the risk factors disclosed in the Form 10-K we filed with the SEC on October 15, 2012, under Part I, Item 1A, “Risk Factors,” therein.

We may be subject to claims for rescission or damages in connection with certain sales of shares of our Common Stock in the open market.

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at March 31, 2013 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: May 9, 2013	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Luis F. Saenz
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Luis Santillana
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

