Form 10-K
period 2013-06-30
Li3 Energy, Inc.
filed 2013-10-09
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-149338

Li3 Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-3061907
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Marchant Pereira 150
Of. 803
Providencia, Santiago de Chile
Chile

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	+(56) 2-2896-9100

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	Common Stock, $0.001 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

On December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, 232,415,080 shares of its common stock, par value $0.001 per share (its only class of voting or non-voting common equity), were held by non-affiliates of the registrant.  The aggregate market value of such shares was approximately $13,689,248, based on the price at which the registrant’s common stock was last sold at such time (i.e. $0.0589 per share on December 31, 2012).  For purposes of making this calculation, shares beneficially owned at such time by each executive officer and director of the registrant and by each beneficial owner of greater than 10% of the voting stock of the registrant have been excluded because such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 2, 2013, there were 395,497,453 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

Corporate Summary

Li3 Energy, Inc., (“Li3,” “we,” “our” or “us”) was incorporated under the laws of the state of Nevada on June 24, 2005. We are an exploration company in the lithium and potassium mining sector, based in South America. Our common stock is currently quoted on the OTC Bulletin Board. We aim to acquire and develop lithium and potassium brine deposits in South America. We are currently focused on further exploring, developing and commercializing our flagship “Maricunga Project”, which consists of two adjacent properties: i) our 60% controlling interest in SLM Litio 1-6 (1,438 hectares), and ii) the Cocina Mining Concessions (450 hectares) acquired in April 2013; both located in the northeast section of the Salar de Maricunga in Region III of Atacama, in northern Chile. To the best of our knowledge, we are one of the only companies with an advanced exploration stage lithium and potassium project within the Salar de Maricunga, the second largest lithium-bearing salt brine deposit in Chile. We plan to continue exploring other synergistic opportunities to further augment and strengthen this property and our land portfolio throughout the region. We are seeking to be a low cost producer of lithium, potash and other mineral products.

Our goals are to: a) advance the Maricunga Project to the Feasibility Study stage; b) support the global implementation of clean and green energy initiatives; c) meet growing lithium market demand; and d) become a mid-tier, low cost secondary supplier of lithium, potassium, and other strategic minerals, serving global clients in the energy, fertilizer and specialty chemical industries.

Under the current Chilean mining law, lithium is a non-concessible substance; only mining exploitation concessions initiated before January 1, 1979 are authorized for the exploitation of lithium. Since the constitution process of the SLM Litio 1-6 Mining Concessions was initiated in 2000, we are not authorized to exploit lithium in the area covered by such concessions. All other minerals are concessible. As the constitution process of the Cocina Mining Concessions was initiated in 1937, we are authorized to exploit lithium in the area covered by the Cocina Mining Concessions. As with any mineral exploitation in Chile, all other permits are required.

In June 2012, the Chilean Government’s Ministry of Mining established its first ever auction for the award of lithium, production quotas and licenses. In September 2012, we formed a consortium consisting of Li3, POSCO, Daewoo International Corp, and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction to obtain the exploitation permit for SLM Litio 1-6. At the end of the process, we were informed that the Consortium’s bid was not the winning bid. The Chilean government has since decided to invalidate the CEOL process due to an administrative error. The Company submitted several appeals to the Chilean government requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. To date, the appeals have been rejected by the Chilean government. The Company continues to seek a concession for the SLM Litio 1-6, however, if no permit for lithium exploitation is acquired, the Company plans to develop and exploit potassium from this property.

Due to the uncertainty regarding the ability to obtain a lithium permit for our SLM Litio 1-6 property, we sought to acquire a property that did not require a CEOL to exploit lithium. Under these efforts, we acquired the Cocina Mining Concessions in April 2013. The Cocina Mining Concessions now enhance the viability of a combined project (the Maricunga Project) with the SLM Litio 1-6 properties, from which we aim to exploit lithium and potassium from the Cocina Mining Concessions and potassium from SLM Litio 1-6.

Through our strategic partner POSCAN, we have been evaluating the use of advanced process technologies that may further improve upon the economics and shorten the commercial production timeline of our Maricunga Project. These technologies have been recently evaluated by POSCO in a pilot test facility, proving effective when measured against the conventional lithium and potassium commercialization process.

According to the signumBOX Performance Index published in May 2013, our SLM Litio 1-6 mining concessions are ranked as the fourth best undeveloped lithium project in the world out of 47 other brine salars, subject to obtaining lithium exploitation permits. Maricunga is the highest ranked undeveloped lithium brine project in Chile and after Atacama, the Salar de Maricunga has the second highest quality deposit of lithium in Chile.

Currently we are focused on the development of our Cocina Mining Concessions to produce lithium carbonate and our SLM Litio 1-6 property to produce potash to accelerate cash flow generation, while we continue to consider other relevant acquisitions or joint venture opportunities which would help us to pursue our strategy.

A summary of our key activities is found below:

•	May 2011 - Completed acquisition of 60% Controlling Interest in SLM Litio1-6, which established the Maricunga Project.

•	August 2011 - Strategic Partnership with POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO (NYSE: PKX), which established an $18 million Exploration and Development program for SLM Litio 1-6, among other things.

•	September 2011 - Completed $8 million funding tranche with POSCAN and launched $8 million Phase One Exploration Plan on SLM Litio 1-6.

•	March 2012 - Signed MOU with POSCO to construct Test Facility (advanced process technology).

•	May 2012 - Issued a technical report, prepared in accordance with National Instrument 43-101 of the Canadian Securities Administrators, validating our lithium and potash exploration campaign at SLM Litio 1-6 and recommending the project to advance to the Feasibility Study stage.

•	August 2012 - Completed a $10 million funding tranche from POSCAN.

•	September 2012 - Organized a consortium (Li3 Energy, POSCO, Mitsui, Daewoo) to bid on auction for lithium exploitation permit on SLM Litio 1-6.

•	September 2012 - Participated in government auction for lithium exploitation permit (CEOL), however we were unsuccessful.

•	March 2013 - Approval of Environmental Impact Declaration for SLM Litio 1-6 concessions.

•	April 2013 - Acquired the Cocina Mining Concessions (450 hectares)for a purchase price of $6.3 million, which do not require a special permit to exploit lithium.

•	May 2013 - SLM Litio 1-6 identified as 4th in “Top Undeveloped Lithium Projects in the World” - signumBOX, subject to obtaining the permit to exploit lithium. The Chilean ministry of mining is not currently issuing permits for lithium exploitation and there is no assurance they will do so in the future.

We believe that if we are successful in advancing the Maricunga Project through the exploration and Feasibility Study stage, obtain the necessary Chilean government approvals/licenses, close and acquire additional land acreage to support further development of the Maricunga project, achieve a Definitive Feasibility Study, and raise the necessary capital, we could begin commercial production and begin generating revenues by the end of calendar year 2017. However, there can be no assurance that we will achieve our stated objectives.

We are led by a management team with extensive exploration, mining, minerals, finance and commercialization expertise, and a Board of Directors who have advised, led and operated numerous mining entities. They are supported by an experienced technical team, many of whom have worked on other junior lithium projects.

We are an exploration stage company and as such, we have never generated revenues from operations and currently do not expect to generate any such revenues in the near term.

Strategic Plan

Our objective is to become an integrated chemical company through the strategic acquisition and development of lithium and potassium assets, as well as other assets that have by-product synergies. Part of our strategic plan is to explore and develop our existing project as well as to identify other synergistic opportunities with new projects with production potential that could also be advanced in an accelerated manner, with the goal of becoming a company with valuable lithium, potassium and other industrial minerals properties. Our primary objective is to become a low cost lithium and potash producer utilizing improved technologies for the extraction of lithium and potash from brines in an accelerated manner.

Some of the actions we have taken in striving to achieve our objective are as follows:

A) Acquisition of Cocina Mining Concessions

While lithium is not currently exploitable on SLM Litio 1-6 under current Chilean regulations, we have been evaluating properties within close proximity to our Maricunga Project, which would not be subject to such limitation.

On April 16, 2013, Minera Li Energy SpA, a 100% owned subsidiary, purchased all of the outstanding shares of SLM Cocina Diecinueve de la Hoyada de Maricunga, a Chilean legal mining company (the “Cocina Company”) for a total purchase price of $6.3 million. Cocina Company was the sole owner of a group of exploitation mining concessions named Cocina 19 through 27 (the “Cocina Mining Concessions”), totaling 450 hectares that is contiguous to SLM Litio 1-6.

The Cocina Mining Concessions allow us to exploit lithium in the area covered by those concessions without the requirement of any special permit. As with any mineral exploitation in Chile, all other permits are required.

The Cocina Mining Concessions now enhance the viability of a combined project (the Maricunga Project) with the SLM Litio 1-6 properties, from which we aim to exploit lithium and potassium from the Cocina Mining Concessions and potassium from SLM Litio 1-6.

B) Evaluation of Advanced Process Technologies

Another aspect of our strategic plan involves exploring the use of technologies that, when measured against the conventional approach to lithium commercialization could possibly improve project economics and shorten time to market.

In March 2013, POSCO (of which POSCAN is a wholly owned subsidiary) announced that it has developed a chemical lithium extraction technology that reduces recovery time from around 12 months to just eight hours. Testing of this technology showed that it increases the lithium recovery rate from a maximum of 50% using traditional evaporation ponds to more than 80%, and the lithium carbonate produced is more than 99.9% pure. If we are able to advance our Maricunga Project through the Feasibility Study stage, we will pursue utilizing this technology as the means of extracting lithium from our Cocina Mining Concessions in order to gain efficiencies.

Strategic Partners

POSCO / POSCAN

POSCO (with its subsidiaries) is a diversified company, with operations in energy, chemicals and materials and is one of the largest steel manufacturers in the world. It is publicly-listed on the NYSE.

POSCO (NYSE: PKX) possesses proven executive leadership, a world renowned Global Research and Development Center (RIST), a vast knowledge of lithium and other strategic minerals, and a vision to transform the methodology in how lithium is commercialized. We believe that this demonstrates a unique ability to apply both intellectual and financial capital, and that a Strategic Partnership with POSCO would enable the Company to begin to execute its strategic plan.

On August 24, 2011, we entered into a Securities Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA” and, together with the SPA, the “POSCAN Agreements”) with POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO. Pursuant to the POSCAN Agreements, on September 14, 2011, POSCAN purchased 38,095,300 Units of Li3’s securities for approximately $8 million, with each “Unit” consisting of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $0.40 per share.

On August 17, 2012, Li3 closed on POSCAN’s second tranche of investment under the SPA, selling 62,499,938 Units to POSCAN for $9,999,990, with each “Unit” consisting of one share of common stock and a three-year warrant to purchase one share of common stock for $0.21 per share. As at June 30, 2013, POSCAN held 100,595,238 Li3 shares, representing 25.4% of our common stock.

As part of this second tranche of investment, we reduced the exercise price of all of the warrants sold under the SPA (the “POSCAN Unit Warrants”) from $0.40 per share to $0.21 per share. Li3 also agreed to issue to POSCAN a two-year warrant (the “POSCAN Bonus Warrant”) to purchase 5,000,000 shares of common stock at an exercise price of $0.15 per share.

The IRA provides that Li3 will appoint a director nominated by POSCAN to our board of directors, and will continue to nominate a POSCAN-designee at each annual meeting for as long as POSCAN owns not less than 10% of the issued and outstanding shares of common stock.

In March 2012, Li3 and POSCO executed a Non-Binding Memorandum of Understanding (“MOU”) to construct a test facility for the recovery of lithium and other products at POSCO’s expense, with technical support from Li3 as necessary.

In March 2013, POSCO announced that it had successfully completed testing of its proprietary, patented Direct Lithium Extraction Process. This process addresses the current economics and inefficiencies in the lithium market by significantly improving lithium recovery yields and shortening the time to commercial production. This process includes the following benefits:

•	When measured against traditional forms of commercialization (via natural solar evaporation), its technology increased lithium yields from the same resource from 40-50% to 80% with a substantially reduced land footprint;

•	Substantially improved process times and has achieved lithium carbonate end product from existing brine resources in 8 hours, as opposed to the industry average of 12 months; and

•	Non-dependent on climatic conditions, self-contained and eliminates the use of evaporation ponds.

In July 2013, Li3 and POSCO executed another non-exclusive, non-binding MOU, replacing the MOU executed in March 2012. Terms of the MOU include POSCO (at its sole expense), designing, building and operating a new pilot demonstration facility in Chile or, at another site to be mutually agreed upon. Li3 will provide all technical support for the facility as necessary as well as obtaining all required permitting. Additionally, Li3 and POSCO plan to negotiate terms for a Commercial Off-take agreement (inclusive of financial structure) for any products produced within the pilot demonstration facility upon its completion.

There can be no assurance that any final agreement will be reached with POSCAN with respect to a pilot plant, a commercial plant, any further investment by POSCAN, any purchase by POSCAN of our production, or otherwise.

Project Overview

Chile - Maricunga Project

Location

The Maricunga project consists of approximately 1,888 hectares, and is located in the northeast section of the Salar de Maricunga in Chile, the second largest lithium-bearing salt brine deposit in Chile. It consists of our 60% controlling interest in SLM Litio 1-6 (1,438 hectares - highlighted in blue on the map below) and the recently acquired Cocina Mining Concessions (450 hectares - highlighted in green on the map below).

The Salar de Maricunga is located in Region III (Atacama region) of northern Chile at an elevation of approximately 3,750m. It is classified as a mixed type of salar of the Na-Cl-Ca/SO4 system. It is located about 180km to the north-east of Copiapo, the capital of the Atacama region, via “Carreteradel Inca” highway.

Location of the Salar de Maricunga

Maricunga Project within the Salar

The area of each of our concessions is:

(a)	Litio 1- 1/29 - 130 hectares.
(b)	Litio 2- 1/29 - 143 hectares.
(c)	Litio 3- 1/58 - 286 hectares.
(d)	Litio 4- 1/60 - 297 hectares.
(e)	Litio 5- 1/60 - 300 hectares.
(f)	Litio 6- 1/60 - 282 hectares.
(g)	Cocina 19-27 - 450 hectares.

SLM Litio 1-6 Concessions

On May 20, 2011, we acquired 60% of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga (“SLM Litio 1-6”, comprising six exploitation mining concessions granted by the Chilean government, each held by one of the “Maricunga Companies”) through our Chilean subsidiary, Minera Li Energy SPA (“Minera Li”). The purchase price was $6,370,000 in cash, including amounts paid to agents, and 127,500,000 restricted shares of our common stock. Each mining concession grants the owner the right to explore and develop commercially, mineral deposits at the SLM Litio 1-6 property, except for lithium. The SLM Litio 1-6 Concessions were constituted post to the 1979 Lithium Exploitation Restrictions, meaning that, from a mining law point of view, their holder is not authorized to exploit lithium in the area covered by those concessions. These mining properties are not subject to royalties or other agreements. However, we must pay annual licenses in March of each year, aggregating approximately $15,000 per year for exploration and exploitation concessions.

In December 2011, we completed on schedule, the $8 million Phase One of the Exploration and Development Program established in August 2011 on our SLM Litio 1-6 concessions.

In May 2012, we reported the completion of the NI 43-101 of the Canadian Securities Administrators (NI 43-101) that summarized and validated the results of our $8 million Phase One Exploration and Development Program on our Maricunga Project in Chile which was completed in December 2011. The Technical Report was prepared by Donald H. Hains, Principal of Hains Technology and Associates, who is a “Qualified Person” as defined by NI 43-101. The NI 43-101 Compliant Measured Resource Report on SLM Litio 1-6 proves our SLM Litio 1-6 mining concessions have attractive lithium and potassium grades and recommended the project to advance to the Feasibility Study stage. The Company applied for a permit for the extraction of lithium from SLM Litio 1-6, however the Chilean ministry of mining has since suspended its process of awarding such permits. The Company intends to continue to seek a permit for the exploitation of lithium in the future. Presently, the Company is developing its plan to develop the SLM Litio 1-6 for potash production in conjunction with its development of its lithium prospect, Cocina, which is contiguous to SLM Litio 1-6.The Compliant Measured Resource Report estimated lithium and potassium concentrations as follows:

Average Concentration (g/L)
K	Li	Mg	Ca	SO4	B	Mg/Li	K/Li	(SO4+2B)/(Cs+Mg)
8.97	1.25	8.28	12.42	0.72	0.61	6.63	7.18	0.184

The report also included the following conclusions and recommendations:

-	Results of airlift testing and pumping tests on test trenches indicate that future brine production can be achieved through a combination of production wells and open trenches.

-	The analyses of brine chemistry indicate that the brine is amenable to lithium and potash recovery through conventional technology.

-	It is believed that through the application of proprietary technology developed by Li3’s strategic partners, lithium recovery from the brine can be significantly enhanced and may range from 45 percent to more than 70 percent.

-	It is the recommendation of the authors that a full feasibility study be completed for the Project. To date, we have not pursued a feasibility study as we do not have a permit to exploit lithium from SLM Litio 1-6. We plan to prepare a feasibility study for SLM Litio 1-6 as a potash producer and for Cocina Mining Concessions as lithium producer, both within a combined project.

In October 2012, the Company filed a request for approval of the Environmental Impact Declaration for the SLM Litio 1-6 concessions with the Chilean Environmental Authority. This approval was required to enable us to commence a feasibility study for the exploitation of potassium and production of potash, and was received in March 2013. Due to a lack of funds following the acquisition of our Cocina Mining Concessions in April, we have been unable to progress to the feasibility study stage on SLM Litio 1-6.

CocinaMining Concessions

On April 16, 2013, Minera Li entered into a purchase agreement (the “Purchase Agreement”) with Jose Resk Nara and Carlos Alfonso Iribarren (the “Sellers”) whereby it purchased all of the outstanding shares of SLM Cocina Diecinueve de la Hoyada de Maricunga, a Chilean legal mining company (the “Cocina Company”). Cocina Company was the sole owner of a group of exploitation mining concessions named Cocina 19 through 27 (the “Cocina Mining Concessions”).

Pursuant to the Purchase Agreement, Minera Li agreed to pay the Sellers $7.3 million, of which $2.0 million was paid on the Closing Date, $2.0 million was to be paid on July 16, 2013, $1.8 million is to be paid on October 16, 2013 and $100,000 is to be paid annually on each of April 16 for 15 years, beginning in 2014. The Cocina Mining Concessions were mortgaged in favor of the Sellers as a security for the remaining payment as specified in the Purchase Agreement.

The Company did not make the required July 16, 2013 payment. As the scheduled payment was not paid, the Sellers may foreclose on their mortgage at any time due to non-payment of amounts owed to the Sellers in accordance with the Purchase Agreement. The Company is currently in discussions to modify terms of the amounts owed to the Sellers, however, there is no assurance the Company will come to an agreement with the Sellers.

The Cocina Mining Concessions were constituted prior to the 1979 Lithium Exploitation Restrictions, meaning that, from a mining law point of view, their holder is authorized (having a constitutionally protected ownership right) to exploit lithium in the area covered by those concessions. As with any mineral exploitation in Chile, all other permits are required. Refer to section Lithium Exploitation Permitting in Chile below for more details about the rights to exploit lithium in Chile.

Lithium Exploitation Permitting in Chile

In Chile, the Chilean Organic Law on Mining Concessions (“LOCM”) and the Chilean Mining Code (“CMC”) provide that lithium may not be granted in a mining concession without prejudice of the mining concessions validly granted before lithium was declared as a mineral the exploration and exploitation of which could not be the object of a mining concession. As a result, only mining exploitation concessions initiated before January 1, 1979 are authorized for the exploitation of lithium. For all other cases, the CMC establishes the reserve of lithium to Chile and expressly provides that the exploration or exploitation of “non-concessible” substances (including lithium) can be performed only directly by the State of Chile, or its companies, or by means of administrative concessions or special operation contracts, fulfilling the requirements and conditions set forth by the President of Chile for each case. Additionally, Law 16,319, which created the Chilean Nuclear Energy Commission (the “NEC”), provides in its article 8ththat, for reasons of national interest, any act or contract in connection with lithium will require the previous authorization of NEC (or have NEC as a party thereto). NEC is entitled to subject any such authorization to the fulfillment by the applicant of certain conditions. Once any such authorization is granted, NEC is not authorized to amend it or terminate it, nor the applicant to resign it, for reasons other than those set forth in the resolution granting it.

Since the constitution process of the SLM Litio 1-6 Mining Concessions was initiated in 2000, the Maricunga Companies are not authorized to exploit lithium in the area covered by such concessions, unless they also obtain a CEOL authorizing such exploitation.

As the constitution process of the Cocina Mining Concessions was initiated in 1937, Minera Li (a wholly-owned subsidiary of Li3), as the owner of the Cocina Mining Concessions, is authorized to exploit lithium in the area covered by the Cocina Mining Concessions.

In June 2012, the Chilean Government’s Ministry of Mining established its first ever auction for the award of lithium, production quotas and licenses (Special Lithium Operations Contracts, or “CEOL”) which would permit the exploitation of an aggregate of 100,000 tons of lithium metal (approximately 530,000 tons of lithium carbonate equivalent) over a 20 year period, subject to a seven percent royalty. In September 2012, we formed a consortium consisting of us, POSCO, Daewoo International Corp, and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction. As required under the rules established by the Ministry of Mining, the Consortium submitted its bid for the CEOLs and in September 2012, the Company was informed that the Consortium’s bid was not the winning bid.

The Chilean government has since decided to invalidate the CEOL process due to an administrative error, as well as rescinding the CEOL Basis, which defined the regulations of the CEOL process. The Company submitted several appeals to the Chilean government requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. To date, the appeals have been rejected by the Chilean government. The Company continues to seek a concession for the SLM Litio 1-6, however, if no permit for lithium exploitation is acquired, the Company plans to develop and exploit potassium from this property.

Due to the uncertainty regarding the ability to obtain a lithium permit for our SLM Litio 1-6 property, we sought to acquire a property that did not require a CEOL to exploit lithium. Under these efforts, we acquired the Cocina Mining Concessions in April 2013.The Cocina Mining Concessions now enhance the viability of a combined project (the Maricunga Project) with the SLM Litio1-6 properties, from which we aim to exploit lithium and potassium from the Cocina Mining Concessions and potassium from SLM Litio 1-6. The majority of the past and current technical work performed on the project is applicable to the production of lithium and/or potash.

Other Permits

Our operations are subject to numerous Chilean and international laws and regulations governing the operation and maintenance of our facilities and the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

•	Require that we acquire the relevant permits before commencing extraction operations;

•	Restrict the substances that can be released into the environment in connection with mining and extraction activities;

•	Limit or prohibit mining activities on protected areas such as wetland or wilderness areas; and

•	Require remedial measures to mitigate pollution from former operations, such as dismantling abandoned production facilities.

Companies must meet, maintain and abide by strict environmental regulations in accordance with Chilean and international laws and regulations. We will also have to abide and comply with national labor laws that protect and govern our employees. Additionally, we believe that between our management team, the consultants and experts we have hired, we will be able to satisfy any and all regulatory and compliance requirements.

SLM Litio 1-6 Minority Shareholders

Minority shareholders own the remaining 40% of the Maricunga Companies. The Chilean Mining Code requires shareholders of legal mining companies (such as the Maricunga Companies) to contribute their pro rata portion of exploration and exploitation expenses that are established at a shareholders meeting (“Required Contributions”).

At shareholders meetings held on October 6, 2011, the Maricunga Companies established Required Contributions that were to be funded by the shareholders on or prior to January 4, 2012. The minority shareholders of each Maricunga Company defaulted on their obligations to fund such Required Contributions.

The Chilean Mining Code permits any legal mining company to initiate an executive trial, the final resolution of which would state that shares held by shareholders who fail to make any Required Contribution must be sold at a public auction. The Chilean Mining Code establishes that the minimum bid in such auction shall be the amount of the Required Contribution that the defaulting shareholders failed to contribute (the “Default Amount”). The proceeds of such auction shall go first to the relevant legal mining company in the amount of the Default Amount, and any proceeds in excess thereof shall be paid to the defaulting shareholders. If the minimum bid is not achieved in the auction, then the defaulting shareholders’ shares in the legal mining company will be cancelled and each non-defaulting shareholder’s funding obligations will increase proportionally. The defaulting shareholders may cancel this procedure by paying the Default Amount plus expenses at any time before the sale in the public auction.

As the majority shareholder of SLM Litio 1-6, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their 40% share of the properties. The minority shareholders have not paid their required contributions to the costs of conservation and exploration, which were agreed upon at the shareholders’ meeting on October 6, 2011. In December 2012, we received a favorable decision from one of the civil courts to auction approximately 4% of the shares once the judgment is executed. This was opposed by the shareholders, but the Court of Appeals of Copiapó confirmed the favorable decision. Now the favorable decision is being revised by the Supreme Court. We are awaiting the Supreme Court decision after which the second court of Copiapo should set a date and time for the auction of 4% of the shares. The other civil courts are due to issue their final decision regarding the auction of 12% of the shares. The remaining lawsuits for 24% of the shares are still in preliminary stage.

As indicated above, the shares of the minority shareholders of the Maricunga Companies will be cancelled in the scenario where the minimum bid is not achieved in the public auctions of all the lawsuits. If this scenario occurred, Minera Li would become the exclusive shareholder of each of the Maricunga Companies thereby absorbing them as a matter of law. Note however that (i) the shares of the minority shareholders are subject to pledges, injunction orders and judicial liens created in favor of third parties before the initiation of the above referred lawsuits; and (ii) there is no legal norm regulating how (i) would impact the absorption outcome.

Certain minority shareholders have filed counter claims against us, in two civil courts of Santiago, to declare, among other things, the invalidation of such shareholders’ meeting at which Required Contributions were established that such minority shareholders failed to make. In one of the courts, the process is on hold because the minority shareholders have not filed a new claim, as requested by the court. In the other court, we have filed our defense claiming that the lawsuits should be dismissed on the basis that the decision made in the shareholders´ meeting on October 6, 2011 was made in accordance with Chilean law, and that the amounts are necessary for the conservation and exploration of the mining property. Both lawsuits are currently on hold.

Under Article 189 of CMC, the transfer of the mining concession(s) which caused the legal mining company to exist requires the vote of 2/3 of the legal mining company’s shares. The legal mining company requires the same majority for entering into a promise (or equivalent) to totally or partially sell such concession(s). Accordingly and as of today, Minera Li’s rights in the Maricunga Companies are not sufficient to have the Maricunga Companies transfer the SLM Litio 1-6 Concessions or promise to sell them.

Competition

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

Employees

We have seven full-time employees and/or contract employees, including our Chief Executive Officer and Chief Financial Officer. In addition, we engage several advisors and consultants.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries

We currently have five wholly owned subsidiaries:

1.	Li3 Energy Peru SRL, a private limited company organized under the laws of Peru;

2.	Minera Li Energy SPA, a company registered in Chile;

3.	Alfredo Holdings, Ltd., an exempted limited company incorporated under the laws of the Cayman Islands;

4.	Pacific Road Mining Chile, S.A. a Chilean corporation, which is a subsidiary of Alfredo Holdings, Ltd.; and

5.	Noto Energy S.A., an Argentinean corporation.

We, through our subsidiary Minera Li Energy SPA, also own 60% of each of Sociedades Legales Minera Litio 1 a 6 de la Sierra Hoyada de Maricunga (“SLM Litio 1-6”), a group of six Chilean mining companies.

Li3 Energy Caymans, Inc., a previously wholly owned subsidiary incorporated under the laws of the Cayman Islands, was deregistered in June 2013.

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

Lithium and Lithium Mining

Lithium is the lightest metal in the periodic table of elements. It is a soft, silver white metal and belongs to the alkali group of elements, which includes sodium, potassium, rubidium, cesium and francium. The chemical symbol for lithium is “Li,” and its atomic number is 3.Like the other alkali metals, lithium has a single valence electron that is easily given up to form a cation (positively charged ion). Because of this, it is a good conductor of both heat and electricity and highly reactive, though it is the least reactive of the alkali metals. Lithium possesses a low coefficient of thermal expansion (which describes how the size of an object changes with a change in temperature) and the highest specific heat capacity (a measure of the heat, or thermal energy, required to increase the temperature of a given quantity of a substance by one unit of temperature) of any solid element.

No other metal is as lightweight, better at holding a charge or as good at dissipating heat as lithium. These properties make lithium an excellent material for manufacturing batteries (lithium-ion batteries). According to the U.S. Geological Survey’s (“USGS”) “Mineral Commodity Summaries 2013”, issued in January 2013, batteries accounted for 22% of lithium end-usage globally, and we expect demand for lithium from the battery segment to grow along with demand for such batteries. Although lithium markets vary by location, global end-usage was estimated by the USGS as follows: ceramics and glass, 30%; batteries, 22%; lubricating greases, 11%; air treatment, 4%; metallurgical, 4%; polymers, 3%; pharmaceuticals, 2%; primary aluminum production, 1%; and other uses, 23%. Lithium use in batteries expanded significantly in recent years, because rechargeable lithium batteries are being used increasingly in portable electronic devices and electrical tools.

Lithium is extracted from solutions called brines, which are associated with evaporate deposits, as well as from spodumene (a lithium aluminum silicate), which occurs in a rock called pegmatite.

Historically, and especially during the period leading up to and during World War II, lithium was designated a strategic metal, heavily used in the aircraft industry because it is light and strong. During this period the mineral spodumene (a lithium aluminum silicate) was mined by open pit hard rock mining methods and processed to recover the lithium. During the post-war period, lithium production from the higher cost hard rock mines was replaced by the lower cost extraction of lithium from the mineral rich brines associated with evaporite deposits. Evaporite deposits occur in environments characterized by arid conditions with extremely high evaporation rates. This environment typically occurs at high altitudes, greater than 3,000 meters above sea level, so evaporite deposits occur in only a very few locations in the world, including China (the province of Qinghai and the Autonomous Region of Tibet); the Puna Plateau, a high altitude plateau covering part of Argentina, Chile, Bolivia and the southern portion of Peru; and in a small region in Nevada, which is the core of what is called the Great Basin of the western United States.

Brine extraction (mining) and the recovery of lithium and other economic compounds is analogous to pumping water from an aquifer, but instead of fresh water, the water contains a variety of mineral salts in solution, including lithium, potassium (K), magnesium (Mg) and sodium (Na). This form of “mining” is much more efficient, cost effective and environmentally friendly than open pit mining. According to estimates from Byron Capital Markets and other public sources, estimated approximate costs of lithium production from spodumene can typically cost in the range of $2,700 to $4,500 per metric ton of lithium carbonate and is a process that is highly sensitive to energy costs. On the other hand, estimated cost of lithium production from brines can be between the range of $1,800 to $3,100 per metric ton of lithium carbonate. However, the processing cost can vary by a wide range, depending largely on:

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

Brine Exploration Phases

The life cycle of a brine mining operation can be divided into five phases:

•	Mining activity begins with the “exploration phase,” in which one seeks to define the type, extent, location and value of deposits and to estimate the grade and size of the deposits;

•	The “feasibility phase” then ensues to address the financial viability of the project (including any permitting requirements) and to determine whether or not to proceed to development - the end of the feasibility stage is marked by the conclusion of a feasibility study;

•	If the decision is made to move forward after the feasibility stage, then the “development phase” follows, in which the infrastructure needed to begin operations is constructed;

•	Upon completion of such infrastructure, a project enters the “production phase,” during which the applicable minerals are extracted, produced and sold;

•	Once all economically extractable minerals have been produced, a mine is closed and it enters the “reclamation phase,” in which the area is made suitable for future uses.

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

Global Market

Based on the most recent available information from the United States Geological Survey (“USGS”) issued in January 2013, market conditions improved for lithium-based products in 2012. Worldwide lithium production increased in 2012. Production volumes of two major lithium producers in Australia and Chile increased moderately through the third quarter of 2012. Argentina’s major lithium producer experienced weather-related complications during the year, which reduced production and delayed efforts to increase production capacity. Industry analysts and the major lithium producers expected worldwide consumption of lithium in 2012 to be between 25,900 and 28,200 tons, increasing by 7.5% to 10% from that of 2011. All of the major brine and mineral-based lithium producers increased their lithium prices in 2012. Many emerging companies continued exploring for lithium on claims worldwide. Numerous claims in Nevada, as well as in Argentina, Australia, Bolivia, and Canada, have been leased or staked.

Subsurface brines have become the leading raw material for lithium carbonate production worldwide because of lower production costs compared with the mining and processing costs for hard-rock ores. Owing to growing spodumene demand from China in the last several years, however, mineral-sourced lithium has gained market share on brine-sourced lithium. Two brine operations in Chile dominate the world market, and a facility at a brine deposit in Argentina produced lithium carbonate and lithium chloride. One new brine operation in Argentina began limited commercial production in 2012, and several additional brine operations were under development. Brine operations in China produced lithium carbonate, lithium chloride, and lithium hydroxide. Lithium minerals were used directly as ore concentrates in ceramics and glass applications worldwide and, increasingly, as feedstock for lithium carbonate and other lithium compounds in China.

Owing to China’s growing demand for high-quality spodumene by its chemical companies, Australia’s leading lithium ore miner doubled its production capacity, raising its total lithium carbonate equivalent production capacity to 110,000 tons per year. A major lithium brine producer agreed to acquire the Australian lithium ore miner in 2012 to diversify its supply of lithium. An emerging Australian lithium ore producer continued lithium concentrate production in Western Australia and opened a lithium carbonate plant in China, where the lithium concentrate was to be converted to battery-grade lithium carbonate and supplied to the Aisian market. Utilizing a unique reverse-osmosis process, a California company began producing high-purity lithium carbonate from geothermal brines. The reverse osmosis process eliminates the need for solar evaporation, a crucial and lengthy procedure in common brine operations. Initial lithium carbonate production was 500 tons per year.

Batteries, especially rechargeable batteries, are the uses for lithium compounds with the largest growth potential. Demand for rechargeable lithium batteries exceeds that of rechargeable non lithium batteries for use in cellular telephones, cordless tools, MP3 players, and portable computers and tablets. Major automobile companies were developing lithium batteries for electric motor. Non rechargeable lithium batteries were used in calculators, cameras, computers, electronic games, watches and other devices.

Lithium supply security has become a top priority for Asian technology companies. Strategic alliances and joint ventures have been, and are continuing to be, established with lithium exploration companies worldwide to ensure a reliable, diversified supply of lithium for Asia’s battery suppliers and vehicle manufactures.

According to the USGS, Chile is the leading lithium producer in the world.  Argentina, Australia, China, and the United States are also major producers. The 2013 edition of the USGS Mineral Commodity Summaries gives the following estimated world lithium mine production (in metric tons of lithium content):

	Mine production
	2012 (est.)		2011
Chile	13,000		12,900
Australia	13,000		12,500
China	6,000		4,140
Argentina	2,700		2,950
Portugal	820		820
Zimbabwe	500		470
Brazil	490		320
United States(1)	Withheld		Withheld
World total (rounded)	37,000	[1]	34,100	[1]

(1)	Excludes U.S. production.

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

Potassium Nitrate Market and Production

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

Potassium nitrate can be produced through various chemical reactions, including:

NH4NO3 (ammonium nitrate) + KCl (potash) NH4Cl (ammonium chloride) + KNO3

NH4NO3 + KOH (potassium hydroxide) NH3 (ammonia) + KNO3 + H2O

NaNO3 (sodium nitrate) + KCl NaCl (table salt) + KNO3

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

Terminated Agreement and Plan of Merger with Blue Wolf

On May 17, 2013, we entered into an agreement and plan of merger with Blue Wolf Mongolia Holdings Corp. (“Blue Wolf”) and Blue Wolf Acquisition Sub, Inc., the “Agreement and Plan of Merger” for purposes of obtaining additional funding to allow us to continue advancing the Maricunga project.

As required by the terms of the Agreement and Plan of Merger, among other closing conditions, Blue Wolf could not consummate the Transaction unless it retained an amount of cash not less than $5 million after payment of the purchase price for shares validly tendered and not properly withdrawn in its tender offer, and after payment of its fees and expenses. On July 11, 2013, we were advised that subsequent to the tender offer, there would be insufficient cash remaining and on this basis, Blue Wolf terminated the Agreement and Plan of Merger.

Additional Information

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The public may inspect or copy these materials at the Public Reference Room at the SEC at 100 F Street, N.E., Washington, D.C. 20549, and can obtain information of the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Our public filings are also available from the SEC’s website at www.sec.gov.

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

Although we were formed in June 2005, we have been, and continue to be, an exploration stage company. Therefore, we have limited operating and financial history available to help potential investors evaluate our past performance and the risks of investing in us. Moreover, our limited historical financial results may not accurately predict our future performance. Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. As a result of the risks specific to our new business and those associated with new companies in general, it is possible that we may not be successful in implementing our business strategy.

We have generated no revenues to date and do not anticipate generating any revenues in the near term. Our activities to date have been limited to capital formation, organization, acquisition of interests in mining properties and limited exploration on our projects, including digging and sampling of test pits and brine analysis on our SLM Litio 1-6 property. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our success is significantly dependent on a successful exploration, mining and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate exploitable quantities of mineral resources or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our Company.

Our past losses raise doubt about our ability to continue as a going concern.

The consolidated financial statements contained herein have been prepared assuming we will continue as a going concern. At June 30, 2013, we had no source of current revenue, had a cash balance of $12,667, negative working capital of $8,233,961 and negative cash flows from operations of $21,973,450during the period from June 24, 2005 (inception) through June 30, 2013.

We do not believe this negative working capital position is sufficient to maintain our basic operations, which does not include future exploration and acquisition activities, for at least the next 12 months.

We have sustained and continue to sustain losses as a result of our operations and cannot predict if and when we may generate profits.  In the event we identify commercial reserves of lithium or other minerals, it will require substantial additional capital to develop those reserves. We expect to finance our operations primarily through future equity or debt financing. However, as discussed in the notes to our consolidated financial statements included in this Report, there exists substantial doubt about our ability to continue as a going concern because there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mineral operations are subject to applicable law and government regulation, which could restrict or prohibit the exploitation of that mineral resource.

Both mineral exploration and extraction in Chile require obtaining mining concessions as well as permits from various foreign, federal, state, provincial and local governmental authorities, as the case may be, and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the mining rights and permits required for the continued exploration of its mineral properties or for the construction and operation of a mine on its properties (especially but not limited to extracting lithium) nor that it will be able to obtain or maintain any of such rights and permits at economically viable costs.

In Chile, the Chilean Organic Law on Mining Concessions (“LOCM”) and the Chilean Mining Code (“CMC”) provide that lithium may not be granted in a mining concession without prejudice of the mining concessions validly granted before lithium was declared as a mineral the exploration and exploitation of which could not be the object of a mining concession. As a result, only mining exploitation concessions initiated before January 1, 1979 are authorized for the exploitation of lithium. For all other cases, the CMC establishes the reserve of lithium to Chile and expressly provides that the exploration or exploitation of “non-concessible” substances (including lithium) can be performed only directly by the State of Chile, or its companies, or by means of administrative concessions or special operation contracts, fulfilling the requirements and conditions set forth by the President of Chile for each case. Additionally, Law 16,319, which created the Chilean Nuclear Energy Commission (the “NEC”), provides in its article 8th that, for reasons of national interest, any act or contract in connection with lithium will require the previous authorization of NEC (or have NEC as a party thereto). NEC is entitled to subject any such authorization to the fulfillment by the applicant of certain conditions. Once any such authorization is granted, NEC is not authorized to amend it or terminate it, nor the applicant to resign it, for reasons other than those set forth in the resolution granting it.

Since the constitution process of the SLM Litio 1-6 Mining Concessions was initiated in 2000, the Maricunga Companies are not authorized to exploit lithium in the area covered by such concessions, unless they also obtain a CEOL authorizing such exploitation. At the date of this report there is no assurance that the Chilean Government will begin another CEOL process. As the constitution process of the Cocina Mining Concessions was initiated in 1937, Minera Li (a wholly-owned subsidiary of Li3), as the owner of the Cocina Mining Concessions, is authorized to exploit lithium in the area covered by the Cocina Mining Concessions.

Lithium exploitation both in the area covered by the Cocina Mining Concessions as well as in the area covered by the SLM Litio 1-6 Mining Concessions (in case in the future it becomes legally possible to exploit lithium in this latter area) shall require the NEC authorization. To the best of our understanding (i) NEC provided its authorization when requested to do so in the past, subjecting the applicant to commercially reasonable production quotas; and (ii) the third party whose option to acquire the Cocina Mining Concessions (via acquiring 100% shares of the Cocina Company) recently expired obtained a NEC authorization for the exploitation of lithium from the area covered by such concessions subject to a production quota of 50,000 tons; and (iii) NEC granted an authorization to whomever were awarded with the CEOL public offer, provided that such entity informs the NEC on the price, purchaser, volume and use of each sale of lithium; informs the NEC, on an annual basis, on the volume sold, the amount of metallic lithium, the volume of extracted brine to produce the volume of lithium sold as well as the density and lithium volume in the brine; and sells or otherwise commercializes all the lithium produced in the best market conditions.

Even though the authorization that NEC granted to the third party is not transferable and the authorization that NEC granted to whomever was awarded the CEOL public offer should be considered extinguished as a consequence of the ineffectiveness of the CEOL public offer (and for as long as it remains ineffective), those authorizations shed light on the type of conditions that NEC may impose on Minera Li or the Maricunga Companies should any of them request an authorization from NEC to extract lithium from the area covered by the Cocina Mining Concessions or the SLM Litio 1-6 Mining Concessions (in case lithium exploitation from these latter concessions is authorized). Moreover, the granting of the NEC authorization (as well as the conditions such authorization could be subject to) should be decided exclusively on the grounds that it is related to the “production, acquisition, transfer, transport, and specific use of atomic energy and fertile fissionable and radioactive materials”, since that is the purpose of the NEC, which, in turn, determines NEC’s scope of authority.

In June 2012, the Chilean Government’s Ministry of Mining established its first ever auction for the award of lithium, production quotas and licenses (Special Lithium Operations Contracts, or “CEOL”) which would permit the exploitation of an aggregate of 100,000 tons of lithium metal (approximately 530,000 tons of lithium carbonate equivalent) over a 20 year period, subject to a seven percent royalty (in addition to paying taxes in accordance with the ordinary Chilean tax regime. In September 2012, we formed a consortium consisting of Li3, POSCO, Daewoo International Corp, and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction. As required under the rules established by the Ministry of Mining, the Consortium submitted its bid for the CEOLs and in September 2012, the Company was informed that the Consortium’s bid was not the winning bid.

The Chilean government has since decided to invalidate the CEOL process due to an administrative error, as well as rescinding the CEOL Basis, which defined the regulations of the CEOL process. The Company submitted several appeals to the Chilean government requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. The appeals have been rejected by the Chilean government.

This negative response implies that we are not authorized to exploit lithium from the area covered by the SLM Litio 1-6 mining concessions since such concessions do not authorize to exploit lithium. Accordingly, there can be no assurance that we will be able to obtain the permits necessary to exploit any minerals that its exploration activities discover in a timely manner or at all. Any such delay or failure would have a material adverse effect on the development horizon for SLM Litio 1-6 and its prospects.

Our option on the Alfredo Property has expired, and we may have a continuing obligation in the event we develop future iodine nitrate properties in Chile.

On August 3, 2010, we signed an agreement to acquire Alfredo Holdings, Ltd. which held an option to acquire six mining concessions in Pozo Almonte, Chile. We allowed the option to expire because we determined that the project was not economically viable. Pursuant to an amendment to our agreement with the Alfredo Sellers, if and when certain milestones are achieved with respect to any future Li3 Energy Chilean iodine nitrate project, we must make additional payments to the Alfredo Sellers in an aggregate amount of up to $5.5 million. There can be no assurance that financing sufficient to make such payments will be available to us when needed. We are not currently planning to explore, exploit or develop any iodine nitrate project in Chile.

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

Newer battery and/or fuel cell technologies could decrease demand for lithium over time, which could significantly impact our prospects and future revenues.

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

Lithium, iodine and nitrates prices are subject to unpredictable fluctuations, making it difficult to predict the economic viability of our exploration properties and projects.

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

The mining industry is highly competitive, and we face competition from many established global companies. We may not be able to compete effectively with these companies which may adversely affect our prospects.

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

We owe certain of our shareholders approximately $653,000 in cash as of June 30, 2013 as a result of certain registration rights penalties. While we intend to obtain waivers from each of these shareholders to ameliorate this debt, there is no guarantee that we will be able to do so in terms that are favorable to us.

On March 22, 2011, our board of directors approved a private placement offering with respect to an aggregate of 23,920,071 units of its securities, for aggregate gross proceeds of approximately $6,458,189 ($5,720,918 net after offering expenses and placement agent fees). We also issued to placement agents and finders warrants to purchase an aggregate of 1,913,606 shares of common stock at an exercise price of $0.27 per share and exercisable for a period of three years. Pursuant to a registration rights agreement for this offering, we agreed to file a registration statement with the SEC within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the warrants under the Securities Act, and to use its best efforts to cause such registration statement to become effective within 150 days after the filing date, all at our expense. Pursuant to the registration rights agreement, in the event we did not meet these deadlines, we agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured (up to an aggregate maximum penalty of 10%, or $645,819).We were required to file the registration statement by June 21, 2011, however the registration statement was not filed until July 1, 2011, and we recorded a monetary penalties accrual of $38,750. We were required to cause the registration statement to become effective by November 28, 2011, however the registration statement was not effective until March 19, 2012, and we increased the monetary penalties accrual to $518,243, (plus accrued interest of $134,723, included in accrued expenses, which is calculated at 18% per annum for registration rights penalties considered past due), and the penalty has not yet been paid as of June 30, 2013.

If we are unable to make payments due on October 16, 2013 to the sellers of SLM Cocina Diecinueve de la Hoyada de Maricunga, a Chilean based company and the owner of certain mining concessions in Chile, the sellers could foreclose on their mortgage and retain the concessions.

On April 16, 2013, we entered into a purchase agreement with Jose Resk Nara and Carlos Alfonso Iribarren to purchase all of the outstanding shares of SLM Cocina Diecinueve de la Hoyada de Maricunga, which owned the group of mining concessions Cocina 19 through 27 (the Cocina Mining Concessions).The transfer of the shares purchased therein has been completed and Minera Li has absorbed the Cocina Company as a matter of law (and the Company ceased to exist as of the date of acquisition). As a consequence thereof, Minera Li is the sole owner of the Cocina Mining Concessions.

Pursuant to the purchase agreement, we agreed to pay the sellers $7.3 million (including $1 million of interest), of which $2.0 million was paid on the closing date, $2.0 million is to be paid on July 16, 2013, $1.8 million is to be paid on October 16, 2013, and $100,000 is to be paid annually on each of April 16 for 15 years, beginning in 2014. The Company did not make the required July 16, 2013 payment. The Company is currently in discussions to modify the terms of the amounts owed to the Sellers, however, there is no assurance the company will come to an agreement with the Sellers. The Sellers may foreclose on their mortgage at any time due to non-payment of amounts owed to the Sellers in accordance with the Purchase Agreement. In the event of foreclosure, the concession could go to public auction and could be acquired by a third party, or retained by the Seller if nobody offers the minimum auction price.

Because we are small and have limited capital, we may have to limit our exploration and developmental mining activity which may adversely affect our prospects.

Because we are a small exploration stage company and have limited capital, we may have to limit our exploration and production activity. As such, we may not be able to complete an exploration program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves, our ability to generate revenues and its prospects will be adversely affected.

Compliance with environmental and other government regulations could be costly and could negatively impact production and adversely affect our operating results.

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

The Maricunga Project requires, as a condition precedent for commencing any extracting activity, the approval by the Chilean environmental authorities of its environmental impact study. The process to obtain the approval of an environmental impact study includes, among other things, requiring the opinion of all relevant authorities with environmental powers. Once the environmental impact study is approved, no sectional environmental permit can be denied.

The developer of the Maricunga Project also needs to obtain all non-environmental permits necessary to carry out exploration and exploitation mining activities in the area. The environmental impact assessment system regulated in law 19 300 considers the inclusion of the mitigation measures to protect the habitat of vulnerable animals in the area which should be included by us in the environmental impact study or statement, as applicable.

We may be legally required to obtain water rights as a condition precedent to commencing any extraction of minerals from the Maricunga Project.

The Maricunga Project, if successful, involves extracting mineral (lithium and potassium) from the Salar de Maricunga. The Salar de Maricunga has a high presence of semi superficial water. We may be legally required to obtain water rights as a condition precedent to commencing any extraction of minerals from the Maricunga Project.

We may be unable to amend the mining claims that we are seeking to acquire to cover the primary minerals that we plan to develop.

Our business plan includes acquisition, exploration and development of lithium and potassium brine properties. However, we may pursue this goal by acquiring salt-mining claims and/or options or other interests in salt-mining claims or other types of claims, which we intend to seek to have amended to cover lithium extraction. There can be no assurance that we will be successful in amending any such claims timely, economically or at all.  See Risk Factors - “Mineral operations are subject to applicable law and government regulation” above.

We may not be able to acquire additional mineral properties.

Our only material asset is our Maricunga properties. If we lose, abandon or otherwise dispose of our interest in all or part of these properties, there is no assurance that we will be able to acquire any other mineral properties of merit.

Title to our properties may be challenged, impugned or revoked or be subject to undetected defects, which may result in the loss of all or a portion of our rights or interests.

Although we have exercised customary due diligence with respect to determining title to our properties, there can be no assurance that our rights or interests in and to our properties will not be challenged, impugned or revoked. Our properties may be subject to prior unregistered agreements or transfers or indigenous land claims and title may be affected by undetected defects. If title defect exists, it is possible that we may lose all or a portion of our interest in our properties. Until competing rights or interest to our properties have been determined, there is no assurance as to the validity of our rights or interest to our properties. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties, and the title to our mineral properties may also be impacted by state action.

We may have difficulty managing growth in our business, which could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

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

If we are unable to keep our key management personnel, then we are likely to face significant delays at a critical time in our corporate development and our business is likely to be damaged which could have a material adverse effect on our business, financing condition and operations.

Our success depends upon the skills, experience and efforts of our management and other key personnel, including our Chief Executive Officer. As a relatively new company, much of our corporate, scientific and technical knowledge is concentrated in the hands of a few individuals. We do not have employment agreements with any of our employees other than our Chief Executive Officer and Chief Financial Officer. We do not maintain key-man life insurance on any of our management or other key personnel. The loss of the services of one or more of our present management or other key personnel could significantly delay our exploration and development activities as there could be a learning curve of several months or more for any replacement personnel. Furthermore, competition for the type of highly skilled individuals we require is intense and we may not be able to attract and retain new employees of the caliber needed to achieve our objectives. Failure to replace key personnel could have a material adverse effect on our business, financial condition and operations.

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

As a public company, we must comply with various laws and regulations, including the Sarbanes-Oxley Act of 2002 and related rules of the SEC. Complying with these laws and regulations requires the time and attention of our board of directors and management, and increases our expenses. Among other things, we must:

•	maintain and evaluate a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	maintain policies relating to disclosure controls and procedures;

•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•	institute a more comprehensive compliance function, including with respect to corporate governance; and

•	Involve, to a greater degree, our outside legal counsel and accountants in the above activities.

In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors, particularly directors willing to serve on our audit committee.

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

State Blue Sky registration - potential limitations on resale of the shares.

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

Current stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby. We are currently authorized to issue an aggregate of 1,000,000,000 shares of capital stock consisting of 990,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of October 2, 2013, there are 395,497,453 shares of our common stock and no shares of our preferred stock outstanding. There are 1,949,999 shares of our common stock reserved for issuance under our 2009 Equity Incentive Plan (the “2009 Plan”), of which we have 1,450,000 nonqualified stock options and 399,999 restricted stock units outstanding. Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. In addition, there are 163,227,532 shares of our common stock issuable upon the exercise of outstanding warrants and another approximately 27,289,848 shares issuable upon conversion of outstanding convertible promissory notes.

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

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at June 30, 2013 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

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

The information set forth above under “Business” relating to our exploration properties within the Salar de Maricungais incorporated herein by reference.

We also lease approximately 1,500 square feet of office space in Santiago, Chile, with monthly rent of approximately $4,000. This lease commenced on July 1, 2011, and we paid rent during fiscal year 2013 amounting to $44,951. This lease expires on June 30, 2014. We believe our leased facilities are adequate for our needs at present.

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

As the majority shareholder of SLM Litio 1-6, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their share of the properties. The minority shareholders have not paid their required contributions to the costs of conservation and exploration, which were agreed upon at the shareholders’ meeting on October 6, 2011. In December 2012, we received a favorable decision from one of the civil courts to auction approximately 4% of the shares once the judgment is executed. This was opposed by the shareholders, but the Court of Appeals of Copiapó confirmed the favorable decision. Now the favorable decision is being revised by the Supreme Court. We are awaiting the Supreme Court decision after which the second court of Copiapo should set a date and time for the auction of 4% of the shares. The other civil courts are due to issue their final decision regarding the auction of 12% of the shares. The remaining lawsuits for 24% of the shares are still in preliminary stage.

Certain minority shareholders have filed counter claims against us, in two civil courts of Santiago, to declare, among other things, the invalidation of such shareholders’ meeting at which required contributions were established that such minority shareholders failed to make. In one of the courts, the process is on hold because the minority shareholders have not filed a new claim, as requested by the court. In the other court, we have filed our defense claiming that the lawsuits should be dismissed on the basis that the decision made in the shareholders´ meeting on October 6, 2011 was made in accordance with Chilean law, and that the amounts are necessary for the conservation and exploration of the mining property. Both lawsuits are currently on hold.

Our future plans are not dependent on the outcome of this matter with respect to the development of the Maricunga project.

ITEM 4.	MINE SAFETY DISCLOSURES

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended June 30, 2013, despite the fact Li3 Energy, Inc. is outside the “Mine Act” jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

As of October 2, 2013, there were 395,497,453 shares of our common stock issued and outstanding, 163,227,532 shares issuable upon exercise of outstanding warrants and other rights, approximately 27,289,848 shares issuable upon conversion of outstanding convertible notes, 399,999 shares of common stock issuable upon vesting of restricted stock units, and 1,450,000 shares issuable upon exercise of outstanding options. Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. On October 2, 2013, there were approximately 185 holders of record of shares of our common stock.

Since July 1, 2006, our common stock has been listed for quotation on the OTCBB, originally under the symbol “MYTC.” Our symbol changed to “NNDY” in July 2008 in connection with our name change to Nano Dynamics Holdings, Inc. Our symbol changed to “LIEG” effective November 18, 2009, in connection with our name change to Li3 Energy, Inc. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange.

The following table sets forth the high and low bid prices for our common stock for the fiscal quarters indicated as reported on the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service.The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our Common Stock is thinly traded and, thus, pricing of our common stock on the OTCBB does not necessarily represent its fair market value.

Fiscal Year Ending June 30, 2012	High	Low
First Quarter	$0.2300	$0.1010
Second Quarter	0.1300	0.0600
Third Quarter	0.1400	0.0700
Fourth Quarter	0.1000	0.0600

Fiscal Year Ending June 30, 2013	High	Low
First Quarter	$0. 1000	$0.0500
Second Quarter	0.0800	0.0400
Third Quarter	0.0600	0.0300
Fourth Quarter	0.0600	0.0400

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

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors adopted, and our stockholders approved, our 2009 Equity Incentive Plan (the “2009 Plan”) on October 19, 2009. The 2009 Plan reserves a total of 5,000,000 shares of our common stock for issuance pursuant to awards granted thereunder. If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan. As of the date of this report, we have issued 3,050,001 shares of our common stock under the 2009 Plan, and 1,949,999 shares remain reserved for issuance.

We have currently granted the following awards under the 2009 Plan:

(a)	awards of 1,450,000 nonqualified stock options with a weighted average exercise price of approximately $0.22 per share, none of which have been exercised. 1,200,000 of the stock options have vested and have five year terms expiring in August 2017, and the remaining 250,000 options vest on September 1, 2013 and have a five year term;

(b)	an award of 2,500,000 shares of restricted stock which are fully vested and issued; and

(c)	awards of restricted stock units with respect to 950,000 shares of common stock, 550,001 of which are fully vested and issued, 233,333 of which vest in January 2014, 83,333 of which vest in March 2014, and the remaining 83,333 of which vest in March 2015.

Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations and have not issued any of these shares.

Other awards of nonqualified stock options were previously granted under the 2009 Plan, however such awards expired unexercised and the shares subject to these awards are therefore available for further awards under the 2009 Plan.

The following table provides information as of June 30, 2013, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Weighted-
		average	Number of securities
	Number of securities	Exercise price of	remaining available for
	to be issued upon	Outstanding	future issuance under equity
	exercise of	options,	compensation plans
	outstanding options,	Warrants and	(excluding securities reflected
	warrants and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,450,000	$0.22	499,999	(2)
Equity compensation plans not approved by security holders	-	-	-
Total	1,450,000	$0.22	499,999	(2)

(1)	Represents the 2009 Equity Incentive Plan.
(2)	399,999 of such shares are reserved for issuance pursuant to Restricted Stock Units granted under the 2009 Plan.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a South America based exploration company in the lithium and potassium mining sector. We aim to acquire and develop lithium and potassium brine deposits in South America.

We own (a) a 60% interest in SLM Litio 1-6, which consists of mining concessions covering an area of approximately 1,438 hectares is located in the Salar de Maricunga in northern Chile; and (b) the Cocina Mining Concessions covering450 hectares located adjacent to the existing SLM Litio 1-6 mining concessions, which corresponds to a strategic lithium asset. We are currently evaluating additional exploration and production opportunities.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission (“SEC”) (the “Form 10-K”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of, and for the years ended, June 30, 2013 and 2012, are based on our audited consolidated financial statements as of June 30, 2013, and for the years ended June 30, 2013 and 2012.

You should read this discussion and analysis together with such consolidated financial statements and the notes thereto.

Going Concern

At June 30, 2013, we had no source of current revenue, had a cash balance of $12,667, a negative working capital of $8,233,961 and negative cash flows from operations of $21,973,450 during the period from June 24, 2005 (inception) through June 30, 2013.

In the course of our exploration activities, we have sustained and continue to sustain losses. We cannot predict if and when we may generate profits. In the event we identify commercial reserves of minerals, we will require substantial additional capital to develop those reserves and permits from the Chilean government to exploit the mineral reserves, neither of which is assured.

To take us into the operational stage and to begin generating revenues, we will require a substantial injection of funds to progress development of our properties. We have been actively seeking sources of funding through both equity and debt financings. However, there exists substantial doubt about our ability to continue as a going concern because there is no assurance that we will be able to obtain such capital. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, then our operations would be materially negatively impacted.

On May 14, 2013, the Company issued an unsecured Convertible Promissory Note to Asher Enterprises, Inc. (“Asher”) in the amount of $158,500, bearing an interest rate of 8% per annum with a maturity date of February 17, 2014.  On July 15, 2013, the Company issued another unsecured Convertible Promissory Note to Asher in the amount of $53,000, bearing an interest rate of 8% per annum with a maturity date of April 17, 2014.

On August 16, 2013, the Company entered into an Offer to Finance agreement with 2265866 Ontario, Inc. (the “Lender”) under which the Lender agreed to loan CAD $500,000 to Li3 at an interest rate of 18% per annum with a maturity date of March 31, 2014. The net proceeds received were $482,605 based on the foreign exchange rate on the date of funding.

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

Operational Update

Maricunga project

Our Maricunga project comprises of undeveloped 1,888 hectares of property located in the northeast section of the Salar de Maricunga in Region III of Atacama, in northern Chile, and consists of our 60% controlling interest in SLM Litio 1-6 and the recently acquired Cocina Mining Concessions.

In September 2011, in order to provide funding to begin the initial assessments of producible minerals from the SLM Litio 1-6, we entered into a subscription agreement with POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO (a South Korean company). In accordance with the subscription agreement, POSCAN purchased 38,095,300 Units of our securities for approximately $8 million, with each “Unit” consisting of one share of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $0.40 per share.

In May 2012, we reported the completion of the NI 43-101 of the Canadian Securities Administrators (NI 43-101) that summarizes and validates the results of our $8 million Phase One Exploration and Development Program on our SLM Litio 1-6 in Chile, completed in December 2011. The Technical Report was prepared by Donald H. Hains, P. Geo., Principal of Hains Technology Associates, who is a Qualified Person as defined by NI 43-101. The report included the following conclusions and recommendations:

-	Results of airlift testing and pumping tests on test trenches indicate that future brine production can be achieved through a combination of production wells and open trenches.

-	The analyses of brine chemistry indicate that the brine is amenable to lithium and potash recovery through conventional technology.

-	It is believed that through the application of proprietary technology developed by Li3’s strategic partners, lithium recovery from the Maricunga brine can be significantly enhanced and may range from 45 percent to more than 70 percent.

-	It is the recommendation of the authors that a full feasibility study be completed for the Project.

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

In June 2012, the Chilean Government’s Ministry of Mining established its first ever auction for the award of lithium, production quotas and licenses (Special Lithium Operations Contracts, or “CEOL”) which would permit the exploitation of an aggregate of 100,000 tons of lithium metal (approximately 530,000 tons of lithium carbonate equivalent) over a 20 year period, subject to a seven percent royalty. In September 2012, we formed a consortium consisting of us, POSCO, Daewoo International Corp, and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction. The Consortium submitted its bid for the CEOLs and in September 2012, the Company was informed that the Consortium’s bid was not the winning bid.

The Chilean government has since decided to invalidate the CEOL process due to an administrative error, as well as rescinding the CEOL Basis, which defined the regulations of the CEOL process. The Company submitted several appeals to the Chilean government requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. The appeals have been rejected by the Chilean government. This negative response implies that we are not authorized to exploit lithium from the area covered by the SLM Litio 1-6 mining concessions since such concessions do not authorize to exploit lithium. Accordingly, there can be no assurance that we will be able to obtain the permits necessary to exploit any minerals that our exploration activities discover in a timely manner or at all.

In October 2012 the Company filed a request for approval of the Environmental Impact Declaration for the SLM Litio1-6 concessions with the Chilean Environmental Authority. This approval was required to enable us to commence a feasibility study for the exploitation of potassium and production of potash, and was received in March 2013. Due to a lack of funds following the acquisition of our Cocina Mining Concessions in April, we have been unable to progress to the feasibility study stage on SLM Litio 1-6.

On April 16, 2013, Minera Li entered into a purchase agreement (the “Purchase Agreement”) with Jose Resk Nara and Carlos Alfonso Iribarren (the “Sellers”) whereby it purchased all of the outstanding shares of SLM Cocina Diecinueve de la Hoyada de Maricunga, a Chilean legal mining company (the “Cocina Company”). Cocina Company was the sole owner of a group of exploitation mining concessions named Cocina 19 through 27 (the “Cocina Mining Concessions”)comprising 450 hectares and increasing the Company´s land holdings within Maricunga to 1,888 hectares.

Pursuant to the Purchase Agreement, Minera Li agreed to pay the Sellers $7.3 million, of which $2.0 million was paid on the Closing Date, $2.0 million is to be paid on July 16, 2013, $1.8 million is to be paid on October 16, 2013and $100,000 is to be paid annually on each of April 16 for 15 years, beginning in 2014.The Cocina Mining Concessions were mortgaged in favor of the Sellers as a security for the remaining payment as specified on the Purchase Agreement.

The Company did not make the required payment on July 16, 2013. The Company is currently in discussions to modify terms of the amounts owed to the Sellers, however, there is no assurance the Company will come to an agreement with the Sellers.

The Cocina Mining Concessions were constituted prior to the 1979 Lithium Exploitation Restrictions, meaning that, from a mining law point of view, Minera Li is authorized to exploit lithium in the area covered by those concessions. As with any mineral exploitation in Chile, Minera Li requires all other permits which according to Chilean law are necessary to exploit minerals.

Due to the uncertainty regarding the lithium permit for SLM Litio 1-6, we are pursuing these concessions as a producer of potash. Our NI 43-101 of the Canadian Securities Administrators (NI 43-101) shows that potassium resources are available in these properties. The majority of the past and current technical work performed on the project is applicable to the production of lithium and/or potassium. Potassium exploitation does not require special permits and it is exploitable via regular mining concessions, according to the Chilean Mining Code. Initial estimations suggest that a potash project is economically feasible. However, there can be no assurance that we will be able to do so in the near future or at all.

Therefore our Maricunga project is currently focused on the development of our Cocina Mining Concessions to produce lithium carbonate and potash and our SLM Litio 1-6 to produce potash.

The Company determined that the inability to secure a permit to produce lithium from SLM Litio 1-6 represents events or changes in circumstances that indicate that the carrying amount of SLM Litio 1-6 may not be recoverable under ASC 360, Property Plant and Equipment. On this basis, the Company conducted a review of that asset for recoverability by evaluating SLM Litio 1-6 as a “potash-only” producer. Because the SLM Litio 1-6 asset is in its exploration stage of development, a market based approach was used to determine the fair value of the mineral rights. As the Company only had two principal assets, the Cocina Mining Concessions and SLM Litio 1-6, the Company evaluated impairment principally by estimating the enterprise value of the Company at June 30, 2013 and from that, deducing the fair value of SLM Litio 1-6.

Based on the evaluation, the Company determined that the long-lived asset of SLM Litio 1-6 was not fully recoverable and recognized an impairment charge of approximately $46.5 million to write the mineral rights down from their carrying value to their estimated fair value of approximately $17.2 million at June 30, 2013.

In March 2013, POSCO announced that it has developed a chemical lithium extraction technology that reduces recovery time from around 12 months to just eight hours. The technology increases the lithium recovery rate from a maximum of 50% using traditional evaporation ponds to more than 80%, and the lithium carbonate produced is more than 99.9% pure. If the Maricunga project progresses to production stage, the Company plans to utilize this technology as the means of extraction in order to gain efficiencies.

Maricunga Minority Shareholders’ Lawsuit Update

As the majority shareholder of SLM Litio 1-6, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their share of the properties. The minority shareholders have not paid their required contributions to the costs of conservation and exploration, which were agreed upon at the shareholders’ meeting on October 6, 2011. In December 2012, we received a favorable decision from one of the civil courts to auction approximately 4% of the shares once the judgment is executed. This was opposed by the shareholders, but the Court of Appeals of Copiapó confirmed the favorable decision. Now the favorable decision is being revised by the Supreme Court. We are awaiting the Supreme Court decision after which the second court of Copiapo should set a date and time for the auction of 4% of the shares. The other civil courts are due to issue their final decision regarding the auction of 12% of the shares. The remaining lawsuits for 24% of the shares are still in preliminary stage.

Certain minority shareholders have filed counter claims against us, in two civil courts of Santiago, to declare, among other things, the invalidation of such shareholders’ meeting at which required contributions were established that such minority shareholders failed to make. In one of the courts, the process is on hold because the minority shareholders have not filed a new claim, as requested by the court. In the other court, we have filed our defense claiming that the lawsuits should be dismissed on the basis that the decision made in the shareholders´ meeting on October 6, 2011 was made in accordance with Chilean law, and that the amounts are necessary for the conservation and exploration of the mining property. This lawsuit is still in the discovery stage. Both lawsuits are currently on hold.

Strategic Plan

Part of our strategic plan is to explore and develop our existing projects as well as to identify other synergistic opportunities with new projects with production potential that that could also be advanced in an accelerated manner, with the goal of becoming a company with valuable lithium, potassium and other industrial minerals properties.  Our primary objective is to become a low cost lithium and potash producer utilizing improved technologies for the extraction of lithium and potash from brines in an accelerated manner. The key to achieving this objective is to become an integrated chemical company through the strategic acquisition and development of lithium and potassium assets, as well as other assets that have by-product synergies.

On April 16, 2013, we acquired the Cocina Mining Concessions, which consists of 450 hectares located adjacent to our existing SLM Litio 1-6 property and are permitted for the exploitation of lithium. Given our inability to date to obtain the necessary permits for lithium exploitation for our SLM Litio 1-6 property, we are pursuing a strategy that involves the production of potash from those properties simultaneously with the production of lithium carbonate and potash from the Cocina Mining Concessions. Our Technical Report in accordance with National Instrument 43-101 of the Canadian Securities Administrators (“NI 43-101”) shows that potassium resources are available in the SLM Litio 1-6properties. As part of our strategic plan, we always had plans to produce a potassium by-product alongside the lithium. Potassium exploitation does not require special permits and is exploitable via regular mining concessions, according to the Chilean Mining Code.

Results of Operations

Fiscal Year Ended June 30, 2013 Compared with Fiscal Year Ended June 30, 2012

Revenues

We had no revenues during the years ended June 30, 2013 and 2012.

Operating Expenses

Exploration Expenses

During the years ended June 30, 2013 and 2012, we incurred exploration expenses of $489,671 and $6,193,533, respectively. The expenses incurred during the year ended June 30, 2013 relate to our efforts to obtain the environmental permits that will allow us to take our Maricunga project to a feasibility stage. The expenses incurred during the year ended June 30, 2012 related primarily to our efforts to begin exploration activities on our Maricunga project and principally included drilling and other related expenses.

Mineral Rights Impairment Expense

During the years ended June 30, 2013 and 2012, we incurred impairment expenses of $46,493,626 and $300,000, respectively. The impairment expense recorded during the year ended June 30, 2013 is a result of the Company evaluating SLM Litio 1-6 as a “potash-only” producer and conducting a review of that asset for recoverability. Because the SLM Litio 1-6 asset is in its exploration stage of development, a market based approach was used to determine the fair value of the mineral rights. Mineral rights impairment expense recorded during the year ended June 30, 2012 is a result of the impairment of the Noto properties on the basis that it was not deemed economically feasible to continue pursuing the development of these properties.

Loss on Settlements, Net

During the year ended June 30, 2013, the Company recorded a gain on settlements of $12,559 as a result of settlement agreements with respect to a total of $482,296 of obligations, under which the Company issued an aggregate of 7,198,294 shares of the Company’s common stock, valued at $469,737. There were no similar transactions during the year ended June 30, 2012.

General and Administrative Expenses

Our general and administrative expenses for the years ended June 30, 2013 and 2012 consisted of the following:

			Increase
	June 30, 2013	June 30, 2012	(Decrease)
Rent	$83,752	$98,668	$(14,916)
Office expenses	37,670	160,504	(122,834)
Communications	55,943	63,974	(8,031)
Travel expenses	215,353	899,241	(683,888)
Legal fees	884,945	1,195,750	(310,805)
Accounting & finance fees	334,324	333,016	1,308
Audit fees	228,438	144,848	83,590
Other professional fees	340,331	845,796	(505,465)
Marketing and investor relations	37,769	304,858	(267,089)
Board of Directors fees	244,000	215,935	28,065
Bank fees	7,844	8,620	(776)
Salaries & wages	1,245,948	1,145,958	99,990
Relocation expenses	40,479	-	40,479
Stock-based compensation	603,828	649,580	(45,752)
Depreciation and amortization	37,030	30,372	6,658
Registration rights penalties	-	479,777	(479,777)
Other penalties	120,000	-	120,000
Write-offs of deposits	-	400,000	(400,000)
Other	26,478	19,146	7,332
	$4,544,132	$6,996,043	$(2,451,911)

We incurred total general and administrative expenses of $4,544,132 for the year ended June 30, 2013 compared to $6,996,043 for the year ended June 30, 2012, a $2,451,911 decrease, comprised mainly of decreases in:

•	Office expenses of $122,834, as a result of one-off costs incurred for the set up of the Chile office during 2012, and cost reduction efforts undertaken by the Company during 2013;

•	Travel expenses of $683,888, due to reduced travel activity required in seeking sources of funding in the first half of 2013 as a result of the POSCO second tranche of funding received, and efforts initiated by the Company to reduce costs in the second half of 2013;

•	Legal fees of $310,805. During 2012, significant legal fees were incurred in relation to financing and capital raising, potential transactions, structuring, tax issues and equity incentive plans;

•	Other professional fees of $505,465, due to a reduction in the use of outside professionals and the efforts of the Company to reduce costs. Additionally, non-recurring consulting fees were incurred in 2012 in relation to the acquisition of SLM Litio 1-6 and the commencement of the Maricunga project;

•	Marketing and investor relations of $267,089,as a result of the decrease in investor relations activities and the efforts of the Company to reduce costs;

•	Registration rights penalties of $479,777, which related to potential penalties recognized in 2012 in connection with the failure to file a timely registration statement. No such penalties were incurred during 2013;

•	Write-offs of deposits of $400,000, which related to the write-off of deposit payments to New World Resource Corp. and to the Claritas and Bongos properties in 2012. No such write-off was incurred during 2013.

The decreases in the above expenses were partially offset by increases in:

•	Audit fees of $83,590 primarily due to increase in cost of quarterly review fees of $15,540 in 2013 as a result of increased complexity and accrual for annual audit fee of $60,000 made in current year;

•	Salaries & wages of $99,990, mainly due to hiring a full-time CFO and Vice President in March 2012 ($233,808), CEO salary increase effective January 2012 ($25,000), salaries for Chile employees allocated to exploration costs in 2012 ($163,886), partially offset by reduced salaries in Peru due to office closure ($209,480) and the resignation of the COO in December 2012 ($113,224);

•	Other penalties of $120,000 have been accrued but unpaid, representing penalties assessed by the IRS in relation to the late filing of Form 5471 (an information return with respect to certain foreign corporations) for the 2010, 2011 and 2012 years. We are seeking to have the penalties forgiven but there is no assurance we will be successful.

Other Income (Expense)

Loss on Debt Extinguishment

A loss on debt extinguishment of $841,752 was recognized during the year ended June 30, 2012 as a result of entering into a waiver agreement with the lenders whereby the terms of the convertible notes were extended and the conversion price was reduced from $0.40 per share to $0.12 per share. During the year ended June 30, 2013, the Company entered into another waiver agreement with the lenders whereby the terms of the convertible notes were extended and the conversion price was reduced from $0.12 per share to $0.095 per share, and a loss on debt extinguishment of $37,235 was recognized. As a result of the modifications of the terms of the convertible notes, the Company expensed all unamortized deferred financing costs and recorded the difference between the carrying value of the notes and the estimated fair value of the post-modification notes as loss on debt extinguishment.

Change in Fair Value of Derivative Liability - Warrant Instruments

During the year ended June 30, 2013, we recorded a gain of $8,471,743 on the change in fair value of derivative liability - warrant instruments, compared to $10,780,342 during the year ended June 30, 2012.  The change in fair value of our derivative warrant liability has no impact on our cash flows from operations and was primarily a result of the decrease in our stock price during the year ended June 30, 2013.

Warrant Modification Expense

During the year ended June 30, 2013, the Company adjusted the exercise price of the warrants previously issued to POSCAN from $0.40 to $0.21 per share in conjunction with the closing of POSCAN’s second tranche of investment. The incremental value of the warrants before and after the modification was $171,150 and was reported as warrant modification expense. There were no similar transactions during the year ended June 30, 2012.

Interest Expense

During the years ended June 30, 2013 and 2012, net interest expense was $419,745 and $1,150,634, respectively.  The decrease in interest expense was primarily a result of the decrease in amortization of discount on notes payable and deferred financing costs, which amounted to $179,590 during the year ended June 30, 2013 and $979,059 during the year ended June 30, 2012 and interest income of $36,878 earned on funds on deposit during the year ended June 30, 2013. This decrease in interest expense has been partially offset by an increase in interest expense for the year ended June 30, 2013 on registration rights penalties of $51,847and interest related to late payment of supplier invoices of $37,710.

Gain on Foreign Currency Transactions

During the years ended June 30, 2013 and 2012, gain on foreign currency transactions amounted to $32,924 and $14,142, respectively, and such activity was related to our operations in Peru and Chile.

Net Loss

Net loss for the year ended June 30, 2013 was $43,638,333 compared to $4,687,478 for the year ended June 30, 2012, an increase of $38,950,855. The increase in net loss is primarily due to the increase in mineral rights impairment expense of $46,493,626 and the decrease in unrealized gain on the change in fair value of derivative liabilities of $2,308,599, which have been partially offset by: the decrease in exploration expenses of $5,703,862;the decrease in general and administrative expenses of $2,451,911; the decrease in loss on debt extinguishment of $804,517;and the decrease in net interest expense of $730,889.

Net Loss Attributable to Non-Controlling Interest

During the years ended June 30, 2013 and 2012, the net loss attributable to non-controlling interests was $18,798,439 and $2,375,407, respectively.  This represents the non-controlling interest’s 40% share of expenses relating to the exploration of the SLM Litio 1-6 Property, and includes their 40% share of the mineral rights impairment expense recorded during the year ended June 30, 2013.

Liquidity and Capital Resources

We are primarily engaged in exploration and acquisition of new properties and do not generate income from operations currently. Our only source of liquidity has been debt and equity financing.

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

As of June 30, 2013, the Company had a cash balance on hand of $12,667, which is not sufficient to maintain its basic operations for 12 months. We have implemented a cost reduction program and we are taking the necessary actions to preserve cash. We are in progress of evaluating the total costs and activities that a potassium project requires. The Company has no source of revenue; however management is actively seeking additional funding in the form of equity and/or debt from potential investors.

Commitments Relating to Mineral Rights

On April 16, 2013, we entered into a purchase agreement with Jose Resk Nara and Carlos Alfonso Iribarren to purchase all of the outstanding shares of SLM Cocina Diecinueve de la Hoyada de Maricunga, which owned the group of mining concessions Cocina 19 through 27 (the Cocina Mining Concessions). Pursuant to the purchase agreement, we agreed to pay the sellers $7.3 million, of which $2.0 million was paid on the closing date, $2.0 million is to be paid on July 16, 2013, $1.8 million is to be paid on October 16, 2013, and $100,000 is to be paid annually on each of April 16 for 15 years, beginning in 2014.

The transfer of the shares purchased therein has been completed and Minera Li has absorbed the Cocina Company as a matter of law. As a consequence thereof, Minera Li is the sole owner of the Cocina Mining Concessions.

Subsequent to June 30, 2013, we verbally agreed with the Sellers to defer the payment due on July 16, 2013 to October 16, 2013 for an additional payment of approximately $300,000. If we are unable to make the October 16, 2013 payment, or any of the other payments due to the sellers, the sellers could execute on their mortgage. At execution, the concession could go to public auction and could be acquired by a third party, or retained by the Seller if nobody offers the minimum auction price.

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

On May 14, 2013, the Company issued an unsecured Convertible Promissory Note (the “Note”) to Asher Enterprises, Inc. (“Asher”), bearing an interest rate of 8% per annum, in the amount of $158,500 with a Maturity Date of February 17, 2014.  Under the terms of the Note, any amount of principal and interest that is not paid when due will be subject to interest of 22% per annum (“Default Interest”). The Note provides that all or any part of the principal and interest balance due on the Note are convertible at Asher´s option at any time from 180 days following the date of the Note (being November 10, 2013) and ending on complete satisfaction of the Note by payment or conversion.

The conversion price shall equal the Variable Conversion Price which is calculated as 61% of the Market Price, being the average of the lowest three trading prices for the Company´s common stock during the 10 day period prior to the conversion date.

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

Shares for Debt Settlement

In addition to utilizing our capital to acquire properties and pay other corporate costs, we periodically issue shares of our common stock as consideration in lieu of cash to conserve our cash and meet our obligations. We likely will continue to issue common stock for these purposes where feasible, if we determine that it is in our economic best interests. During the year ended June 30, 2013, we issued 7,198,294 shares of our common stock for the settlement of $482,296 relating to certain outstanding liabilities (of which $390,336 were outstanding at June 30, 2012).

Common Stock Subject to Rescission

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at June 30, 2013 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

Events subsequent to June 30, 2013

o	Convertible Notes Payable

On July 15, 2013 the Company issued an unsecured Convertible Promissory Note to Asher, bearing an interest rate of 8% per annum, in the amount of $53,000 with a Maturity Date of April 17, 2014.  Under the terms of the note, any amount of principal and interest that is not paid when due will be subject to interest of 22% per annum (“Default Interest”). The note provides that all or any part of the principal and interest balance due on the note are convertible at Asher´s option at any time from 180 days following the date of the note (being January 11, 2014) and ending on complete satisfaction of the note by payment or conversion.

The conversion price shall equal the Variable Conversion Price which is calculated as 61% of the Market Price, being the average of the lowest three trading prices for the Company´s common stock during the 10 day period prior to the conversion date.

The conversion price of the note on the date of issuance was deemed to be $0.033 per share, which may have triggered a provision in the POSCAN Additional Agreement that provides that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issues or sells any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing. We are seeking a waiver of this provision. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 2,771,794 shares, with associated stock-based compensation expense estimated at $91,469.

o	Credit Facility

On August 16, 2013, the Company entered into an Offer to Finance agreement with 2265866 Ontario, Inc (the “Lender”) under which the Lender agreed to loan CAD $500,000 to Li3 (the “Credit Facility) at an interest rate of 18% per annum with the principal and outstanding interest repayable at the earlier of March 31, 2014 or an Event of Default as defined in the Offer to Finance agreement. The net proceeds received on August 16, 2013, were $482,605 based on the foreign exchange rate on the date of funding.

As required by the terms of the Credit Facility, the Company also entered into a General Security Agreement with the Lender, granting to the Lender a security interest in all present and after acquired personal property owned, leased, licensed, possessed, or acquired by the Company.

o	Credit Agreement –Third Amendment Agreement

On August 16, 2013, the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes (the “Third Amendment Agreement”).  Pursuant to the Third Amendment Agreement, the zero-coupon convertible notes’ maturity date was extended from September 28, 2013 to March 31, 2014, and the aggregate principal amount thereof was increased from $1,880,000 to $2,000,000, which includes an Original Issue Discount of 10.1%. Interest at the rate of 2.9% per annum or $33,631 will be recognized over the life of the extension. The interest was paid by the Company during August 2013.

The Third Amendment Agreement also reduced the conversion price of the zero-coupon bridge notes from $0.095 to $0.02 per share. This may have triggered a provision in the POSCAN Additional Agreement that provides that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issues or sells any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing. We are seeking a waiver of this provision. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 66,675,000 shares, with associated stock-based compensation expense estimated at $1,800,225.

In connection with the Third Amendment Agreement, the convertible notes were analyzed for a beneficial conversion feature and it was concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $700,000. This amount was recorded as a debt discount and will be amortized to interest expense over the term of the convertible notes.

The Company also entered into a General Security Agreement with the holders of the zero-coupon convertible notes, granting them a security interest in all present and after acquired personal property owned, leased, licensed, possessed, or acquired by the Company.

Issuance of Restricted Stock

On September 30, 2013, the Company agreed to issue 2,206,870 restricted shares of common stock to a third party in settlement of $50,000 of legal services accrued during the year ended June 30, 2013. The closing price of the common stock on the measurement date was $0.023 per share, and a loss on settlement of $783 will be recorded during the quarter ended September 30, 2013.

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

Impairment of Long Lived Assets

Long-lived assets, including mineral rights, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. We account for asset impairment in accordance with ASC 360, Property Plant and Equipment. Long-lived assets such as property, plant and equipment, mineral properties and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the estimated fair value of the long-lived asset.

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

Our audited consolidated financial statements as of, and for the years ended, June 30, 2013 and 2012, and for the period from June 24, 2005 (inception) through June 30, 2013, are included beginning on Page F-1 immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013, based on the framework in Internal Control-Integrated Framework and the Internal Control over Financial Reporting-Guidance for Smaller Public Companies, both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness:

We are currently in the exploration stage, and we have focused on hiring individuals to assist in identifying and pursuing business opportunities in lithium and industrial minerals mining. Although we have hired qualified resources to carry out our day-to-day accounting and financial reporting obligations, we have not yet reached the point at which we have adequate resources to address all complex accounting issues in-house. We rely on external consultants who we understand are sufficiently qualified to provide us with expert assistance in these areas. As a result of this, while we are not aware of any specific deficiency, a reasonable possibility exists that a material misstatement of the company's annual or interim financial statements will not be prevented or detected by us on a timely basis.

Because of this material weakness, management has concluded that our Company did not maintain effective internal control over financial reporting as of June 30, 2013, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

(c) Changes in Internal Controls.

During the year ended June 30, 2013, the Company has employed a full time financial controller to formalize, evaluate and test the financial closing process and the internal review procedures in an effort to ensure that our consolidated financial statements accurately reflect our financial condition and results of operations. Formal procedures have been established for the month end reporting process and the additional staff member has also allowed segregation of duties in several areas. Detailed cost schedules and variance to budget analysis are prepared by the Financial Controller on a monthly basis and reviewed by the CFO.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed
Luis Francisco Saenz	42	President, Chief Executive Officer and Director	October 19, 2009
Luis Santillana	37	Chief Financial Officer, Secretary and Treasurer	July 1, 2012
Patrick Cussen	64	Chairman of the Board	December 5, 2011
Patricio A. Campos	67	Director	October 23, 2011
Eduardo G. de Aguirre	66	Director	October 23, 2011
Harvey McKenzie	67	Director	June 27, 2011
David G. Wahl	68	Director	February 18, 2010
SungWon Lee	46	Director	December 19, 2012

The following persons served as executive officers and directors of our Company until their resignation on the dates disclosed:

Name	Age	Title	Date First Appointed	Date Resigned
R. Thomas Currin, Jr.	56	Chief Operating Officer	August 11, 2010	November 30, 2012
Hyundae Kim	43	Director	September 14, 2011	December 19, 2012
Alan S. Fraser	51	Director	October 23, 2011	July 31, 2013

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Our executive officers are appointed by the Board of Directors and serve at its pleasure.

Certain biographical information for each of our executive officers and directors is set forth below.

Luis Francisco Saenz joined our Board of Directors on October 19, 2009. Mr. Saenz has been our Chief Executive Officer since October 19, 2009, and President since September 14, 2011. Mr. Saenz was formerly employed at Standard Bank (“Standard”) with Standard’s investment banking unit, Standard Americas, Inc. Mr. Saenz joined Standard in New York in 1997 and relocated to Peru in 1998 to establish Standard’s Peru representative office. While in Peru, Mr. Saenz led Standard’s mining and metals organization effort in the Latin America region. Mr. Saenz returned to New York in 2007 to head Standard’s mining and metals team in the Americas. Mr. Saenz previously worked for Pechiney World Trade in the base metals trading area before joining Merrill Lynch as Vice-President for Commodities in Latin America. Mr. Saenz graduated from Franklin and Marshall College in 1991 with a Bachelor of Arts degree in economics and international affairs.

Luis Santillana became our Vice President of Finance on March 1, 2012, and has been our Chief Financial Officer, Secretary and Treasurer since July 1, 2012. Mr. Santillana strengthens our existing management team and brings additional domain expertise, having over 10 years’ experience in the mining industry, specifically in finance, fund raising, debt facilities, deal negotiation and execution, strategic and financial planning, financial valuations, treasury management, and improvement of management reporting. Prior to joining our Company, Mr. Santillana held the position of Strategic Planning Manager, for ENRC plc, a $7 billion revenue, diversified mining company listed on the London Stock Exchange (FTSE 100). Based in London, he was involved in strategic and financial planning and management reporting for ENRC. From September 2008 to June 2010, Mr. Santillana was responsible for the financial planning and treasury functions at London Mining plc, an iron-ore mining company listed on the London Stock Exchange (AIM). Prior to joining London Mining plc, Mr Santillana worked for Hochschild Mining plc, a Peruvian gold and silver producer, where he was part of the core management team that led Hochschild Mining’s successful IPO and listing on the London Stock Exchange (FTSE 250). Mr Santillana holds an MBA from IESE Business School (Spain) and a Bachelor’s Degree in Industrial Engineering from Universidad de Lima (Peru).

Patrick Cussen joined our Company as Chairman of the Board of Directors in December 2011. Mr. Cussen brings us 41 years of mineral and mining expertise and is currently the President of Celta Consultoras Limitada, a Chilean mining consulting and service company to the Latin American mining industry advising global clients including: Antofagasta Minerals, Vale, Phelps Dodge (Freeport), Placer Dome (Barrick), Codelco, Citibank, LS-Nikko Copper and Royal Gold. From 1972 - 1985, Mr. Cussen held numerous positions within Codelco, the world’s largest copper producer, culminating as Managing Director, Chile Copper Ltd., a London based Codelco subsidiary. From 1985 - 1990, Mr. Cussen was VP Sales, Empresa Minera de Mantos Blancos S.A. (subsidiary of Anglo American Chile). Mr. Cussen is currently Chairman of the Board of the Center for Copper and Mining Studies, Cesco, the Chilean think-tank on mining. Mr. Cussen is also a former member of the board of the Chilean Copper Commission. Mr. Cussen is an industrial civil engineer and holds an MA in economics from the University of Chile.

Mr. Cussen’s qualifications to serve on the board of directors include his extensive experience within the Latin American mining industry.

Patricio Campos joined our Board of Directors in September 2011. Mr. Campos brings us valuable domain expertise having over 42 years’ experience in the mining industry, specifically in project exploration, evaluation, technical and economic preparation, plant constructions and operations. His mineral and mining experience includes copper, gold and non-metallic (coal, phosphate, limestone, nitrate and iodine, lithium (brines) minerals, boron and potassium chloride projects. Mr. Campos has also acted as a consultant in the evaluation of ore deposit reserves, copper, gold, iodine, nitrate, coal, phosphate, lithium salares, boron, potassium chloride and potassium sulphate projects. Prior to joining our Company, Mr. Campos previously led and supervised the construction of several plants (iodine, bagging) for Chemical & Mining Co. of Chile Inc. (NYSE: SQM), a multi-national global producer and seller of fertilizers and specialty chemicals and Bifox Ltd. (phosphoric acid, grinding, crushing). Additionally, Mr. Campos has worked as a consultant spanning 30 years for companies such as Anglo American (Salar de Atacama Project), SQM (Salar de Atacama Project), Falcon Mines, MAGSA, ACF Minera S.A., SCM Montevideo & Montecristo, and Sociedad Minera Isla Riesco. Mr. Campos has also actively participated in due diligence processes and negotiations for mining assets such as Algorta Norte S.A.’s iodine project, SQM’s Salar de Atacama and Antucoya copper projects, Codelco´s El Hueso gold mine and other exploration projects, Phelp Dodge’s Safford project, among others. Mr. Campos is a former Professor of Mining Economy at the Mining Department, Universidad de Chile and a former Professor for due diligence, Mining Department, Escuela de Ingenieria, Unversidad de Chile and Instituto de Ingenieros de Minas de Chile. Currently Mr. Campos is a member of the Comité de Recursos Mineros del II MCh (Mining Resources Committee, Chile). Mr. Campos received his Civil Mining Engineering degree from Universidad de Chile and Graduated in economic evaluation and project preparation, Bid-Odeplan - Universidad Católica de Chile.

Mr. Campos’s significant experience in the mining industry, specifically in project exploration, evaluation, technical and economic preparation qualifies him to serve as a member of our board of directors.

Eduardo de Aguirre joined our Board of Directors in October 2011. Mr. de Aguirre brings us over 37 years' experience in business development, project management and finance. Since 2007, Mr. de Aguirre has served as Legal Representative to General Dynamics Installation Services Inc., Chile who manufactured and commissioned radio telescopes for the ALMA Project for a total value of about $150MMUS. ALMA is the largest astronomical project in existence in the world, now fully operational in the Atacama desert in Chile. Its total cost is in the range of billions of dollars. In addition, since 2005, he has acted as Consultant and Sales Representative for Latin America to General Dynamics SATCOM Technologies Inc. Prior to that, from 2000 - 2011, he acted as a consultant for various Chilean entities including Target-DDI, AACA, ASL, Filmosonido and Via Sat. From 1989 - 2000, Mr. de Aguirre served as Regional Manager in South America and as General Manager of the Chilean Subsidiary of Scientific Atlanta, Inc. Mr. de Aguirre is a Civil Industrial Engineer and attended Engineering School at the Catholic University, Santiago, Chile.

Mr. de Aguirre’s qualifications to serve on the board of directors include his experience in business development, project management and finance.

Harvey McKenzie was appointed to our Board of Directors on June 27, 2011. Mr. McKenzie is a Chartered Accountant and has been the CFO and corporate secretary of Anconia Resources Corp. (TSXV: ARA.V) since June 2011 and the CFO of Red Crescent Resources Limited (TSX: RCB) since January 1, 2013. Prior thereto, Mr. McKenzie served as the CFO of several Canadian publicly listed exploration, development and producing mining companies, including Martina Minerals Corp. from February 2005 to December 31 2012, Eurotin Inc. from May 2011 to September 2011, Sino Vanadium Inc. from May 2010 to March 2011, Iberian Minerals Corp. from July 2007 to June 2009, Carlisle Goldfields Limited from September 2006 to July 2007, and Asian Mineral Resources Limited from July 2006 to January 2008.  From August 2005 to July 2007, he was the CFO and a director of Card One Plus, Ltd., an electronic payment solutions company. Prior thereto he was the CFO of Thistle Mining Inc. from March 1999 to August 2005 (TSXV: TMG.V). He has also served as a consultant for several private companies and on the boards of several junior Canadian natural resource companies for over a decade. Prior thereto, he was in the financial services sector from 1987 to 1995; and from 1983 to 1987 he served as Director of Information Services of Ernst & Young, Chartered Accountants, in Toronto. From 1977 to 1983, he provided management and controllership functions for various financial institutions. From 1970 to 1977, he served as an Auditor for PricewaterhouseCoopers, Chartered Accountants. Mr. McKenzie obtained his Diploma in Alternate Dispute Resolution from the University of Toronto in 2001. He obtained his C.A. from the Institute of Chartered Accountants of Ontario in 1973 and his B.Sc. (Hons.) in Mathematics from the University of Toronto in 1970.

Mr. McKenzie’s qualifications to serve on the board of directors include his extensive financial and accounting experience with publicly listed companies involved in the mining and mineral industry.

David G. Wahl, P. Eng., P.Geo. ICD.D was appointed to our Board of Directors on February 18, 2010.  From 2005 to the present, Mr. Wahl has been the President and CEO of Southampton Associates - Consulting Engineers & Geoscientist, a private consulting concern specializing in mining and technical issues for corporate clients, financial institutions and governments. Mr. Wahl is a Director of Renforth Resources Inc. (TSX-V) and Femin Inc (Frankfurt). Mr. Wahl also has served in a technical advisory capacity to certain financial institutions, government agencies, and national legal and accounting firms.  As a past director of the Prospectors and Developers Association, Mr. Wahl provided independent peer review of the OSC/TSE Mining Standard Task Force and for Canadian National Instrument 43-101.  Mr. Wahl contributed to a similar review process as co-chair of the Professional Engineers of Ontario Review Committee.  Mr. Wahl is a graduate of the Colorado School of Mines and received a degree as an Engineer of Mines in 1968. Mr. Wahl is also a member of the Institute of Corporate Directors, a Self Regulatory Professional Institute.

Mr. Wahl’s qualifications to serve on the board of directors include his far-reaching technical experience with companies involved in the mining and mineral industry.

SungWon Lee, PhD. was appointed to Li3’s board of directors on December 19, 2012, in connection with the closing of POSCAN’s initial investment in Li3’s securities.  Dr. Lee is a metallurgist with vast knowledge in aluminum forming and superplasticity. Dr. Lee joined POSCO in 2000 and has held various roles including Team Leader of the New Business Development Department where his activities included sourcing and reviewing numerous investment projects, joint ventures and organic growth projects. Dr. Lee led the development of the Magnesium Coil Project and the Fe-Mn Alloy Joint Venture both of which are operating units within POSCO Group. Dr. Lee has been serving as the Director of the Lithium Project Department within POSCO since 2010. Dr. Lee graduated with a Bachelor of Science from Yonsei University, Korea, M.S. Metallurgical Engineering, Yonsei University, Korea and PhD. Materials Science and Engineering, University of Southern California, USA.

Dr. Lee’s extensive metallurgy experience and his wide-ranging experience as a project leader qualifies him to serve on our board of directors.

Rights to Nominate Directors

We have agreed with the Maricunga Sellers that during the Lock-Up period, the Maricunga Sellers will have the right to nominate three of our directors and that a fourth director (who shall hold the position of Chairman of the Board) will be jointly nominated by the Maricunga Sellers and by our management. Such Lock-Up period expired in December 2012.

Pursuant to the Investor’s Rights Agreement between POSCAN and us, dated as of August 24, 2011, we were required to appoint a director nominated by POSCAN to our Board of Directors, and we must continue to nominate a POSCAN-designee at each annual meeting for as long as POSCAN owns not less than 10% of the issued and outstanding shares of our common stock.  We appointed Mr. Hyundae Kim to our Board of Directors, effective upon the September 14, 2011 closing of POSCAN’s initial investment in us. On Mr. Kim´s resignation on December 19, 2012, Dr. SungWon Lee was appointed to the board of directors as the POSCAN-designee.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”  However, our Board of Directors has determined that each of Messrs. Campos, De Aguirre, McKenzie, Wahl and Lee is an “Independent Director” within the meaning of the rules of the Nasdaq Stock Market.

Board of Directors Meetings

Our business is under the general oversight of the Board of Directors as provided by the laws of Nevada and our bylaws. During the fiscal year ended June 30, 2013, the Board of Directors held eight meetings and took action by unanimous written consent in lieu of a meeting two times. Except as set forth below, each incumbent director attended at least 75% of the Board of Directors meetings and the meetings of the committees on which he served during fiscal 2013 (or the portion thereof during which he has been a director).

Director	Percentage of meetings attended
Hyundae Kim	-0-%
SungWon Lee	50%

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

Audit Committee

The purpose of the Audit Committee of the Board of Directors is to represent and assist the Board in monitoring (i) accounting, auditing, and financial reporting processes; (ii) the integrity of our financial statements; (iii) our internal controls and procedures designed to promote compliance with accounting standards and applicable laws and regulations; and (iv) the appointment of and evaluating the qualifications and independence of our independent registered public accounting firm. The Audit Committee’s responsibilities are set forth in its formal charter. The Audit Committee consists of Mr. McKenzie (Chairperson) and Messrs. Cussen and Fraser. The Audit Committee was formed on December 5, 2011, and has met four times during fiscal 2013.

Following the resignation of Mr. Fraser on July 31, 2013, the Company is yet to appoint another member to the Audit Committee.

The Board of Directors has determined that all Audit Committee members are financially literate under the rules of the Nasdaq Stock Market. The Board also determined that Mr. McKenzie qualifies as an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K promulgated under the Exchange Act.

Compensation Committee

The purpose of the Compensation Committee of the Board of Directors is to (i) assist the Board in discharging its responsibilities with respect to compensation of our executive officers, (ii) evaluate the performance of our executive officers, and (iii) administer our stock and incentive compensation plans and recommend changes in such plans to the Board as needed. The Compensation Committee’s specific responsibilities are set forth in its formal charter. The Compensation Committee currently consists of Mr. De Aguirre (Chairman) and Messrs. Cussen, Kim and Saenz. Mr. Saenz, as Chief Executive Officer, is not independent within the meaning of the rules of the Nasdaq Stock Market; nonetheless, we believe that his presence on the Compensation Committee is productive, given the size and history of our Company. The Compensation Committee was formed on December 5, 2011, and did not meet during fiscal 2012.

Following the resignation of Mr. Kim on December 19, 2012, the Company is yet to appoint another member to the Compensation Committee.

Health, Safety, Environment and Community Committee

The purpose of the Health, Safety, Environment and Community Committee of the Board of Directors is to assist the Board in discharging its responsibilities with respect to (i) employee health and safety, (ii) the protection of the environment, and (iii) our relationship to the local communities affected by our operations. The Health, Safety, Environment and Community Committee’s specific responsibilities are set forth in its formal charter. The Health, Safety, Environment and Community Committee currently consists of Mr. Campos (Chairman) and Messrs. Fraser and Wahl. The Health, Safety, Environment and Community Committee was formed on December 5, 2011, and did not meet during fiscal 2013.

Following the resignation of Mr. Fraser on July 31, 2013, the Company is yet to appoint another member to the Health, Safety, Environment and Community Committee.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee of the Board of Directors is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and its committees, in monitoring a process to assess Board effectiveness and in developing and implementing corporate procedures and policies. The Nominating and Corporate Governance Committee’s specific responsibilities are set forth in its formal charter. The Nominating and Corporate Governance Committee currently consists of Mr. Cussen (Chairman) and Messrs. McKenzie and Saenz. Mr. Saenz, as Chief Executive Officer, is not independent within the meaning of the rules of the Nasdaq Stock Market; nonetheless, we believe that his presence on the Nominating and Corporate Governance Committee is productive, given the size and history of the Company. The Nominating and Corporate Governance Committee was formed on December 5, 2011, and did not meet during fiscal 2013.

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

			Number of
			transactions that
			were not
	Number of late		reported on a	Failure to file a
Name	reports		timely basis	required Form
R. Thomas Currin, Jr.	-		-	-
Eric E. Marin	-		-	-
Harvey McKenzie	2		1	-
Patrick Cussen	2		1	-
Alan S. Fraser	1		1	-
Patricio A. Campos	1		1	-
Eduardo G. de Aguirre	1		1	-
Hyundae Kim	-		1	1
Luis Francisco Saenz	2		-	-
Luis Santillana	3	*	-	-
David G. Wahl	2		-	-
Calcata Sociedad Anónima S.A.	-		-	-
POSCO Canada Ltd.	-		-	-

* Includes 1 Form 3 Initial Statement of Beneficial Ownership of Securities filed September 24, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended June 30, 2013 and June 30, 2012 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2013; and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2012 that received annual compensation during such fiscal year in excess of $100,000.

Summary Compensation Table

							Change
							in
							Pension
							Value
							and Non-
						Non-Equity	qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Position	Year	($)	($)	($)	($)	($)	($)	($)	Total ($)
Luis Francisco Saenz	2013	250,000	-	-	-	-	-	3,990	253,990
Chief Executive Officer (1)	2012	225,000	200,000	-	-	-	-	19,070	444,070

Luis Santillana	2013	185,000	97,000	-	-	-	-	40,479	322,479
Chief Financial Officer (2)	2012	61,667	20,000	34,500	30,725	-	-	-	146,892

Thomas E. Currin	2013	128,750	75,000	-	-	-	-	20,700	224,450
Chief Operating Officer (3)	2012	212,500	-	-	-	-	-	-	212,500

Eric E. Marin	2013	85,395	-	-	-	-	-	-	85,395
Interim Chief Financial Officer (4)	2012	201,772	-	-	-	-	-	-	201,772

(1)	Mr. Saenz was appointed our Chief Executive Officer as of October 19, 2009. Mr. Saenz has an employment agreement with us as described below. We granted Mr. Saenz 1,500,000 shares of our restricted common stock upon his initial hire. On June 27, 2011we granted Mr. Saenz 700,000 restricted stock units under the 2009 Plan, which had a grant date fair value of $154,000. We have been paying Mr. Saenz at the rate of $100,000 per annum for the first calendar quarter of 2011 and $200,000 per annum thereafter. On May 2, 2012, our Board of Directors approved a cash bonus of $200,000 for Mr. Saenz’ achievements for fiscal years 2010 and 2011 and an increase to Mr. Saenz’ compensation from $200,000 per annum to $250,000 per annum, retroactive as of January 1, 2012. In December 2011, the Company paid approximately $19,070 for Mr. Saenz’ rental expenses for an apartment located in Chile. In April 2012, the Company paid $3,990 in medical insurance for Mr. Saenz.

(2)	Mr. Santillana served as our Vice President of Finance from March 1, 2012 until June 30, 2012, when he was appointed Chief Financial Officer. Mr. Santillana has an employment agreement with us as described below. We granted Mr. Santillana restricted stock units under the 2009 Plan with respect to 250,000 shares of our common stock, which had a grant date fair value of $34,500. We also granted options under the 2009 Plan to purchase another 250,000 shares of our common stock, which had a grant date fair value of $30,725. We paid Mr. Santillana cash bonuses of $20,000 during fiscal year 2012 and $97,000 during fiscal year 2013, comprising the balance of his signing bonus of $20,000 and an annual bonus of $77,000. We have been paying Mr. Santillana at the rate of $185,000 per annum for the entire period of his employment. During the year ended June 30, 2013, the Company paid $40,479 in flights, freight and rental expenses to relocate Mr. Santillana to Chile.

(3)	Mr. Currin was appointed our Chief Operating Officer on August 11, 2010 and resigned on November 30, 2012. Mr. Currin had an employment services agreement with us as described below, through MIZ Commercializador, S.de R.L. (“MIZ”).We granted 2,500,000 shares of restricted stock to MIZ under the 2009 Plan, which were to vest upon the achievement of certain milestones, and had a grant date fair value of $950,000. We also granted 1,000,000 stock options under the 2009 Plan to MIZ, with a grant date fair value of $343,310. Mr. Currin’s base salary was $200,000 per annum. On May 2, 2012, our Board of Directors approved an increase to Mr. Currin’s compensation from $200,000 per annum to $225,000 per annum, retroactive as of January 1, 2012.On December 5, 2012, the Company entered into a Consulting Services Agreement with MIZ in which Mr. Currin is to provide consulting services to the Company. Pursuant to the agreement, the Company pays MIZ $5,000 per month for up to four days of work with additional fees of $2,000 per day to be paid for additional days worked. In February, 2013, the Company recognized obligations of $20,700 owing to Mr. Currin, $20,547 of which were settled with the issuance of 306,667 shares of common stock and the balance of $153 settled in cash.

(4)	Mr. Marin was appointed our Interim Chief Financial Officer on January 13, 2010 and resigned at the close of business on June 30, 2012. Mr. Marin was compensated through our Engagement Letter with Marin Management Services, LLC, dated January 7, 2010 (the “Marin Agreement”), pursuant to which we paid $200 per hour for Mr. Marin’s services to us as Interim Chief Financial Officer. On November 23, 2011, we entered into a Contractor Services Agreement (the “R&M Agreement”) with R&M Global Advisors, Inc., an entity controlled by Mr. Marin, in which we retained Mr. Marin’s services as our Interim Chief Financial Officer for a term beginning on September 15, 2011, and continuing for six months thereafter with provision for automatic renewal for successive six month periods unless either party provides notice of non-renewal. Under the R&M Agreement, we paid an initial fee of $15,000 plus a monthly fee of $15,000 per month, commencing retroactively on September 15, 2011. The amounts for the 2013 and 2012 fiscal years represent billings for professional services by R&M Global Advisors.

Outstanding Equity Awards at Fiscal Year-End

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2009 Equity Incentive Plan. (See “Market for Common Equity and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans,” above).

The following tables set forth information regarding stock options held by the Company’s Named Executive Officers at June 30, 2013.

Option Awards
Equity incentive
plan awards:
	Number of	Number of	Number of
	securities	securities	Securities
	underlying	underlying	underlying
	unexercised	unexercised	unexercised	Option plan
	options	options	unearned	exercise	Option
Name	exercisable (#)	unexercisable (#)	options (#)	price ($)	expiration date
Luis Saenz (2)	-	-	-	$-	-
Luis Santillana (3)	-	250,000	250,000	$0.40	3-1-2017
Thomas Currin (4)	1,000,000	-	-	$0.16	8-11-2017
Eric E. Marin	-	-	-	$-	-

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)
Luis Saenz (2)	-	-	233,333	$9,010
Luis Santillana(3)	-	-	166,666	$6,500
Thomas Currin (4)	-	-	-	$-
Eric E. Marin	-	-	-	$-

(1)	Value is based on last sale price of our common stock on June 30, 2013, which was $0.039 per share.

(2)	In May 2011, Mr. Saenz received a grant of 700,000 restricted stock units (each unit is equivalent to one common share) under the 2009 Plan which vest in three equal installments on each January 15, 2012, 2013, and 2014. As of June 30, 2013,466,667 shares of common stock have been issued in respect to vested restricted stock units.

(3)	Pursuant to an Employment Agreement, Mr. Santillana received a grant of 250,000 restricted stock units under the 2009 Plan, which shall vest in three equal installments on each of March 1, 2013, 2014 and 2015. As of June 30, 2013, 83,334 shares of common stock have been issued in respect to vested restricted stock units. The Company also agreed to grant Mr. Santillana an option under the 2009 Plan to purchase an aggregate of 250,000 shares of our common stock, exercisable for a term of five years at an exercise price of $0.40 per share, which option shall vest in its entirety on September 1, 2013.

(4)	Consists of stock options granted under the 2009 Plan to MIZ Comercializadora, S. de R.L. (“MIZ”), a corporation owned in part by Mr. Currin, to purchase 1,000,000 shares of common stock, exercisable for a term of five years at an exercise price of $0.16 per share, all of which are fully vested.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement, including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Agreements with Executive Officers

We have an employment agreement with each of our Chief Executive Officer, our Chief Financial Officer and our Executive Vice President.  Each of our former Interim Chief Financial Officer and our former Chief Operating Officer is compensated through an agreement between us and his affiliate.

Employment Agreement with Luis Saenz

We entered into an Employment Services Agreement with our Chief Executive Officer, Luis Saenz, effective as of August 24, 2011.  Under the Employment Services Agreement we pay Mr. Saenz such base salary as may be determined by our Board of Directors.  The Employment Services Agreement has an initial term of one year and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew.  We may also pay Mr. Saenz an annual bonus at such time and in such amount as may be determined by our Board of Directors in its sole discretion.

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

Employment Services Agreement with Luis Santillana

We are party to an Employment Services Agreement with Mr. Santillana, dated as of December 1, 2011, amended as of March 1, 2012 (the “Employment Agreement”). Under the Employment Agreement, Mr. Santillana shall devote his full-time efforts to us, and we have been paying Mr. Santillana an annual base salary of $185,000. The Employment Agreement has an initial term of one year and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew. Pursuant to the Employment Agreement, we paid Mr. Santillana an initial bonus of $40,000, $20,000 of which was paid during the fiscal year 2012 and $20,000 of which was paid during the fiscal year 2013. We may also pay Mr. Santillana an annual bonus of up to 50% of his base salary, at such time and in such amount as may be determined by our Board of Directors in its sole discretion. We have granted Mr. Santillana 250,000 restricted stock units under our 2009 Equity Incentive Plan, which shall vest in three equal installments on each of March 1, 2013, 2014 and 2015. We have also granted Mr. Santillana an option under our 2009 Equity Incentive Plan to purchase an aggregate of 250,000 shares of our common stock, exercisable for a term of five years at an exercise price of $0.40 per share, which option shall vest in its entirety on September 1, 2013.

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

Pursuant to the Employment Services Agreement, the Company granted MIZ awards under the 2009 Plan to issue 2,500,000 restricted shares of its common stock (the “Restricted Stock”) upon the achievement of certain milestones and 1,000,000 stock options, exercisable for a term of ten years at an exercise price of $0.38 per share, which were to vest over three years.

On December 5, 2012, MIZ and the Company terminated its Services Agreement effective as of November 30, 2012. In connection with the termination of the Services Agreement, all of the Restricted Stock was deemed fully vested and issued to MIZ (of which 1,700,000 shares were previously held in escrow, and 800,000 shares had previously been issued to MIZ). The stock options were also deemed fully vested, the exercise price was reduced to $0.16 per share and the term was modified to five years.

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

During the fiscal year 2013, the Company issued an aggregate of 3,782,627 shares of our common stock as consideration in lieu of $253,436 in accrued Cash Director Compensation. We likely will continue to issue common stock for this purpose where feasible.

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

Equity Compensation Plan Information

On October 19, 2009, our Board of Directors adopted, and our stockholders approved, the 2009 Equity Incentive Plan (the “2009 Plan”), which reserved a total of 5,000,000 shares of our common stock for issuance under the 2009 Plan (3,050,001 shares of which have been issued and the restrictions thereon lapsed).  If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan.

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

Following the resignation of the above Optionees from the board of directors, the stock options expired unexercised.

Pursuant to an Employment Services Agreement, the Company granted to MIZ an award under the 2009 Plan of 2,500,000 restricted shares of its common stock (the “Restricted Stock”) upon the achievement of certain milestones. All of the Restricted Stock has vested and been issued. Additionally, the Company granted 1,000,000 stock options to MIZ which are fully vested and exercisable for a term of five years at an exercise price of $0.16 per share.

The Board granted 700,000 restricted stock units to Mr. Saenz under the 2009 Plan, which vest in three equal installments on January 15, 2012, 2013 and 2014.

Pursuant to an Employment Agreement, we have granted Mr. Santillana 250,000 restricted stock units under the 2009 Plan, which vest in three equal installments on each of March 1, 2013, 2014 and 2015. We also granted Mr. Santillana an option under the 2009 Plan to purchase an aggregate of 250,000 shares of our common stock, exercisable for a term of five years at an exercise price of $0.40 per share, which option shall vest in its entirety on September 1, 2013.

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

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of October 2, 2013 by:

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

Title of Class: Common Stock

	Amount and Nature
	of Beneficial		Percentage Of
Name and Address of Beneficial Owner	Ownership(1)		Class (2)

Luis Francisco Saenz	3,557,712	(3)	*
Luis Santillana	631,841	(4)	*
Eduardo Guillermo de Aguirre	443,388	(5)	*
Patricio Antonio Campos	18,945,254	(5)(6)(12)	4.8%
Harvey McKenzie	680,216	(5)(7)	*
David G. Wahl	402,985	(5)	*
Patrick A. Cussen	3,829,478	(8)	1.0%
SungWon Lee	0	(5)	*

All directors and executive officers as a group (8 persons)	28,490,874	(3)(8)(11)	7.2%

POSCO Canada Ltd. 650 W. Georgia St., Suite 2350 Vancouver, British Columbia V6B 4N9 Canada	206,190,476	(10)	41.1%

Calcata Sociedad Anónima S.A. San Antonio N°19, Of. 1601 Santiago, Santiago Chile	51,041,666	(9)(11)	12.9%

Campos Mineral Asesorias Profesionales Limitad Mardoqueo Fernández N° 128 Providencia, Santiago Chile	18,375,000	(9)(11)	4.7%

Roberto Gaona Velasco Los Gomeros N° 1643 Vitacura, Santiago Chile	16,333,334	(9)(11)	4.1%

Christian Hidalgo Reyes Luz N° 340 Apt. 601, Las Condes, Santiago Chile	16,333,334	(9)(11)	4.1%

Jorge Barrozo Sankan Irarrazaval N°1729, Apt. 201 Ñuñoa, Santiago Chile	12,250,000	(9)(11)	3.1%

Jean Pierre Naciff Catalano Maipú N° 446 Copiapo Chile	8,166,666	(9)(11)	2.1%

*           Indicates less than one percent.

1	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes having or sharing voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 2, 2013, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

2	Percentages are based upon 395,497,453 shares of Common Stock issued and outstanding as of October 2, 2013.

3	Does not include 233,333 shares of common stock issuable pursuant to Restricted Stock Units granted to Mr. Saenz under the 2009 Plan that vest on January 15, 2014. Until such Restricted Stock Units vest, Mr. Saenz has no voting or dispositive power with respect to such shares.

4	Includes 250,000 shares of common stock issuable upon exercise of options which are exercisable within 60 days of October 2, 2013. Does not include 166,666 shares of common stock issuable pursuant to Restricted Stock Units granted to Mr. Santillana under the 2009 Plan that vest on March 1, 2013 and March 1, 2014. Until such Restricted Stock Units vest, Mr. Santillana has no voting or dispositive power with respect to such shares.

5	Does not include 100,000 shares of common stock issuable pursuant to restricted stock units that the Board determined to grant under the 2009 Plan, but which have not yet been granted due to an insufficient number of shares being authorized for issuance pursuant to awards granted under the 2009 Plan. 66,666 of such restricted stock units were scheduled to have vested within 60 days of October 2, 2013.

6	Includes 18,375,000 shares of our common stock held by Campos Mineral Asesorias Profesionales Limitada, an entity controlled by Mr. Campos.

7	Includes 37,037 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days of October 2, 2013.

8	Includes 750,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. Does not include 555,556 shares of common stock held by Celta Consultores Limitada (“Celta”) or 277,778 shares of common stock issuable upon exercise of warrants held by Celta. Although Mr. Cussen owns a minority equity interest in Celta, he does not have voting or dispositive power over the securities held by Celta and disclaims beneficial ownership thereof, except to the extent of his pecuniary interest therein. Does not include 300,000 shares of common stock issuable pursuant to restricted stock units that the Board determined to grant under the 2009 Plan, but which have not yet been granted due to an insufficient number of shares being authorized for issuance pursuant to awards granted under the 2009 Plan. 200,000 of such restricted stock units were scheduled to have vested within 60 days of October 2, 2013.

9	Estimate of beneficial ownership, based on information available to us. The beneficial owner may have acquired shares held in street name, of which we are not aware.

10	Includes 105,595,238 shares of our common stock issuable upon the exercise of the warrants that are currently exercisable. Does not include any additional shares that may become issuable pursuant to the Additional Agreement to Stock Purchase Agreement in the event we sell or are deemed to sell common stock for less than $0.16 per share.

11	Because of the arrangements described in “Directors, Executive Officers, Promoters and Control Persons, Rights to Nominate Directors” above these persons may be deemed to constitute a group as defined in Section 13(d) of the Exchange Act. However, each such person (a) disclaims membership in a group and (b) disclaims beneficial ownership of the shares of Common Stock beneficially owned by any other such person or any other person.

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors adopted, and our stockholders approved, the 2009 Plan on October 19, 2009.  The 2009 Plan reserved a total of 5,000,000 shares of our common stock for issuance pursuant to awards granted thereunder (3,050,001 of which have been issued and the restrictions with respect thereto have lapsed).  If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan.  As of the date hereof, we have outstanding option awards under the 2009 Plan exercisable for an aggregate of 1,450,000 shares of our common stock, 1,200,000 of which have vested.  In addition, we have granted a restricted stock award under the 2009 Plan with respect to 2,500,000 shares of common stock which are fully vested and issued. We also have outstanding Restricted Stock Units under the 2009 Plan with respect to 950,000 shares, of which 550,001 are fully vested and issued. Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations.  We have not maintained any other equity compensation plans since our inception.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

•	We retained Mr. Currin’s services as our Chief Operating Officer under an Employment Services Agreement, dated as of August 11, 2010, with MIZ Comercializadora, S. de R.L. (“MIZ”), a corporation owned in part by Mr. Currin. On December 5, 2012, MIZ and the Company terminated its Employment Services Agreement effect as of November 30, 2012.On December 5, 2012, the Company entered into a Consulting Services Agreement with MIZ in which Mr. Currin is to provide consulting services to the Company. The description of such Employment Services Agreement and Consulting Services Agreement set forth above under “Item 11, Executive Compensation - Employment Services Agreement with MIZ Comercializadora” are incorporated herein by reference.

•	We were party to a services agreement (the “R&M Agreement”) between R&M Global Advisors, LLC. (“R&M Global Advisors”) and us, in which Eric Marin (a partial owner of R&M Global Advisors) served as our interim Chief Financial Officer. R&M Global Advisors were paid $85,359 and $145,187 in cash for compensation during the years ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and 2012, R&M Global Advisors were owed $-0- and $81,300, respectively.

On June 30, 2012, we entered into Amendment No. 1 to the R&M Agreement (the “R&M Amendment”) with R&M Global Advisors. Pursuant to the R&M Amendment, R&M Global Advisors and we mutually agreed to terminate Eric Marin’s services as our Interim Chief Financial Officer at the close of business on June 30, 2012.

•	In February 2013, we entered into an agreement with Celta Consultores Limitada (“Celta”), for Celta to provide consulting services with the objective of the Company entering into a joint venture agreement with a third party. Our Chairman, Mr. Cussen, is the President of Celta.

On July 8, 2013, the agreement was amended, providing for the Company to remunerate Celta as follows:

–	Five days after the signing of a memorandum of understanding for a potential joint venture, Celta shall receive 2,000,000 shares of Li3 common stock, and
–	Five days after the signing of a joint venture agreement, Celta shall receive 1,000,000 shares of Li3 common stock.

To date, we have not executed either of the above agreements.

See “Directors, Executive Officers, and Corporate Governance-Executive Officers and Directors” above for information regarding certain rights of the SLM Litio 1-6 Sellers and POSCAN to designate one or more persons to be nominated for election to our Board of Directors.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors”. However, our Board of Directors has determined that each of Messrs. Campos, De Aguirre, McKenzie, Wahl and Lee is an “Independent Director” within the meaning of the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal independent public accountant for services rendered during the fiscal years ended June 30, 2013 and 2012, are set forth in the table below:

	Fiscal year	Fiscal year
	Ended	Ended
Fee Category	June 30, 2013	June 30, 2012
Audit fees (1)	$168,438	$128,395
Audit-related fees (2)	75,955	76,878
Tax fees (3)	7,360	15,840
All other fees (4)	-	-
Total fees	$251,753	$221,113

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

Our Board selected GBH CPAs, PC as our independent registered public accounting firm for purposes of auditing our financial statements for the year ended June 30, 2013.  In accordance with Board’s practice, GBH CPAs, PC was pre-approved by the Board to perform these audit services for us prior to its engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

Our consolidated financial statements are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

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

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on June 24, 2005 (1)

3.2	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 11, 2008 (2)

3.3	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on October 19, 2009 (4)

3.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 15, 2011 (17)

3.5	Bylaws of the Registrant, as Amended (20)

4.1	Form of Investor A Warrant of the Registrant, issued in connection with a private placement of which several closings were held in November and December of 2009 (5)

4.2	Form of Investor B Warrant of the Registrant, issued in connection with a private placement of which several closings were held in November and December of 2009 (5)

4.3	Form of Warrant of the Registrant, issued in connection with a private placement of which several closings were held in June, July and September of 2010 (10)

4.4	Form of Warrant included in the D Units sold in the Second 2010 Unit Offering (13)

4.5	Form of Warrant included in the E Units sold in the Third 2010 Unit Offering (15)

4.6	Form of Warrant included in the units issued in private placement in April and May, 2011 (16)

4.7	Form of Warrant issued pursuant to Securities Purchase Agreement dated as of August 24, 2011, between the Registrant and POSCAN (18)

4.8	Form of Warrant issued pursuant to the Additional Agreement to Securities Purchase Agreement, dated as of August 17, 2012, between the Registrant and POSCAN (26)

4.9	Form of Bonus Warrant issued pursuant to the Additional Agreement to Securities Purchase Agreement, dated as of August 17, 2012, between the Registrant and POSCAN (26)

10.1 †	Registrant’s 2009 Stock Incentive Plan adopted October 19, 2009 (5)

10.2 †	Form of Stock Option Agreement under the Registrant’s 2009 Equity Incentive Plan (5)

10.3	Form of Subscription Agreement between the Registrant and each subscriber in a private placement offering of units (5)

10.12	Registration Rights Agreement, dated as of February 16, 2010, among the Registrant, Next Lithium Corp. and Next Lithium (Nevada) Corp. (7)

10.14 †	Engagement Letter, dated January 7, 2010, between the Registrant and Marin Management Services, LLC (8)

10.18	Form of Subscription Agreement between the Registrant and each subscriber in the private placement of which several closings were held in June, July and September of 2010 (10)

10.19	Form of Registration Rights Agreement between the Registrant and the subscribers in the private placement of which several closings were held in June, July and September of 2010 (9)

10.20	Addendum to Master Option Agreement between Lacus Minerals S.A. and the Registrant, dated as of July 30, 2010 (12)

10.21	Stock Purchase Agreement, dated as of August 3, 2010, among the Registrant, Pacific Road Capital A Pty. Limited, as trustee for Pacific Road Resources Fund A, Pacific Road Capital B Pty. Limited, as trustee for Pacific Road Resources Fund B, and Pacific Road Capital Management G.P. Limited, as General Partner of Pacific Road Resources Fund L.P. (11)

10.22†	Employment Services Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (12)

10.23†	Form of Restricted Stock Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (12)

10.24	Letter Agreement between the Registrant and LW Securities, Ltd., dated November 24, 2010 (13)

10.25	Form of Subscription Agreement between the Registrant and each Subscriber in the Second 2010 Unit Offering (13)

10.27	Investment Agreement, dated as of December 2, 2010, between the Registrant and Centurion Private Equity, LLC (11)

10.28	Registration Rights Agreement, dated as of December 2, 2010, between the Registrant and Centurion Private Equity, LLC (14)

10.29	Form of Subscription Agreement between the Registrant and each Subscriber in the Third 2010 Unit Offering (15)

10.31 †	Amendment No. 1 to Employment Services Agreement, dated as of December 14, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (13)

10.32	Settlement Agreement, dated as of December 30, 2010, between the Registrant and Robert James Sedgemore (13)

10.33	Binding Letter of Intent between the Registrant and shareholders of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga, dated as of February 24, 2011, relating to Registrant’s acquisition of a controlling interest in certain assets (16)

10.34	Form of Securities Purchase Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011 (16)

10.36	Form of Registration Rights Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011 (16)

10.37	Amending Agreement, dated as of March 30, 2011, between the Registrant and the Alfredo Sellers, amending the Stock Purchase Agreement between Registrant and the Alfredo Sellers dated as of August 3, 2010 (11)

10.38	Credit Agreement, dated as of May 2, 2011, between the Registrant and certain private institutional investors (16)

10.39	Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga dated as of May 20, 2011 (16)

10.40	Securities Purchase Agreement dated as of August 24, 2011, between the Registrant and POSCAN (11)

10.41	Investor Rights Agreement dated as of August 24, 2011, between the Registrant and POSCAN (11)

10.42	Employment Services Agreement between the registrant and Luis Saenz, effective as of August 24, 2011 (18)

10.43	Amendment and Waiver Agreement with the holders of the Registrant’s zero-coupon bridge notes, dated as of August 25, 2011 (18)

10.44 †	Consulting Services Agreement between the Registrant and R&M Global Advisors, dated November 23, 2011, with respect to Eric Marin’s services as Interim Chief Financial Officer of the Registrant (19)

10.45	Agreement Between R3 Fusion and Li3 Energy, dated as of January 12, 2012 (21)

10.46	* Form of 15% Bridge Notes issued by the Registrant

10.47 †	First Amendment to Registrant’s 2009 Stock Incentive Plan, dated May 2, 2012 (22)

10.48 †	Second Amendment to Registrant’s 2009 Stock Incentive Plan, dated June 17, 2012 (23)

10.49 †	Amendment No. 1 to Contractor Services Agreement between the Registrant and R&M Global Advisors, Inc., dated as of June 30, 2012 (24)

10.50	Additional Agreement to the Securities Purchase Agreement between the Registrant and POSCAN, dated as of August 17, 2012 (25)

10.51 †	Employment Services Agreement between the Registrant and Luis Santillana, dated as of December 1, 2011 (29)

10.52 †	Amendment to Employment Services Agreement between the Registrant and Luis Santillana, dated as of March 1, 2012 (29)

10.53	Form of Settlement Agreement between the Registrant and the Receivable Holders entered into on September 7, 2012 (31)

10.54	Second Amendment and Waiver Agreement with the holders of the Registrant’s zero-coupon bridge notes, dated as of September 28, 2012 (28)
10.55	Memorandum of Understanding dated March 17, 2013 for the Merger of Blue Wolf Mongolia Holdings Corp and the Registrant (32)

10.56	Purchase Agreement between the Registrant and Jose Resk Nara and Carlos Alfonso Iribarren (the “Sellers”) to purchase all of the outstanding shares of SLM Cocina Diecinueve de la Hoyada de Maricunga dated April 16, 2013 (33)

10.57	Agreement and Plan of Merger by and among the Registrant, Blue Wolf Mongolia Holdings Corp. and Blue Wolf Acquisition Sub dated May 21, 2013 (34)

14.1	Code of Ethics (3)

21.1	List of Subsidiaries (27)

31.1*¶	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*¶	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*¶	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*¶	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed with the Securities and Exchange Commission on August 19, 2005 as an exhibit to the Registrant’s registration statement on Form SB-2 (SEC File No. 333-127703), which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on July 29, 2008 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on September 25, 2009 as an exhibit to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on October 23, 2009 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on November 16, 2009 as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on January 25, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on March 18, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on May 14, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(9)	Filed with the Securities and Exchange Commission on June 15, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(10)	Filed with the Securities and Exchange Commission on July 19, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(11)	Filed with the Securities and Exchange Commission on March 15, 2012 as an exhibit to Amendment No. 8 to Registration Statement on Form S-1/A, which exhibit is incorporated herein by reference.

(12)	Filed with the Securities and Exchange Commission on November 4, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(13)	Filed with the Securities and Exchange Commission on February 22, 2011, as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(14)	Filed with the Securities and Exchange Commission on December 8, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(15)	Filed with the Securities and Exchange Commission on December 15, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(16)	Filed with the Securities and Exchange Commission on May 23, 2011, as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(17)	Filed with the Securities and Exchange Commission on March 21, 2011, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(18)	Filed with the Securities and Exchange Commission on August 26, 2011 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(19)	Filed with the Securities and Exchange Commission on November 29, 2011 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(20)	Filed with the Securities and Exchange Commission on December 2, 2011, included on the signature page to Amendment No. 2 to Registration Statement on Form S-1/A, and incorporated herein by reference.

(21)	Filed with the Securities and Exchange Commission on January 20, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(22)	Filed with the Securities and Exchange Commission on May 18, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(23)	Filed with the Securities and Exchange Commission on June 21, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(24)	Filed with the Securities and Exchange Commission on July 5, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(25)	Filed with the Securities and Exchange Commission on August 24, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(27)	Filed with the Securities and Exchange Commission on January 6, 2012 as an exhibit to Amendment No. 2 to the Registrant’s annual report on Form 10-K/A, which exhibit is incorporated herein by reference.

(28)	Filed with the Securities and Exchange Commission on October 10, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(29)	Filed with the Securities and Exchange Commission on September 21, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(30)	Filed with the Securities and Exchange Commission on October 15, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

(31)	Filed with the Securities and Exchange Commission on September 13, 2012 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(32)	Filed with the Securities and Exchange Commission on March 18, 2013 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(33)	Filed with the Securities and Exchange Commission on May 1, 2013 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(34)	Filed with the Securities and Exchange Commission on May 21, 2013 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

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

Li3 ENERGY, INC.

Dated: October 9, 2013	By:	/s/ Luis Saenz
Luis Saenz
Chief Executive Officer
(principal executive officer)

	By:	/s/ Luis Santillana
Luis Santillana
Chief Financial Officer
(principal financial officer and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luis Saenz	Chief Executive Officer (principal	October 9, 2013
Luis Saenz	executive officer), and Director

/s/ Eduardo G. de Aguirre	Director	October 9, 2013
Eduardo G. de Aguirre

/s/ Patricio A. Campos	Director	October 9, 2013
Patricio A. Campos

/s/ Patrick A. Cussen	Director	October 9, 2013
Patrick A. Cussen

/s/SungWon Lee	Director	October 9, 2013
SungWon Lee

/s/ Harvey McKenzie	Director	October 9, 2013
Harvey McKenzie

/s/ David G. Wahl	Director	October 9, 2013
David G. Wahl

LI3 ENERGY, INC.

(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2013 and 2012	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2013 and 2012 and for the period from June 24, 2005 (Inception) through June 30, 2013	F-4

Consolidated Statement of Changes in Equity for the period from June 24, 2005 (Inception) through June 30, 2013	F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011 and for the period from June 24, 2005 (Inception) through June 30, 2013	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Li3 Energy, Inc.

(An Exploration Stage Company)

Providencia, Santiago, Chile

We have audited the accompanying consolidated balance sheets of Li3 Energy, Inc. (an Exploration Stage Company) as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for the years then ended and for the period from June 24, 2005 (inception) to June 30, 2013. These consolidated financial statements are the responsibility of Li3 Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Li3 Energy, Inc., as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period from June 24, 2005 (inception) to June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

October 9, 2013

Li3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

	June 30, 2013	June 30, 2012
Assets
Current assets:
Cash	$12,667	$27,689
Prepaid expenses and advances	84,508	8,841
Total current assets	97,175	36,530
Mineral rights, net	23,547,374	63,741,000
Property and equipment, net	126,744	175,220
Other assets	-	10,650
Total non-current assets	23,674,118	63,926,870
Total assets	$23,771,293	$63,963,400

Liabilities & Equity
Current liabilities:
Accounts payable	$412,481	$2,436,048
Accrued expenses	895,017	994,827
Accrued registration rights penalties	518,243	518,243
Common stock payable	250,897	-
Short-term payable for acquisition of Cocina Mineral Rights	3,800,000	-
Current portion of long-term debt	100,000	-
Zero-coupon convertible debt, net of unamortized discount of $50,037 and $-0-, respectively	1,829,963	1,783,181
Notes payable	50,000	1,200,000
Convertible notes payable, net of unamortized discount of $131,799 and $-0-, respectively	71,701	45,000
Current portion of derivative liabilities	402,834	-
Total current liabilities	8,331,136	6,977,299
Long-term debt, less debt discount of $981,080 and $-0-, respectively	418,920	-
Derivative liabilities	3,587,015	7,653,928
Total non-current liabilities	4,005,935	7,653,928
Total liabilities	$12,337,071	$14,631,227

Commitments and contingencies
Common stock subject to rescission	3,041	-

Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 395,497,453 and 323,782,553 shares issued and outstanding as of June 30, 2013 and June 30, 2012, respectively	395,497	323,783
Additional paid-in capital	69,327,269	63,578,079
Other comprehensive income	-	83,563
Deficit accumulated during exploration stage	(62,613,739)	(37,773,845)
Total stockholders' equity of Li3 Energy, Inc.	7,109,027	26,211,580
Non-controlling interests	4,322,154	23,120,593
Total equity	11,431,181	49,332,173
Total liabilities and equity	$23,771,293	$63,963,400

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

			June 24, 2005
			(Inception)
	Year ended June 30,		through
	2013	2012	June 30, 2013
Revenues	$-	$-	$2,278

Cost of goods sold	-	-	(1,182)

Gross profit	-	-	1,096

Operating expenses:
Exploration expenses	(489,671)	(6,193,533)	(9,579,058)
Mineral rights impairment expense	(46,493,626)	(300,000)	(55,632,411)
Gain (loss) on settlements, net	12,559	-	(1,484,941)
General and administrative expenses	(4,544,132)	(6,996,043)	(19,940,924)
Total operating expenses	(51,514,870)	(13,489,576)	(86,637,334)

Other income (expense):
Loss on debt extinguishment	(37,235)	(841,752)	(878,987)
Change in fair value of derivative liabilities	8,471,743	10,780,342	6,912,391
Warrant modification expense	(171,150)	-	(1,239,470)
Gain on foreign currency transactions	32,924	14,142	43,289
Interest expense, net	(419,745)	(1,150,634)	(1,988,570)
Total other income (expense)	7,876,537	8,802,098	2,848,653

Net loss	(43,638,333)	(4,687,478)	(83,787,585)
Net loss attributable to the non-controlling interests	18,798,439	2,375,407	21,173,846
Net loss attributable to Li3 Energy, Inc. stockholders	$(24,839,894)	$(2,312,071)	$(62,613,739)

Loss per common share - basic	$(0.06)	$(0.01)
Loss per common share - diluted	$(0.06)	$(0.01)

Weighted average number of common shares outstanding - basic	384,582,034	313,997,372
Weighted average number of common shares outstanding - diluted	384,582,034	313,997,372

Comprehensive loss
Net loss	$(43,638,333)	$(4,687,478)	$(83,787,585)
Foreign currency translation adjustments	(83,563)	83,563	-
Total comprehensive loss	(43,721,896)	(4,603,915)	(83,787,585)
Comprehensive loss attributable to non-controlling interests	18,798,439	2,375,407	21,173,846
Comprehensive loss attributable to Li3 Energy, Inc. stockholders	$(24,923,457)	(2,228,508)	$(62,613,739)

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Equity

From June 24, 2005 (Inception) through June 30, 2013

					Deficit
					Accumulated
			Additional	Other	During the	Non-	Total
	Common Stock		Paid-in	Comprehensive	Exploration	Controlling	Equity
	Shares	Par Value	Capital	Loss	Stage	Interest	(Deficit)

Balance at June 24, 2005 (inception)	-	$-	$-	$-	$-	$-	$-

Stock issued for cash, June 2005	71,052,672	71,052	(63,552)	-	-	-	7,500

Net loss	-	-	-	-	-	-	-

Balance, June 30, 2005	71,052,672	71,052	(63,552)	-	-	-	7,500

Stock issued for cash, March 2006	47,368,454	47,368	2,632	-	-	-	50,000

Net loss	-	-	-	-	(14,068)	-	(14,068)

Balance, June 30, 2006	118,421,126	118,420	(60,920)	-	(14,068)	-	43,432

Net loss	-	-	-	-	(16,081)	-	(16,081)

Balance, June 30, 2007	118,421,126	118,420	(60,920)	-	(30,149)	-	27,351

Stock issued for cash, February 2008	2,631,595	2,632	47,368	-	-	-	50,000

Net loss	-	-	-	-	(95,656)	-	(95,656)

Balance, June 30, 2008	121,052,721	121,052	(13,552)	-	(125,805)	-	(18,305)

Net loss	-	-	-	-	(67,905)	-	(67,905)

Balance, June 30, 2009	121,052,721	121,052	(13,552)	-	(193,710)	-	(86,210)

Cancellation of shares in connection with merger	(71,052,626)	(71,052)	71,052	-	-	-	-

Stock issued for cash	18,000,000	18,000	2,265,139	-	-	-	2,283,139

Stock-based compensation	2,625,000	2,625	1,137,322	-	-	-	1,139,947

Stock issued for property acquisitions	4,000,000	4,000	3,636,000	-	-	-	3,640,000

Net loss	-	-	-	-	(16,048,682)	-	(16,048,682)

Balance, June 30, 2010	74,625,095	74,625	7,095,961	-	(16,242,392)	-	(9,071,806)

Stock issued for cash	55,685,324	55,686	6,025,862	-	-	-	6,081,548

Stock-based compensation	5,603,501	5,603	2,469,927	-	-	-	2,475,530

Stock issued to settle liabilities	6.500.000	6.500	2.106.000	-	-	-	2.112.500

Equity impact of derivative liability warrants and debt	-	-	4,972,546	-	-	-	4,972,546

Stock issued for property acquisitions	137,500,000	137,500	35,637,500	-	-	-	35,775,000

Consolidation of Maricunga Companies´ non-controlling interest	-	-	-	-	-	25,496,000	25,496,000

Net loss	-	-	-	-	(19,219,382)	-	(19,219,382)

Balance, June 30, 2011	279,913,920	279,914	58,307,796	-	(35,461,774)	25,496,000	48,621,936

Stock issued for cash:
Stock and warrants offered to POSCO, less offering costs of $685,944	38,095,300	38,095	3,495,996	-	-	-	3,534,091
Exercise of $0.05 per share D Warrants for cash	4,200,000	4,200	205,800	-	-	-	210,000
Equity impact of derivative liability warrants and debt:
Fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	590,462	-	-	-	590,462
Beneficial conversion of convertible debt waiver agreement	-	-	330,019	-	-	-	330,019

Stock-based compensation:
Amortization of stock-based compensation	-	-	514,380	-	-	-	514,380
Stock issued to MIZ, a related party, pursuant to vesting of restricted stock	300,000	300	(300)	-	-	-	-
Stock issued pursuant to vesting of restricted stock units	233,333	234	(234)	-	-	-	-
Common stock issued for services	1,040,000	1,040	134,160	-	-	-	135,200

Foreign currency translation adjustments	-	-	-	83,563	-	-	83,563

Net loss		-	-	-	(2,312,071)	(2,375,407)	(4,687,478)

Balance, June 30, 2012	323,782,553	323,783	$63,578,079	83,563	(37,773,845)	23,120,593	49,332,173

Stock issued for cash:
Stock and warrants issued to POSCAN, less offering costs totaling $500,000	62,499,938	62,500	4,959,476	-	-	-	5,021,976

Stock-based compensation:
Amortization of stock-based compensation	-	-	328,958	-	-	-	328,958
Modification of stock options	-	-	3,274	-	-	-	3,274
Stock issued to MIZ, a related party, pursuant to vesting of restricted stock	1,700,000	1,700	(1,700)	-	-	-	-
Stock issued pursuant to vesting of restricted stock units	316,668	317	(317)	-	-	-	-
Stock issued for services	709,652	710	37,426				38,136

Stock issued to settle liabilities:
Stock issued to directors and employees for services	6,488,642	6,488	425,113	-	-	-	431,601

Common stock subject to rescission	-	-	(3,041)	-	-	-	(3,041)

Foreign currency translation adjustments	-	-	-	(83,563)	-	-	(83,563)

Net income (loss)	-	-	-	-	(24,839,894)	(18,798,439)	(43,638,333)

Balance, June 30, 2013	395,497,453	$395,497	$69,327,269	$-	$(62,613,739)	$4,322,154	$11,431,181

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			June 24, 2005
	Year	Year	(Inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(43,638,333)	$(4,687,478)	$(83,787,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,031	51,560	108,091
Loss on write off of fixed assets	11,445	-	11,445
Mineral rights impairment expense	46,493,626	300,000	55,632,411
(Gain) loss on settlements, net	(12,559)	-	1,484,941
Stock-based compensation	603,828	649,580	5,061,875
Loss on debt extinguishment	37,235	841,752	878,987
Change in fair value of derivative liabilities - warrant instruments	(8,471,743)	(10,780,342)	(6,912,391)
Warrant modification expense	171,150	-	1,239,470
Zero coupon interest accretion and amortization of debt
discount on convertible notes	179,590	995,059	1,547,413
Amortization of deferred financing costs	18,920	36,875	85,295
(Gain) loss on foreign currency transactions	(32,924)	14,142	(18,782)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and advances	(75,656)	33,295	(84,170)
Decrease (increase) in other assets	10,650	(10,650)	-
Increase (decrease) in accounts payable	(1,986,918)	2,049,693	433,753
Increase in accrued expenses	252,309	562,707	1,827,554
Increase in accrued registration rights penalties	-	518,243	518,243
Net cash used in operating activities	(6,402,349)	(9,425,564)	(21,973,450)

Cash flows from investing activities
Acquisition of mineral rights	(2,000,000)	-	(9,968,785)
Acquisition of property and equipment	-	(226,780)	(246,280)
Net cash used in investing activities	(2,000,000)	(226,780)	(10,215,065)

Cash flows from financing activities
Proceeds from zero coupon convertible debt offering	-	-	1,500,000
Payment of deferred financing costs	-	-	(75,000)
Payment of arranger fee for convertible debt	(37,600)	(30,000)	(67,600)
Proceeds from notes payable	158,500	1,150,000	1,403,500
Payments on notes payable	(1,150,000)	-	(1,150,000)
Proceeds from issuance of common stock, net	9,499,990	7,314,069	28,946,707
Proceeds from exercise of warrants	-	210,000	1,643,575
Net cash provided by financing activities	8,470,890	8,644,069	32,201,182

Effect of exchange rate changes on cash	(83,563)	83,563	-

Net increase (decrease) in cash	(15,022)	(924,712)	12,667

Cash at beginning of the year	27,689	952,401	-

Cash at end of the year	$12,667	$27,689	$12,667

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$280,954	$5,792	$286,746
Non-cash financing transactions:
Fair value of derivative warrant instruments issued in
private offerings	$4,478,014	$3,779,978	$13,352,518
Reclassification of warrant liabilities to additional paid-in capital
for warrant exercises	$-	$590,462	$5,195,008
Warrants issued for services	$-	$-	$157,010
Warrants issued for offering costs	$162,350	$-	$220,100
Debt discount due to beneficial conversion feature	$-	$330,019	$698,019
Debt discount due to warrant derivative liabilities issued with
convertible debt	$158,500	$-	$1,290,500
Debt discount for acquisition of Cocina Mineral Rights	$1,000,000	$-	$1,000,000
Debt and short-term payable for acquisition of Cocina Mineral Rights	$4,300,000	$-	$4,300,000
Settlement of accrued interest through modification of debt	$105,742	$-	$105,742
Settlement of accrued liabilities through issuance of stock	$459,004	$-	$459,004
Issuance of common stock for acquisition of mineral rights	$-	$-	$39,415,000
Consolidation of non-controlling interest of the
Maricunga Companies	$-	$-	$25,496,000
Common stock cancelled	$-	$-	$71,052
Common stock subject to rescission	$3,041	$-	$3,041

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

The Company’s five wholly owned subsidiaries include: Li3 Energy Peru SRL (“Li3 Peru”), a subsidiary formed in Peru to explore mining opportunities in Peru and in South America; Minera Li Energy SPA (“Minera Li”), a subsidiary registered in Chile; Alfredo Holdings, Ltd. (“Alfredo”), an exempted limited company incorporated under the laws of the Cayman Islands; Pacific Road Mining Chile, SA, a Chilean corporation (“PRMC”), which is a subsidiary of Alfredo; and Noto Energy S.A. (“Noto”), an Argentinean corporation.

Minera Li also holds 60% ownership of Sociedades Legale Mineras Litio1 a 6 de la Sierra Hoyada de Maricunga (“SLM Litio 1-6”), a group of six private companies (the “Maricunga Companies”).

Li3 Energy Caymans, Inc, an exempted limited company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company, was struck from the Companies Register on June 28, 2013.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Li3 Peru, Alfredo, PRMC, Noto, and Minera Li which holds the six majority-owned subsidiaries consisting of the Maricunga Companies. All intercompany amounts have been eliminated in consolidation.

b.  Exploration Stage Company

The Company is in the exploration stage in accordance with SEC guidance and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 -Development Stage Entities. Its activities to date have been limited to capital formation, organization, and development of its business, including acquisitions of mineral rights.

c. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $-0- cash equivalents at June 30, 2013 and 2012. The Company has not experienced any losses on its deposits of cash and cash equivalents.

d.  Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value. During the years ended June 30, 2013 and 2012, the Company recorded mineral rights impairment charges of $46,493,626 and $300,000, respectively.

e. Impairment of long-lived assets

Long-lived assets, including mineral rights, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. We account for asset impairment in accordance with FASB ASC 360, Property Plant and Equipment. Long-lived assets such as property, plant and equipment, mineral properties and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the estimated fair value of the long-lived asset.

f.  Property and Equipment

Property and equipment are stated at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated useful lives ranging from 3 to 10 years.

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

The Company recognizes interest related to income tax matters in income tax expense and penalties related to income tax matters in general and administrative expenses. The Company did not have any uncertain income tax positions or accrued interest included in our consolidated balance sheets at June 30, 2013, or 2012, and did not recognize any interest in its consolidated statements of operations during the years ended June 30, 2013 or 2012. At June 30, 2013 and 2012, the Company has recorded $120,000 and $0, respectively of accrued penalties related to income tax matters. During the years ended June 30, 2013 and 2012, the Company recorded $120,000 and $0 of penalties in general and administrative expenses.

h.   Share-based Payments

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

For the years ended June 30, 2013 and 2012, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended
	June 30, 2013	June 30, 2012
Stock options	1,450,000	1,450,000
Restricted stock units	1,300,000	1,300,000
Stock warrants	163,227,532	89,284,712
Convertible debt	27,289,848	14,859,842
	193,267,380	106,894,554

j. Foreign Currency

The Company has determined that the functional currency of the parent company and each of its foreign subsidiaries is U.S. Dollars.

Foreign currency transaction gains and losses are included in the statement of operations as other income (expense).

k. Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has made significant estimates related to the fair value of its mineral assets; the fair value of derivative liabilities; stock-based payments; and contingencies.

l. Non-Controlling Interests

The Company is required to report its non-controlling interests as a separate component of equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to the stockholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis. During the years ended June 30, 2013 and 2012, the Company recorded a net loss allocable to non-controlling interests of $18,798,439 and $2,375,407, respectively.

m. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company´s consolidated financial position, operations or cash flows.

n. Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

o. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, June 30, 2013, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

NOTE 3.   GOING CONCERN

At June 30, 2013, the Company had no source of current revenue, a cash balance on hand of $12,667, negative working capital of $8,233,961 and the Company recognized negative cash flows from operations of $21,973,450 during the period from June 24, 2005 (inception) through June 30, 2013.

The Company’s current negative working capital position is not sufficient to maintain its basic operations for at least the next 12 months. In addition, the Company is obligated to make a payment in October 2013 of $3.8 million related to its acquisition of certain mineral rights or be subject to foreclosure on the properties. Accordingly, the Company is required to raise substantial capital in the near term or make arrangements for the deferral of these payments to continue as a going concern.

In the course of its development activities, the Company has sustained and continues to sustain losses.  The Company cannot predict if and when the Company may generate profits.  In the event we identify commercial reserves of lithium or other minerals, we will require substantial additional capital to develop those reserves and certain governmental permits to exploit such resources.  The Company expects to finance its future operations primarily through future equity or debt financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, then the Company’s operations would be materially negatively impacted.

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

Further, the development and exploitation of the properties in which we have mineral interests require permits at various stages of development. Ltihium resources in SLM Litio 1-6 are designated as a national resource and cannot be mined and sold unless the government of Chile issues a permit which may not occur or could require payments in excess of the Company’s available funds or could be subject to competitive bidding.

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

NOTE 4.  MINERAL RIGHTS

Mineral rights, net of impairment, consist of the following at June 30, 2013 and 2012:

Maricunga	June 30, 2013	June 30, 2012
SLM Litio 1-6	$17,247,374	$63,741,000
Cocina Mining Concessions	6,300,000	-
	$23,547,374	$63,741,000

Maricunga

The SLM Litio 1-6 property consists solely of undeveloped mineral rights. On May 20, 2011, the Company acquired 60% of SLM Litio 1-6, for a purchase price of $6,370,000 in cash and 127,500,000 restricted shares of common stock which had a fair value of $31,875,000 (the “SLM Litio 1-6 Shares”). The Company also initially recorded an additional $25,496,000 to reflect the non-controlling interest for the 40% of SLM Litio 1-6 that were not acquired.

On April 16, 2013, Minera Li entered into a purchase agreement (the “Purchase Agreement”) with Jose Resk Nara and Carlos Alfonso Iribarren (the “Sellers”) whereby it purchased all of the outstanding shares of SLM Cocina Diecinueve de la Hoyada de Maricunga, a Chilean legal mining company (the “Cocina Company”). Cocina Company was the sole owner of a group of exploitation mining concessions named Cocina 19 through 27 (the “Cocina Mining Concessions”). The Cocina Company had no operating activities, held no assets or liabilities other than the Cocina Mining Concessions and had no employees as of the date of the purchase of the Company. Accordingly, the purchase was treated as an asset acquisition.

The Cocina Company was absorbed on April 16, 2013 by Minera Li (the Cocina Company ceases to exist).

Pursuant to the Purchase Agreement, Minera Li agreed to pay the Sellers $7,300,000 in a combination of cash and debt, as follows:

	Jose Resk Nara	Carlos Alfonso Iribarren
April 16, 2013	$1,000,000	$1,000,000
July 16, 2013	1,000,000	1,000,000
October 16, 2013	1,150,000	650,000
April 16, 2014 – April 16, 2028	-	1,500,000	($100,000/year)
	$3,150,000	$4,150,000

$2,000,000 of the purchase price was paid on April 16, 2013 (the “Closing Date”). As of June 30, 2013, the Company recorded the $3,800,000 which was to be paid between July 16, 2013 and October 16, 2013 as short-term payable for acquisition of the Cocina mineral rights. The Company determined that the value of the Cocina Mining Concessions on acquisition was $6,300,000, with the additional $1,000,000 of purchase price to be treated as imputed interest (debt discount) to be amortized over the life of the remaining payments to Carlos Alfonso Iribarren. As a result, the remaining $1,500,000 of purchase price was recorded as debt in the accompanying balance sheet, offset by $1,000,000 of debt discount, of which the Company amortized $18,920 to interest expense as of June 30, 2013. The Company did not make the required July 16, 2013 payment of $2,000,000.

The transfer of the shares purchased has been completed and Minera Li now owns 100% of the Cocina Company and is the sole owner of the Cocina Mining Concessions at June 30, 2013.The Cocina Mining Concessions are mortgaged in favor of the Sellers as security for the remaining payments of the purchase price. In the event the Sellers foreclose on their mortgage (due to non-payment of the remaining purchase price), the Sellers may take ownership of the Cocina Mining Concessions. As of the date of this report, management is in discussions to formally extend the terms of payment and the Sellers have made no demand for payment.

The Cocina Mining Concessions were constituted prior to the 1979 Lithium Exploitation Restrictions, meaning that, according to Chilean mining law, the holder is authorized (having a constitutionally protected ownership right) to exploit lithium in the area covered by those concessions. As with any mineral exploitation in Chile, it requires all other permits which are necessary to exploit minerals.

Matters Related to Non-controlling Interests

The Company agreed to register under the Securities Act one-half of the 127,500,000 SLM Litio 1-6 Shares on a “best efforts” basis by January 31, 2012 and the remainder by October 31, 2012. On December 27, 2012 the Company filed a registration statement with the SEC requesting to register a total of 127,500,000 shares. On January 24, 2013, such registration statement was declared effective by the SEC. The total of 127,500,000 shares are registered.

The Company has incurred exploration expenses with respect to the SLM Litio 1-6 property of $6,440,988 to date and impairment expense of $46,493,626. The minority shareholders have not made payments to the Company for their respective shares of the exploration expenses incurred to date. As a result, all the expenses incurred by the Maricunga Companies during the years ended June 30, 2013 and 2012 were funded by the Company. The Company recorded 40% of the expenses incurred by the Maricunga Companies to the non-controlling interest, or $18,798,439 and $2,375,407, respectively, for years ended June 30, 2013 and 2012.

As the majority shareholder of SLM Litio 1-6, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their 40% share of the properties. The minority shareholders have not paid their required contributions to the costs of conservation and exploration, which were agreed upon at the shareholders’ meeting on October 6, 2011. In December 2012, we received a favorable decision from one of the civil courts to auction approximately 4% of the shares once the judgment is executed. This was opposed by the shareholders, but the Court of Appeals of Copiapó confirmed the favorable decision. Now the favorable decision is being revised by the Supreme Court. We are awaiting the Supreme Court decision after which the second court of Copiapo should set a date and time for the auction of 4% of the shares. The other civil courts are due to issue their final decision regarding the auction of 12% of the shares. The remaining lawsuits for 24% of the shares are still in preliminary stage.

Certain minority shareholders have filed counter claims against us, in two civil courts of Santiago, to declare, among other things, the invalidation of such shareholders’ meeting at which required contributions were established that such minority shareholders failed to make. In one of the courts, the process is on hold because the minority shareholders have not filed a new claim, as requested by the court. In the other court, we have filed our defense claiming that the lawsuits should be dismissed on the basis that the decision made in the shareholders´ meeting on October 6, 2011 was made in accordance with Chilean law, and that the amounts are necessary for the conservation and exploration of the mining property. Both lawsuits are currently on hold.

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

The Chilean government has since decided to invalidate the CEOL process due to an administrative error, as well as rescinding the CEOL Basis, which defined the regulations of the CEOL process. The Company submitted several appeals to the Chilean government requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. To date, the appeals have been rejected by the Chilean government. The Company continues to seek a concession for the SLM Litio 1-6, however, if no permit for lithium exploitation is acquired, the Company plans to develop and exploit potassium from this property.

Due to the uncertainty regarding the lithium permit for SLM Litio 1-6, we are pursuing these concessions as a producer of potash. Our NI 43-101 of the Canadian Securities Administrators (NI 43-101) shows that potassium resources are available in these properties. The majority of the past and current technical work performed on the project is applicable to the production of lithium and/or potassium. Potassium exploitation does not require special permits and it is exploitable via regular mining concessions, according to the Chilean Mining Code. Initial estimations suggest that a potash project is economically feasible.

Therefore our Maricunga project is currently focused on the development of our Cocina Mining Concessions to produce lithium carbonate and potash and our SLM Litio 1-6 to produce potash.

The Company determined that the inability to secure a permit to produce lithium from SLM Litio 1-6 represents events or changes in circumstances that indicate that the carrying amount of SLM Litio 1-6 may not be recoverable under ASC 360, Property Plant and Equipment. On this basis, the Company conducted a review of that asset for recoverability by evaluating SLM Litio 1-6 as a “potash-only” producer. Because the SLM Litio 1-6 asset is in its exploration stage of development, a market based approach was used to determine the fair value of the mineral rights. As the Company only had two principal assets, the Cocina Mining Concessions and SLM Litio 1-6, the Company evaluated impairment principally by estimating the enterprise value of the Company at June 30, 2013 and from that, deducing the fair value of SLM Litio1-6. The calculation of fair value of SLM Litio 1-6 is considered a Level 3 measurement.

Based on the evaluation, the Company determined that the long-lived asset of SLM Litio 1-6 was not fully recoverable and recognized an impairment charge of approximately $46.5 million to write the mineral rights down from their carrying value to their estimated fair value of approximately $17.2 million at June 30, 2013.

In March 2013, the Company obtained approval of the Environmental Impact Declaration for its SLM Litio 1-6 from the Chilean Environmental Authority. The Company is currently in discussions with consultants regarding the next steps to be taken in order to allow on-site work to continue in October 2013, after the winter season.

 Other Properties

The Company acquired other interests in certain Peruvian and Argentina properties during 2010, however determined that these properties were not economically feasible. As a result, the Company impaired its entire investment in these properties and will not be pursuing them any further. During the year ended June 30, 2012, the Company recorded an impairment of $300,000 relating to these properties.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2013	June 30, 2012
Leasehold improvement and office equipment	$56,675	$73,761
Field equipment	162,046	168,277
Less: Accumulated depreciation	(91,977)	(66,818)
	$126,744	$175,220

Depreciation expense for the years ended June 30, 2013 and 2012 was $37,031 and $51,560, respectively.

NOTE 6.   RELATED PARTY TRANSACTIONS

POSCAN

On August 24, 2011 and August 17, 2012, POSCAN, a greater than 10% shareholder and a wholly owned subsidiary of POSCO (a Korean company), purchased a combined 100,595,238 shares of the Company’s common stock. See Note 12.

MIZ Comercializadora, S de R.L.

The Company was party to a services agreement (“Services Agreement”) between MIZ Comercializadora, S de R.L. (“MIZ”) and the Company in which Tom Currin (a beneficial owner of MIZ) served as Chief Operating Officer of the Company. Pursuant to the Services Agreement, the Company granted to MIZ an award under the 2009 Plan pursuant to which the Company shall issue 2,500,000 restricted shares of its common stock (the “Restricted Stock”) upon the achievement of certain milestones. Additionally, pursuant to the Services Agreement, the Company granted 1,000,000 stock options to MIZ which were to vest over three years, with an exercise price of $0.38 per share and a term of 10 years.

On December 5, 2012, MIZ and the Company terminated its Services Agreement effective as of November 30, 2012. In connection with the termination of the Services Agreement, all of the Restricted Stock was deemed fully vested and issued to MIZ (of which 1,700,000 shares were previously held in escrow, and 800,000 shares had previously been issued to MIZ). The Company recorded stock based compensation expense of $183,360 and $250,921 in connection with the Restricted Stock during the year ended June 30, 2013 and 2012, respectively.

On November 30, 2012, the Company reduced the exercise prices of 333,333 options from $0.38 to $0.13 per share and the exercise price of 666,667 options were reduced from $0.38 to $0.21 per share. The term of all of the options was modified to five years. On February 15, 2013, the Company further modified the exercise price of the total 1,000,000 stock options granted to MIZ to $0.16 per share. The Company recorded $3,274 of stock compensation expense in connection with the modifications of exercise price as the incremental difference between the fair value of the stock options immediately before and after each modification.

In February 2013, the Company entered into a stock settlement agreement with MIZ with respect to $20,700 of obligations that were outstanding at December 31, 2012, and agreed to issue 306,667 shares of the Company´s common stock for $20,547 pursuant thereto, with the balance of $153 to be settled in cash. These shares were issued on April 1, 2013.

The Company incurred $52,197 (including $3,274 of stock option modification expense) and $114,420 of stock-based compensation during the years ended June 30, 2013 and 2012, respectively, related to stock options granted to MIZ. As of June 30, 2013, all of the stock options granted to MIZ are fully vested and exercisable.

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

MIZ was paid $203,750 for cash compensation during the year ended June 30, 2013, of which $5,000 was unpaid at June 30, 2013. For the year ended June 30, 2012, MIZ´s compensation was $212,500, of which $20,830 was unpaid at June 30, 2012 and recorded in accounts payable in the accompanying balance sheet at June 30, 2012.

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

R&M Global Advisors was paid $85,359 and $145,187 in cash for compensation during the years ended June 30, 2013 and 2012, respectively. As of June 30, 2013, R&M Global Advisors was owed $-0-.

NOTE 7.  NOTES PAYABLE

On June 5, 2008, the Company issued a $50,000 unsecured promissory note to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such note allow for prepayment of the principal and accrued interest at any time without penalty. The interest rate is 8% per annum and the maturity date was June 5, 2010. The total interest accrued as of June 30, 2013 and June 30, 2012 was $20,287 and $16,298, respectively. This note is in default as of June 30, 2013 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

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

NOTE 8. CONVERTIBLE NOTES PAYABLE

On April 30, 2009, the Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) to Milestone, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due November 8, 2010.  The Convertible Note provides that the principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date.  The Company and Milestone have not yet negotiated such conversion terms.  The total interest accrued on the Convertible Note at June 30, 2013 and June 30, 2012 was $15,380 and $11,678, respectively. The Convertible Note is in default as of June 30, 2013 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

On May 14, 2013, the Company issued an unsecured Convertible Promissory Note (the “Note”) to Asher Enterprises, Inc. (“Asher”), bearing an interest rate of 8% per annum, in the amount of $158,500 with a Maturity Date of February 17, 2014.  Under the terms of the Note, any amount of principal and interest that is not paid when due will be subject to interest of 22% per annum (“Default Interest”). The Note provides that all or any part of the principal and interest balance due on the Note are convertible at Asher´s option at any time from 180 days following the date of the Note (being November 10, 2013) and ending on complete satisfaction of the Note by payment or conversion. The total interest accrued on the Convertible Note at June 30, 2013 was $1,633. Legal expenses incurred in relation to the Note during the year ended June 30, 2013 were $3,500and were deducted from the gross proceeds received.

The Company may prepay the Note at any time up to 180 days from the date of issuance, with the following prepayment terms:

Number of days from date of note	Amount to be paid
0 – 30 days	110% of principal + unpaid accrued interest
31 – 90 days	115% of principal + unpaid accrued interest
91 – 120 days	120% of principal + unpaid accrued interest
121 – 180 days	125% of principal + unpaid accrued interest

In the event of default, the Note is immediately due and payable. The minimum amount due is 150% of the combined outstanding principal and unpaid interest.

The number of shares of common stock to be issued upon conversion shall be determined by dividing the Conversion Amount by the applicable conversion price. The Conversion Amount means the principal amount of the Note and, at Asher´s option, accrued and unpaid interest, Default Interest, and any other amounts owed to Asher pursuant to the terms of the Note. The conversion price shall equal the Variable Conversion Price which is calculated as 61% of the Market Price, being the average of the lowest three trading prices for the Company´s common stock during the 10 day period prior to the conversion date. At any one time, Asher will be limited to convert no more than 9.99% of the issued and outstanding common stock at time of conversion.

The conversion price of the Notes is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the Note was recognized as a derivative instrument at issuance and is measured at fair value at each reporting period. The Company determined that the fair value of the Note was $198,128 at the issuance date. The value of the debt of $158,500 was recorded as a debt discount and will be amortized to interest expense over the term of the Note. The variance to the fair value of $39,628 was recognized as an initial loss and recorded to change in fair value of derivative liabilities. Pursuant to a Share Purchase Agreement, the Company has reserved 33,500,000 shares of common stock for issuance upon conversion of the Note.

See detail summary below for carrying value of debt as of June 30, 2013.

Value of debt on issue date of May 14, 2013	$158,500
Less: Original issue discount	(158,500)
Carrying value at May 14, 2013	-
Amortization of debt discount (recorded as interest expense during the year)	26,701
Carrying value at June 30, 2013	$26,701

NOTE 9. CREDIT AGREEMENT

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

The Company also agreed to issue to the lenders warrants to purchase an aggregate of 1,500,000 shares of common stock, exercisable for five years at an initial exercise price of $0.50 per share (the “Lender Warrants”). The Lender Warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair values of the Lender Warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair value of the warrants was $1,132,000 at the issuance date. This amount was recorded as a debt discount and has been amortized to interest expense over the term of the debentures.

The convertible debentures were analyzed for a beneficial conversion feature at which time it was concluded that a beneficial conversion feature existed.  The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $368,000.  This amount was recorded as a debt discount and has been amortized to interest expense over the term of the debentures.

The Company agreed to pay finder’s fees consisting of cash in the amount of 5% of the aggregate issue price of the notes, or $75,000 in total, and warrants to purchase an aggregate of 75,000 shares of common stock, exercisable for five years at an initial exercise price of $0.40 per share (the “Arranger Warrants”). The Arranger Warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the Arranger Warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair value of the Arranger Warrants at the issuance date was $57,750, which was recorded as deferred financing costs. The deferred financing costs of $132,750 were amortized over the life of the debt on a straight-line basis which approximated the effective interest method. During the year ended June 30, 2012, the Company recorded $103,250 of interest expense on deferred financing costs.

On August 25, 2011, the Company entered into an Amendment and Waiver Agreement with the holders of the zero-coupon bridge notes (the “Waiver Agreement”).  Pursuant to the Waiver Agreement, effective upon the closing of POSCAN’s initial $8 million investment under the SPA (see Note 11), the zero-coupon bridge notes maturity date was extended to June 30, 2012, and the Company was not required to make any prepayment out of the proceeds of the SPA.  As the POSCAN closing occurred on September 14, 2011, the Waiver Agreement was deemed effective on that date.  The Waiver Agreement did not alter the principal amount of the zero-coupon bridge notes; however, it provides that such notes will accrue interest at a rate of 15% per annum from February 2, 2012, until June 30, 2012.  The Waiver Agreement also reduced the conversion price of the $1.5 million zero-coupon bridge notes from $0.40 to $0.12 per share.  In connection with the Waiver Agreement, the Company agreed to pay an arranger a cash fee (“arranger fee”) of $30,000.

In connection with the Waiver Agreement, the convertible debentures were analyzed for a beneficial conversion feature after the debt modification at which time it was concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $330,019. This amount was recorded as a debt discount and has been amortized to interest expense over the term of the debentures. See detail summary below for carrying value of debt as of June 30, 2012.

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

Second Amendment and Waiver Agreement

On September 28, 2012, the Company entered into a Second Amendment and Waiver Agreement with the holders of the zero-coupon convertible notes (the “Second Waiver Agreement”).  Pursuant to the Second Waiver Agreement, the zero-coupon convertible notes’ maturity date was extended to September 28, 2013, and the aggregate principal amount thereof was increased to $1,880,000, which includes an Original Issue Discount of 12.1%. The Waiver Agreement also reduced the conversion price of the zero-coupon bridge notes from $0.12 to $0.095 per share.  In connection with the Second Waiver Agreement, the Company agreed to pay an arranger a cash fee (“arranger fee”) of $37,600.

In connection with the Second Waiver Agreement, the convertible debentures were analyzed for a beneficial conversion feature after the debt modification at which time it was concluded that no beneficial conversion feature existed. See detail summary below for carrying value of debt as of June 30, 2013.

Post-Modification Debt:
Estimated fair value of debt after modification	$1,880,000
Less: Original issue discount	(202,926)
Carrying value at September 28, 2012 (date of modification)	1,677,074
Amortization of debt discount (recorded as interest expense during the year)	152,889
Carrying value at June 30, 2013	$1,829,963

The Company applied ASC 470-50-40/55 “Debtor’s Accounting for a Modification or Exchange of Debt Instrument” and concluded that the Second Amendment and Waiver Agreement dated September 28, 2012 constituted a debt extinguishment rather than debt modification because the change in the fair value of the embedded conversion features immediately before and after the modification exceeded 10% of the original loan balance. As a result, the Company recorded a loss on debt extinguishment of $37,235 during the year ended June 30, 2013, as summarized below:

Loss on Extinguishment:
Estimated fair value of debt after modification	$1,880,000
Arranger fee	37,600
Less: Original issue discount	(202,926)
Fair value of assets given	1,714,674
Less: Carrying value of pre-modification debt	(1,677,439)
Unamortized deferred financing costs	-
Loss on debt extinguishment	$37,235

NOTE 10. LONG-TERM DEBT

In connection with the acquisition of the Cocina Mining Concessions, on April 16, 2013, the Company agreed to make $1,500,000 of payments to a seller of the Cocina Mining Concessions. The Company will pay the seller annual payments of $100,000 for fifteen years beginning on April 14, 2014. The Company determined that $1,000,000 of the debt represented a debt discount which will be amortized to the note payable over the life of the note. The effective interest rate on this note payable is approximately 18%. Future maturities of the long-term debt as of June 30, 2013 are as follows:

2014	$100,000
2015	100,000
2016	100,000
2017	100,000
2018	100,000
Thereafter	1,000,000
Total long term debt	$1,500,000

NOTE 11. DERIVATIVE LIABILITIES

Warrants

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

The warrants issued in connection with the 2009 Unit Offering, the 2010 Unit Offerings, the Incentive warrants, the 2011 Unit Offering warrants, the Lender Warrants, the Warrants issued for advisory services and the Arranger Warrants contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the relevant time. The amount of any such adjustment is determined in accordance with the provisions of the relevant warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the relevant time. In addition, the number of shares issuable upon exercise of the 2010 Unit Offering Warrants, the Incentive warrants and all warrants issued to agents under both the 2009 Unit Offering, and the 2010 Unit Offerings will be increased inversely proportional to any decrease in the exercise price, thus preserving the aggregate exercise price of the warrants both before and after any such adjustment.

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

Activity for derivative warrant instruments during the year ended June 30, 2013 was as follows:

		Initial valuation
		of derivative
		liabilities upon		Decrease in
	Balance at	issuance of new		fair value of	Exercise	Balance at
	June 30,	warrants during	Modification	derivative	of	June30,
	2012	the period	expense	liabilities	warrants	2013
2009 Unit Offering warrants	$872,212	$-	$-	$(557,377)	$-	$314,835
First 2010 Unit Offering warrants	1,640,644	-	-	(1,279,012)	-	361,632
Second 2010 Unit Offering warrants	237,426	-	-	(183,015)	-	54,411
Third 2010 Unit Offering warrants	512,341	-	-	(382,962)	-	129,379
Incentive warrants	579,760	-	-	(431,471)	-	148,289
2011 Unit Offering warrants	1,495,038	-	-	(1,304,938)	-	190,100
Lender warrants	274,386	-	-	(221,457)	-	52,929
Warrants for advisory services and Arranger warrants	83,210	-	-	(72,277)	-	10,933
POSCAN warrants	1,958,911	4,478,014	171,150	(4,085,281)	-	2,522,794
	$7,653,928	$4,478,014	$171,150	$(8,517,790)	$-	$3,785,302

There were no warrants exercised during the year ended June 30, 2013.

Warrant Modification Expense

On August 17, 2012, the Company measured the modified warrants using a modified lattice valuation model. Below is the summary of the valuation:

Fair value of warrant on August 17, 2012 with exercise price $0.40 and stock price $0.069	$1,091,513
Fair value of warrant on August 18, 2012 with exercise price $0.21 and stock price $0.067	1,262,663
Modification expense	$171,150

Activity for derivative warrant instruments during the year ended June 30, 2012 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Decrease in
	Balance at	issuance of new	fair value of		Balance at
	June 30,	warrants during	derivative	Exercise of	June 30,
	2011	the period	liability	warrants	2012
2009 Unit Offering warrants	$3,854,119	$-	$(2,981,907)	$-	$872,212
First 2010 Unit Offering warrants	2,911,244	-	(1,270,600)	-	1,640,644
Second 2010 Unit Offering warrants	1,800,265	-	(972,377)	(590,462)	237,426
Third 2010 Unit Offering warrants	1,156,744	-	(644,403)	-	512,341
Incentive warrants	1,072,441	-	(492,681)	-	579,760
2011 Unit Offering warrants	3,736,897	-	(2,241,859)	-	1,495,038
Lender warrants	523,234	-	(248,848)	-	274,386
Warrants for advisory services
and Arranger warrants	189,810	-	(106,600)	-	83,210
POSCAN warrants	-	3,779,978	(1,821,067)	-	1,958,911
	$15,244,754	$3,779,978	$(10,780,342)	$(590,462)	$7,653,928

During the year ended June 30, 2012, 4,200,000 warrants were exercised for aggregate proceeds of $210,000. The Company reduced the derivative liability by $590,462 based on the fair value of the warrants on the date of exercise and increased additional paid-in capital by the same amount.

The following is a summary of the assumptions used in the modified lattice valuation model as of the initial valuations of the derivative warrant instruments issued during the years ended June 30, 2013 and June 30, 2012, respectively, and as of June 30, 2013, and June 30, 2012, respectively:

	Initial	Initial
	valuations -	valuations -
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Common stock issuable upon exercise of warrants	62,499,938	38,095,300	163,227,532	89,284,712
Market value of common stock on measurement date (1)	$0.07	$0.145	$0.039	$0.09
Adjusted exercise price	$0.21	$0.40	$0.05-$0.37	$0.05-$0.48
Risk free interest rate (2)	0.31%	0.42%	0.15%-0.66%	0.33%-0.49%
Warrant lives in years	3.0	3.0	0.64-2.84	1.8-3.8
Expected volatility (3)	182%	205%	142%-156%	132%-241%
Expected dividend yields (4)	None	None	None	None
Assumed stock offerings per year over next five years (5)	1-2	1-2	1	1-2
Probability of stock offering in the next year (6)	100%	100%	100%	100%
Range of percentage of existing shares offered (7)	15%-31%	10%-31%	13%-135%	10%-31%
Offering price range (8)	$0.21-$0.45	$0.21-$0.45	$0.03	$0.15-$0.50

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 1, 2 or 3 - year Treasury Bill as of the respective Offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next five years.

(6)	Management has determined that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 13% and 135% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

Embedded Derivative Instruments

The Company determined that the Asher Note contains an embedded derivative instrument as the conversion price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 (refer Note 8 for further information regarding the Asher Note). The fair value of the Note was recognized as a derivative instrument at issuance and is measured at fair value at each reporting period. The Company determined that the fair value of the Note was $198,128 at the issuance date. As the value of the debt at issuance was $158,500, an initial loss of $39,628 was recognized and recorded to change in fair value of derivative liabilities.

The Company determined the fair value of the embedded derivative on the grant date using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.04 per share, term of 0.76 years, expected volatility of 156%, and a discount rate of 0.15%.

Activity for embedded derivative instruments during the year ended June 30, 2013 was as follows:

		Initial valuation
		of embedded	Increase
		derivative	(decrease) in
	Balance at	instruments	fair value of	Balance at
	June 30,	issued during	derivative	June 30,
	2012	the period	liability	2013
Asher Note	$-	$198,128	$6,419	$204,547
	$-	$198,128	$6,419	$204,547

NOTE 12. STOCKHOLDERS’ EQUITY

Sales of Common Stock

Common stock issued for cash during the years ended June 30, 2005 through June 30, 2013

The table below summarizes sales of common stock from June 24, 2005 (inception) through June 30, 2013, and includes the portion of proceeds received which was allocated to warrants issued in conjunction with these sales of common stock.

Fiscal Year	Shares	Gross proceeds	Offering costs	Net proceeds	Relative fair value allocated to warrants	Amount allocated to common stock and paid-in capital	Per share price range
2005 (1)	71,052,672	$7,500	$-	$7,500	$-	$7,500	$0.0001
2006	47,368,454	50,000	-	50,000	-	50,000	0.0011
2007	-	-	-	-	-	-	-
2008	2,631,595	50,000	-	50,000	-	50,000	0.019
2009	-	-	-	-	-	-	-
2010	18,000,000	4,500,000	410,680	4,089,320	1,806,181	2,283,139	0.25
2011	55,685,324	10,381,739	1,012,361	9,369,378	3,288,346	6,081,032	0.05 - 0.27
2012	42,295,300	8,210,013	685,944	7,524,069	3,779,978	3,744,091	0.05 - 0.21
2013	62,499,938	9,999,990	500,000	9,499,990	4,478,014	5,021,976	0.16

(1)	On October 19, 2009, 71,052,626 shares of the Company’s common stock owned by the founding shareholder, were surrendered and cancelled in exchange for the Company’s interest in a wholly-owned subsidiary. The net assets of the Company’s wholly-owned subsidiary prior to the exchange were $-0- as of October 19, 2009. Therefore, the share cancellation was valued at $-0-.

2012 Activity:

POSCAN

On August 24, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA”) with POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO (a Korean company), (together, the “POSCAN Agreements”), pursuant to which on September 14, 2011, POSCAN purchased 38,095,300 units for $0.21.  Each unit consisted of one share of our common stock and a three-year warrant (“POSCAN Warrants”) to purchase one share of our common stock at an exercise price of $0.40 per share. The Company incurred finders’ fees equal to 7% of the gross proceeds received from the SPA.  At June 30, 2012, the Company has paid $493,000 of the fees and has $67,000 of finders’ fees payable recorded in accounts payable in the consolidated balance sheet. The remaining $67,000 was paid during the year ended June 30, 2013.

Sales of the units during the year ended June 30, 2012 pursuant to the SPA were as follows:

	Shares	Gross proceeds	Offering costs	Net proceeds	Relative fair value allocated to POSCAN Warrants	Amount Allocated to common stock and paid-in capital
August 2011	38,095,300	$8,000,013	$685,944	$7,314,069	$3,779,978	$3,534,091
	38,095,300	$8,000,013	$685,944	$7,314,069	$3,779,978	$3,534,091

POSCAN committed to purchase an additional 47,619,000 Units at the same $0.21 price per Unit (for an aggregate additional purchase price of approximately $10 million) upon satisfaction of certain conditions, including:  (i) completion of an updated Measured and Indicated Resource Report prepared in compliance with Canadian National Instrument (“NI”) 43-101 standards that concludes that our SLM Litio 1-6 property meets certain technical requirements and that proceeding to the feasibility study phase for the Maricunga project is warranted; (ii) completion of a work program agreed to by us and POSCAN; and (iii) having the necessary permits and approvals in place for building and operating a brine test facility on the Maricunga property.  The SPA provides that the Company is to use the proceeds from such investments exclusively for activities related to the development of the Maricunga project pursuant to budgets mutually agreeable to us and POSCAN.

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

Warrant exercises

During the year ended June 30, 2012, 4,200,000 D Warrants were exercised for gross proceeds of $210,000.

2013 Activity:

POSCAN

On August 17, 2012, the Company closed POSCAN’s second tranche of investment (the “Second Closing”) under the Securities Purchase Agreement between the Company and POSCAN, dated as of August 24, 2011 (the “POSCAN SPA”), selling 62,499,938 units to POSCAN for gross proceeds of $9,999,990, with each unit consisting of one share of common stock and a three-year warrant to purchase one share of common stock for $0.21 per share (the “Additional Agreement”). Further, the Company also agreed to issue to POSCAN a two-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.15 per share, valued at $192,500. The Company analyzed the instruments for derivative accounting consideration and determined that derivative accounting does not apply to these warrants. The Company determined the fair value of these warrants on the grant date using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.07 per share, term of 2 years, expected volatility of 141%, and a discount rate of 0.29%.

On January 11, 2011, the Company engaged a consultant to provide advisory services to facilitate equity or debt fund raising for the Company. In connection with the closing of POSCAN’s second tranche of investment on August 17, 2012, the Company paid 5% of the gross proceeds of $9,999,990, or $500,000, which has been recorded as offering costs for the year ended June 30, 2013.

In addition, the Company provided the consultant a five-year warrant to purchase 2,380,950 shares of our common stock at an exercise price of $0.21 per share. The Company analyzed the instruments for derivative accounting consideration and determined that derivative accounting does not apply to these warrants. The Company determined the fair value of these warrants on the grant date using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.07 per share, term of 5 years, expected volatility of 216%, and a discount rate of 0.81%.

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

Furthermore, the Additional Agreement provides that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issues or sells any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing (see Note 11).

During the year ended June 30, 2013, the Company entered into certain agreements and issued shares which may have triggered this provision. On May 3, 2013, POSCAN issued a waiver of this provision with respect to the following transactions:

•	Settlement agreements entered into by the Company providing for the Company to issue an aggregate of up to 20,000,000 shares of the Company’s common stock in settlement of obligations released by the Receivable Holder, up to an aggregate of $1,000,000. To date, the Company has issued 7,198,294 shares under such agreements, in settlement of a total of $482,296 of obligations.
•	The Second Amendment and Waiver Agreement entered into by the Company with the holders of the zero-coupon convertible notes (the “Second Waiver Agreement”), under which the conversion price of the zero-coupon bridge notes was modified from $0.12 to $0.095 per share.

On May 14, 2013 the Company issued an unsecured Convertible Promissory Note (the “Note”) to Asher Enterprises, Inc. (“Asher”), bearing an interest rate of 8% per annum, in the amount of $158,500 with a Maturity Date of February 17, 2014 (see Note 8). The conversion price of the Note at June 30, 2013 was $0.02 per share. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 6,433,263 shares. As a result, the Company recorded an accrual for common stock payable (with an off-set to stock-based compensation expense) estimated at $250,897 during the year ended June 30, 2013.

Common Stock issued for acquisition of mineral rights

On March 12, 2010, the Company issued 4,000,000 shares of its common stock valued at $3,640,000 as part of its acquisition of mineral rights from Next Lithium. Management determined the fair value of the stock issued to be $0.91 per share based on the last sale price of the common stock on the OTC Bulletin Board on that date.

On August 3, 2010, the Company issued 10,000,000 shares of its common stock valued at $3,900,000 as part of its acquisition of mineral rights in connection with the Alfredo acquisition (See Note 4). Management determined the fair value of the stock issued to be $0.39 per share based on the last sale price of the common stock on the OTC Bulletin Board on that date.

On June 2, 2011, the Company issued of 127,500,000 shares of its common stock valued at $31,875,000 as part of its acquisition of mineral rights in connection with the SLM Litio 1-6 acquisition (See Note 4). Management determined the fair value of the stock issued to be $0.25 per share based on the last sale price of the common stock on the OTC Bulletin Board on that date.

Common Stock issued for services

Common stock issued for services during the years ended June 30, 2005 through June 30, 2013

The table below summarizes sales of common stock from June 24, 2005 (inception) through June 30, 2013, and includes the portion of proceeds received which was allocated to warrants issued in conjunction with these sales of common stock.

Fiscal Year	Shares	Fair value of shares issued	Amount allocated to common stock par value	Amount allocated to paid-in capital	Per share price range
2005	-	$-	$-	$-	$0.00
2006	-	-	-	-	0.00
2007	-	-	-	-	0.00
2008	-	-	-	-	0.00
2009	-	-	-	-	0.00
2010	2,625,000	811,050	2,625	808,425	0.003 - 0.93
2011	5,603,501	1,697,567	5,603	1,691,964	0.235 - 0.385
2012	1,573,333	135,200	1,574	133,626	0.106 - 0.38
2013	7,198,294	469,737	7,198	462,539	0.035 - 0.068

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

During the year ended June 30, 2012, 300,000 shares of common stock were issued pursuant to vesting of restricted stock and 233,333 shares of common stock were issued pursuant to vesting of restricted stock units. Further details are provided under “Restricted Stock” and “Restricted Stock Units” below.

2013 Activity:

The Company entered into several stock settlement agreements during the year ended June 30, 2013 whereby the Company agreed to settle certain liabilities owing for services provided by issuing one share of the Company´s common stock for every $0.067 of liabilities owing, as follows:

•	On September 7, 2012, the Company entered into stock settlement agreements with directors, offices of the Company, and suppliers and issued 5,825,761 shares of common stock on September 28, 2012 in settlement of $390,336 of liabilities which were outstanding at June 30, 2012. The closing price of the common stock on the measurement date was $0.068 per share, and a loss on settlement of $5,816 was recorded in respect to this transactions during the year ended June 30, 2013;

•	On September 7, 2012, the Company entered into a stock settlement agreement with Anthony Hawkshaw, a former director of the Company, whereby the Company issued 103,179 shares of common stock on April 1, 2013 in settlement of $6,913 of directors fees accrued during the year ended June 30, 2012. The closing price of the common stock on the measurement date was $0.068 per share, and a loss on settlement of $103 was recorded in respect to this transactions during the year ended June 30, 2013;

•	In February 19, 2013, the Company entered into a stock settlement agreement with MIZ providing for the Company to issue 306,667 shares of the Company´s common stock in settlement of $20,547 in services that were incurred during the year ended June 30, 2013. The shares were issued on April 1, 2013. The closing price of the common stock on the measurement date was $0.035 per share, and a gain on settlement of $9,813 was recorded in respect to this transactions during the year ended June 30, 2013;

•	On March 30, 2013, the Company entered into a stock settlement agreement with current directors providing for the Company to issue 962,687 shares of the Company´s common stock in settlement of $64,500 of directors fees accrued during the year ended June 30, 2013. The shares were issued between April 12, 2013 and May 6, 2013.The closing price of the common stock on the measurement date was $0.058 per share, and a gain on settlement of $8,665 was recorded in respect to this transactions during the year ended June 30, 2013.

During the year ended June 30, 2013, 1,700,000 shares of common stock were issued pursuant to vesting of restricted stock and 316,668 shares of common stock were issued pursuant to vesting of restricted stock units. Further details are provided under “Restricted Stock” and “Restricted Stock Units” below.

 2009 Equity Incentive Plan

On October 19, 2009 stockholders, representing approximately fifty-nine percent (59%) of the Company’s issued and outstanding capital stock, executed a written consent in lieu of a meeting and approved the creation of the 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan provides for the issuance of both non-statutory and incentive stock options and other awards to acquire, in the aggregate, up to 5,000,000 shares of the Company’s common stock.

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

Restricted Stock

Pursuant to the Employment Services Agreement, on August 11, 2010, the Company granted to MIZ an award under the 2009 Plan pursuant to which the Company shall issue 2,500,000 restricted shares of its common stock (the “Restricted Stock”) upon the achievement of certain milestones. The stock price on the grant date was $0.38 per share, which provided total compensation expense of $950,000 to be recognized in connection with the Restricted Stock if all of the shares vest.

On December 5, 2012, MIZ and the Company terminated its Services Agreement effective as of November 30, 2012. In connection with the termination of the Services Agreement, all of the Restricted Stock was deemed fully vested and issued to MIZ (of which 1,700,000 shares were previously held in escrow, 500,000 shares were issued to MIZ during the year ended June 30, 2011 and 300,000 shares were issued to MIZ during the year ended June 30, 2012). The Company recorded stock based compensation expense of $183,360 and $250,921 in connection with the Restricted Stock during the years ended June 30, 2013 and 2012, respectively.

Restricted Stock Units

During December 2011, the Company entered into a one-year employment agreement with a new Vice President of Finance (now called the Chief Financial Officer, the “CFO”) which originally was to begin on January 1, 2012 (amended to March 1, 2012). Pursuant to the agreement, the CFO was granted 250,000 restricted stock units under its 2009 Plan which will vest over 3 years. The value of the issuable shares was determined based on the $0.13 closing price of the common stock on the measurement date, and totaled $34,500. The Company will record stock compensation expense for these restricted stock units over the 3 year service period which begins on March 1, 2012, of which the Company recorded expense of $12,873 and $11,500 during the years ended June 30, 2012 and 2013, respectively. As of June 30, 2013, 83,334 shares of common stock have been issued in relation to the restricted stock units that vested on March 1, 2013.

In May 2012, the Company committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares to members of its Board of Directors. Such restricted stock units shall vest over a period of three years starting from the later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities,. However, the Company does not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. The Company recorded compensation expense of $20,688 and $19,327 during the years ended June 30, 2013 and 2012, respectively.

Stock Option Awards

On December 9, 2009, the Board approved non-incentive stock option grants under the 2009 Plan to the individual non-employee directors, and in the amounts, listed in the table below.

Name of Optionee	Number of Shares
Douglas Perkins	50,000
Anthony Hawkshaw	50,000
Kjeld Thygesen	500,000

Following the resignation of each of the above Optionees from the board of directors, the stock options expired unexercised.

On April 22, 2010, the Board granted GMFB Communications, Inc. stock options to purchase 200,000 shares of common stock under the 2009 Plan in connection with public and investor relations services provided. The options are exercisable at $0.32 per share, have five year terms and are fully vested.

As noted above, pursuant to the Employment Services Agreement, on August 11, 2010, the Company granted to MIZ an option to purchase an aggregate of 1,000,000 shares of common stock under the 2009 Plan, exercisable at $0.16 per share. All of the options have a five year term and are fully vested.

On March 1, 2012, the Company granted Mr. Santillana an option under the 2009 Plan to purchase an aggregate of 250,000 shares of common stock, exercisable for a term of five years at an exercise price of $0.40 per share, which shall vest in its entirety on September 1, 2013.

A summary of stock option activity is presented in the table below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2011	1,800,000	0.35	8.06	-
Granted	250,000	0.40	5.00	-
Exercised	-	-	-	-
Expired/Forfeited	(600,000)	0.31	6.82	-
Outstanding at June 30, 2012	1,450,000	$0.38	6.79	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at June 30, 2013	1,450,000	$0.22	3.03	$-
Exercisable at June 30, 2013	1,200,000	$0.19	2.90	$-

During the year ended June 30, 2012, the 250,000 options that were granted had a weighted average grant-date fair value of $0.13 per share. There were no options issued during the year ended June 30, 2013. During the years ended June 30, 2013, and 2012, the Company recognized stock-based compensation expense of $74,077 and $121,210, respectively, related to stock options.  As of June 30, 2013, there was approximately $3,593 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 0.17 years.

The fair values of the options granted during the year ended June 30, 2012 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

June 30, 2012
Market value of common stock on grant date	$0.14
Risk free interest rate (1)	0.83%
Dividend yield	None
Volatility factor	230%
Weighted average expected life in years (2)	3.3
Expected forfeiture rate	5%

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

Warrants

Summary information regarding common stock warrants outstanding is as follows:

		Weighted-average
	Number of	Exercise
	Warrants	Price
Outstanding at June 30, 2011	54,200,565	$0.66
Issued	38,095,300	0.25
Warrants issued pursuant to anti-dilution provisions	1,188,847	0.34
Exercised	(4,200,000)	0.10
Outstanding at June 30, 2012	89,284,712	0.25
Issued	69,880,888	0.20
Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	4,061,932	n/a
Exercised	-	-
Outstanding at June 30, 2013	163,227,532	0.22

Warrants outstanding as of June 30, 2013 are as follows:

		Outstanding		Exercisable
	Exercise	number	Remaining	number
Issuance Date	price	of shares	life	of shares
November 10, 2009 - December 23, 2009	$0.25	7,202,505	1.4 - 1.5 years	7,202,505
November 10, 2009 - December 23, 2009	$0.37	7,274,937	1.4 - 1.5 years	7,274,937
June 9, 2010 - September 13, 2010	$0.26	11,960,784	1.9 - 2.2 years	11,960,784
June 9, 2010 - July 13, 2010	$0.17	659,389	1.9 - 2.0 years	659,389
November 8-15, 2010	$0.05	1,400,000	2.4 years	1,400,000
December 9, 2010 - March 24, 2011	$0.14	4,977,609	2.4 - 2.6 years	4,977,609
March 24, 2011	$0.34	5,527,465	2.7 years	5,527,465
April 7, 2011	$0.29	11,960,049	0.9 years	11,960,049
April 7, 2011	$0.21	1,913,606	0.9 years	1,913,606
May 2, 2011	$0.33	1,500,000	2.8 years	1,500,000
May 2, 2011	$0.28	75,000	2.8 years	75,000
June 27, 2011	$0.29	800,000	0.8 years	800,000
September 14, 2011	$0.20	38,095,300	1.2 years	38,095,300
August 17, 2012	$0.20	62,499,938	2.1 years	62,499,938
August 17, 2012	$0.15	5,000,000	1.1 years	5,000,000
August 17, 2012	$0.21	2,380,950	4.1 years	2,380,950
		163,227,532		163,227,532

The warrants outstanding at June 30, 2013 had no intrinsic value.

NOTE 13.   FAIR VALUE MEASUREMENTS

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Derivative liabilities – warrant instruments	$-	$-	$3,785,302	$3,785,302
Derivative liabilities –embedded derivative instruments	$-	$-	$204,547	$204,547
Derivative liabilities	$-	$-	$3,989,849	$3,989,849

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Years Ended June 30,
	2013	2012
Beginning balance	$(7,653,928)	$(15,244,754)
Change in fair value	8,471,743	10,780,342
Additions	(4,636,514)	(3,779,978)
Warrant modification	(171,150)	-
Exercise of warrants	-	590,462
Ending balance	$(3,989,849)	$(7,653,928)

Change in unrealized gains (losses) included in earnings for the year ended June 30, 2013 and 2012	$8,471,743	$10,780,342

During the years ended June 30, 2013 and 2012, the Company recorded a realized loss of $-0- and $590,462, respectively, on the settlement of a portion of the warrant derivative liability due to the exercise of certain warrants, which is included in the change in the fair value of warrant derivative liability in the consolidated statements of operations.

NOTE 14. INCOME TAXES

The Company files a U.S. federal income tax return.  The Company’s foreign subsidiaries file income tax returns in their jurisdictions.

The components of the consolidated taxable net loss are as follows as of the years ended June 30, 2013 and 2012:

	2013	2012
U.S.	$(2,897,325)	$(5,224,954)
Foreign	(2,040,550)	(7,601,114)
Total	$(4,937,875)	$(12,826,068)

The components of the Company’s deferred tax assets at June 30, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carry-forwards	$7,208,976	$6,654,049
Stock-based compensation	165,526	1,391,211
Impairment of mineral rights	11,522,802	3,098,687
Accrued expenses	41,912	255,085
Loss contingency	167,108	167,108
Valuation allowance	(19,106,324)	(11,441,020)
Total deferred tax assets	-	125,120
Deferred tax liability:
Beneficial conversion feature and other	-	(125,120)
Net deferred tax assets	$-	$-

The following table provides reconciliation between income taxes computed at the federal statutory rate and our provision for income taxes at June 30, 2013 and 2012:

	2013	2012
Federal income taxes at 34%	$(8,089,290)	$(466,035)
Change in fair value of derivative liability - warrant instruments	(2,880,393)	(3,665,316)
Warrant modification expense	58,191	-
Amortization of beneficial conversion feature	-	175,042
Meals and entertainment	3,657	14,617
Restricted stock units	109,622	124,525
Income tax penalty	40,800	-
Change in valuation allowance	10,954,947	3,814,448
Impact of foreign tax rate change on beginning deferred taxes	(193,700)	-
Other	(3,834)	2,719
Provision for income taxes	$-	$-

Unless previously utilized, $14,498,715 of federal tax loss carry-forwards will begin to expire in 2029 and $10,321,514 foreign loss can be carried forward indefinitely.  Federal tax laws limit the time during which the net operating loss carry-forwards may be applied against future taxes, and if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carry-forwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at June 30, 2013 and 2012.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Mining Permits

In Chile, the Chilean Organic Law on Mining Concessions (“LOCM”) and the Chilean Mining Code (“CMC”) provide that lithium may not be granted in a mining concession without prejudice of the mining concessions validly granted before lithium was declared as a mineral the exploration and exploitation of which could not be the object of a mining concession. As a result, only mining exploitation concessions initiated before January 1, 1979 are authorized for the exploitation of lithium. For all other cases, the CMC establishes the reserve of lithium to Chile and expressly provides that the exploration or exploitation of “non-concessible” substances (including lithium) can be performed only directly by the State of Chile, or its companies, or by means of administrative concessions or special operation contracts, fulfilling the requirements and conditions set forth by the President of Chile for each case. Additionally, Law 16,319, which created the Chilean Nuclear Energy Commission (the “NEC”), provides in its article 8th that, for reasons of national interest, any act or contract in connection with lithium will require the previous authorization of NEC (or have NEC as a party thereto). NEC is entitled to subject any such authorization to the fulfillment by the applicant of certain conditions. Once any such authorization is granted, NEC is not authorized to amend it or terminate it, nor the applicant to resign it, for reasons other than those set forth in the resolution granting it.

Since the constitution process of the SLM Litio 1-6 Mining Concessions was initiated in 2000, the Maricunga Companies are not authorized to exploit lithium in the area covered by such concessions, unless they also obtain a CEOL authorizing such exploitation. Since the constitution process of the Cocina Mining Concessions was initiated in 1937, Minera Li, as the owner of the Cocina Mining Concessions, is authorized to exploit lithium in the area covered by the Cocina Mining Concessions.

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

The Chilean government has since decided to invalidate the CEOL process due to an administrative error, as well as rescinding the CEOL Basis, which defined the regulations of the CEOL process. The Company submitted severalappeals to the Chilean government requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. The appeals have been rejected by the Chilean government.

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

Non-Binding Agreement - New World Resource Corp.

On January 19, 2012, the Company entered into a non-binding agreement whereby the Company would acquire certain options (the “New World Options”) held by New World Resource Corp., with respect to the Pastos Grandes lithium brine project in the SudLipez province within the Department of Potosi, Bolivia (the “Pastos Project”), as well as certain other assets.During the year ended June 30, 2012, the Company elected to not pursue this transaction and expensed an advanced payment made with respect to the New World Options of $150,000.

Non-Binding Agreement - Claritas, Lithium and Bongo Mining Properties

On November 30, 2011, the Company entered into a non-binding agreement with three companies consisting of SLM Claritas, SLM Bongo and SLM Lithium (collectively, the “SLM Sellers”) with mining concessions with respect to an aggregate of 3,721 acres (1,506 hectares) in Chile (the “Chilean Prospect”) located near the Company’s Maricunga property. Pursuant to the non-binding agreement, the Company made a one-time nonrefundable payment (the “SLM Deposit”) of $250,000 on January 5, 2012. The SLM Deposit provided the Company with 60 days to perform due diligence procedures to determine whether or not to proceed with negotiating definitive agreements with the SLM Sellers regarding the Chilean Prospect. The Company elected to not proceed on negotiations related to the definitive agreements and expensed the SLM Deposit during the year ended June 30, 2012.

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

Pursuant to a registration rights agreement for the 2011 Offering, the Company agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the G warrants under the Securities Act of 1933, as amended, and to use its best efforts to cause such registration statement to become effective within 150 days after the filing date, all at the Company’s own expense. Pursuant to the registration rights agreement, in the event the Company does not meet these deadlines, the Company has agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured (up to an aggregate maximum penalty of 10%, or $645,819). The Company was required to file the registration statement by June 21, 2011, however the registration statement was not filed until July 1, 2011, and the Company recorded a monetary penalties accrual of $38,750, which has not yet been paid as of June 30, 2013. The Company was required to cause the registration statement to become effective by November 28, 2011, however the registration statement was not effective until March 19, 2012, and the Company increased the monetary penalties accrual to $518,243 (plus accrued interest of $134,723 and is calculated at 18% per annum for registration rights penalties considered past due), and the penalty has not yet been paid as of June 30, 2013.

Nevada

Under the BSV Option Agreement, as amended, the Company was required to pay to GeoXplor $100,000 on June 30, 2010, which the Company has not paid.   During the year ended June 30, 2011, the Company became obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes.  At June 30, 2013 and 2012, the Company has recorded $189,600 in accrued liabilities related to this agreement.

Employment Services Agreements

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

The Company is party to an Employment Services Agreement with Mr. Luis Santillana, dated as of December 1, 2011, amended as of March 1, 2012. Mr. Santillana’s employment by the Company is “at-will” and terminable at any time for any reason or for no reason. If Mr. Santillana’s employment is terminated by the Company without Cause or in connection with a Change of Control (as such terms are defined in the Employment Agreement) or if he terminates his employment for Good Reason (as defined in the Employment Agreement), his restricted stock units and options will vest immediately and expire nine months after such termination. If the Company terminates Mr. Santillana’s employment without Cause, or in connection with a Change of Control, or if Mr. Santillana terminates his employment for Good Reason, or in the event of a termination of employment due to a permanent disability, we will continue to pay Mr. Santillana his base salary at the rate then in effect for a period of nine months.

Agreement – Celta Consultores Limitada

In February 2013, the Company entered into an agreement with CeltaConsultoresLimitada (“Celta”), for Celta to provide consulting services with the objective of the Company entering into a joint venture agreement with a third party.

On July 8, 2013, the agreement was amended, providing for the Company to remunerate Celta as follows:

–	Five days after the signing of a memorandum of understanding for a potential joint venture, Celta shall receive 2,000,000 shares of our common stock; and
–	Five days after the signing of a joint venture agreement, Celta shall receive 1,000,000 shares of our common stock.

To date, we have not executed either a memorandum of understanding or a joint ventureagreement that would trigger the compensation specified in the agreement with Celta.

Gain contingency

As at June 30, 2013, the Company did not capitalize any Chilean value-added taxes (“VAT”) amounting to $787,504 arising from various purchases of goods and services in Chile. The Company expensed $17,351 relating to these amounts during the year ended June 30, 2013 due to the uncertainty of recoverability and has been allocated to general and administrative expenses and exploration expenses on the consolidated statement of operations. During the year ended June 30, 2012 the Company expensed $770,153 in relation to these amounts which is included in exploration expenses on the consolidated statement of operations. Under Chilean regulation, this VAT is recoverable from future VAT payable.

Operating leases

Rental expense for office operating leases was $96,324 and $87,769 during the years ended June 30, 2013 and 2012, respectively. For the year ending June 30, 2014, rental commitments under non cancellablefacilities operating leases are $44,546. The Company has no non cancellable operating leases that extend beyond fiscal year 2014.

NOTE 16. SUBSEQUENT EVENTS

Convertible Notes Payable

 On July 15, 2013, the Company issued an unsecured Convertible Promissory Note to Asher, bearing an interest rate of 8% per annum, in the amount of $53,000 with a Maturity Date of April 17, 2014.  Under the terms of the note, any amount of principal and interest that is not paid when due will be subject to interest of 22% per annum (“Default Interest”). The note provides that all or any part of the principal and interest balance due on the note are convertible at Asher´s option at any time from 180 days following the date of the note (being January 11, 2014) and ending on complete satisfaction of the note by payment or conversion.

The conversion price shall equal the Variable Conversion Price which is calculated as 61% of the Market Price, being the average of the lowest three trading prices for the Company´s common stock during the 10 day period prior to the conversion date.

The conversion price of the note on the date of issuance was $0.033 per share, which may have triggered a provision in the POSCAN Additional Agreement that provides that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issues or sells any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing (see Note 11). We are seeking a waiver of this provision. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 2,771,794 shares, with associated stock-based compensation expense estimated at $91,469.

Credit Facility

On August 16, 2013, the Company entered into an Offer to Finance agreement with 2265866 Ontario, Inc (the “Lender”) under which the Lender agreed to loan CAD $500,000 to Li3 (the “Credit Facility) at an interest rate of 18% per annum with the principal and outstanding interest repayable at the earlier of March 31, 2014 or an Event of Default as defined in the Offer to Finance agreement. The net proceeds received on August 16, 2013, were $482,605 based on the foreign exchange rate on the date of funding.

As required by the terms of the Credit Facility, the Company also entered into a General Security Agreement with the Lender, granting to the Lender a security interest in all present and after acquired personal property owned, leased, licensed, possessed, or acquired by the Company.

Credit Agreement- Third Amendment Agreement

On August 16, 2013, the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes (the “Third Amendment Agreement”).  Pursuant to the Third Amendment Agreement, the zero-coupon convertible notes’ maturity date was extended from September 28, 2013 to March 31, 2014, and the aggregate principal amount thereof was increased from $1,880,000 to $2,000,000, which includes an Original Issue Discount of 10.1%. Interest at the rate of 2.9% per annum or $33,631 will be recognized over the life of the extension. The interest was paid by the Company during August 2013.

The Third Amendment Agreement also reduced the conversion price of the zero-coupon bridge notes from $0.095 to $0.02 per share (which is equivalent to 100,000,000 common shares at the March 31, 2014 maturity of the convertible notes). This may have triggered a provision in the POSCAN Additional Agreement that provides that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issues or sells any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing (see Note 10). We are seeking a waiver of this provision. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 66,675,000 shares, with associated stock-based compensation expense estimated at $1,800,225.

In connection with the Third Amendment Agreement, the convertible notes were analyzed for a beneficial conversion feature and it was concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $700,000. This amount was recorded as a debt discount and will be amortized to interest expense over the term of the convertible notes.

The Company also entered into a General Security Agreement with the holders of the zero-coupon convertible notes, granting them a security interest in all present and after acquired personal property owned, leased, licensed, possessed, or acquired by the Company.

Issuance of Restricted Stock

On September 30, 2013, the Company agreed to issue 2,206,870 restricted shares of common stock to a third party in settlement of $50,000 of legal services accrued during the year ended June 30, 2013. The closing price of the common stock on the measurement date was $0.023 per share, and a loss on settlement of $783 will be recorded during the quarter ended September 30, 2013.

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