Form 10-Q
period 2013-09-30
Li3 Energy, Inc.
filed 2013-11-07
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-54303

LI3 ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3061907
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Marchant Pereira 150, Of 803

Providencia, Santiago de Chile, 7500000, Chile

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

Yes ☐     No ☒

As of November 7, 2013 there were 402,392,614 shares of the registrant’s common stock outstanding.

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

All statements other than statements of historical facts included in this Report including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believes,” “ expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify appropriate corporate acquisition and/or joint venture opportunities in the lithium mining sector, our ability to establish technical and managerial infrastructure, our ability to raise the required capital to take advantage of and successfully participate in such opportunities, and future economic conditions, political stability and lithium prices. Descriptions of certain risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appear in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission (the “SEC”) on October 9, 2013.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	June 30, 2013
Assets
Current assets:
Cash	$29,204	$12,667
Prepaid expenses and advances	51,919	84,508
Total current assets	81,123	97,175
Mineral rights, net	23,547,374	23,547,374
Property and equipment, net	120,879	126,744
Total non-current assets	23,668,253	23,674,118
Total assets	$23,749,376	$23,771,293

Liabilities & Equity
Current liabilities:
Accounts payable	$589,725	$412,481
Accrued expenses	804,702	895,017
Accrued registration rights penalties	518,243	518,243
Common stock payable	2,316,628	250,897
Payable for acquisition of mineral rights	4,100,000	3,800,000
Current portion of long-term debt	100,000	100,000
Zero-coupon convertible debt, net of unamortized discount of $657,445 and $50,037, respectively	1,342,555	1,829,963
Notes payable	534,900	50,000
Convertible notes payable, net of unamortized discount of $117,748 and $131,799, respectively	138,752	71,701
Current portion of derivative liabilities	711,587	402,834
Total current liabilities	11,157,092	8,331,136
Long-term debt, less debt discount of $958,136 and $981,080, respectively	441,864	418,920
Derivative liabilities	1,912,236	3,587,015
Total non-current liabilities	2,354,100	4,005,935
Total liabilities	$13,511,192	$12,337,071

Commitments and contingencies
Common stock subject to rescission	3,041	3,041

Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 395,497,453 shares issued and outstanding	395,497	395,497
Additional paid-in capital	70,042,646	69,327,269
Deficit accumulated during exploration stage	(64,524,124)	(62,613,739)
Total stockholders' equity of Li3 Energy, Inc.	5,914,019	7,109,027
Non-controlling interests	4,321,124	4,322,154
Total equity	10,235,143	11,431,181
Total liabilities and equity	$23,749,376	$23,771,293

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

			June 24, 2005
	Three Months Ended		(Inception)
	September 30,		Through
			September
	2013	2012	30, 2013
Revenues	$-	$-	$2,278

Cost of goods sold	-	-	(1,182)

Gross profit	-	-	1,096

Operating expenses:
Exploration expenses	(2,576)	(352,921)	(9,581,634)
Mineral rights impairment expense	-	-	(55,632,411)
Loss on settlements, net	(18, 037 )	(5,816)	(1,502,978)
General and administrative expenses	(2,907,245)	(1,144,205)	(22,848,169)
Total operating expenses	(2,927,858)	(1,502,942)	(89, 565,192 )

Other income (expense):
Loss on debt extinguishment	(23,906)	(37,235)	(902,893)
Change in fair value of derivative liabilities	1,419,026	243,205	8,331,417
Warrant modification expense	-	(171,150)	(1,239,470)
Gain on foreign currency transactions	1,175	64,734	44,464
Interest expense, net	(379,852)	(172,515)	(2,368,422)
Total other income (expense)	1,016,443	(72,961)	3,865,096

Net loss	(1,911,415)	(1,575,903)	(85,699,000)
Net loss attributable to the non-controlling interests	1,030	144,448	21,174,876
Net loss attributable to Li3 Energy, Inc. stockholders	$(1,910,385)	$(1,431,455)	$(64,524,124)

Loss per common share - basic	$(0.00)	$(0.00)
Loss per common share - diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	395,497,453	384,037,111
Weighted average number of common shares outstanding - diluted	395,497,453	384,037,111

Comprehensive loss
Net loss	$(1,911,415)	$(1,575,903)	$(85,699,000)
Foreign currency translation adjustments	-	(115,972)	-
Total comprehensive loss	(1,911,415)	(1,691,875)	(85,699,000)
Comprehensive loss attributable to non-controlling interests	1,030	144,448	21,174,876
Comprehensive loss attributable to Li3 Energy, Inc. stockholders	$(1,910,385)	(1,547,427)	$(64,524,124)

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Changes in Equity

From June 24, 2005 (Inception) through September 30, 2013

 (Unaudited)

					Deficit
					Accumulated
			Additional	Other	During the	Non-	Total
	Common Stock		Paid-in	Comprehensive	Exploration	Controlling	Equity
	Shares	Par Value	Capital	Loss	Stage	Interest	(Deficit)

Balance at June 24, 2005 (inception)	-	$-	$-	$-	$-	$-	$-

Stock issued for cash, June 2005	71,052,672	71,052	(63,552)	-	-	-	7,500

Net loss	-	-	-	-	-	-	-

Balance, June 30, 2005	71,052,672	71,052	(63,552)	-	-	-	7,500

Stock issued for cash, March 2006	47,368,454	47,368	2,632	-	-	-	50,000

Net loss	-	-	-	-	(14,068)	-	(14,068)

Balance, June 30, 2006	118,421,126	118,420	(60,920)	-	(14,068)	-	43,432

Net loss	-	-	-	-	(16,081)	-	(16,081)

Balance, June 30, 2007	118,421,126	118,420	(60,920)	-	(30,149)	-	27,351

Stock issued for cash, February 2008	2,631,595	2,632	47,368	-	-	-	50,000

Net loss	-	-	-	-	(95,656)	-	(95,656)

Balance, June 30, 2008	121,052,721	121,052	(13,552)	-	(125,805)	-	(18,305)

Net loss	-	-	-	-	(67,905)	-	(67,905)

Balance, June 30, 2009	121,052,721	121,052	(13,552)	-	(193,710)	-	(86,210)

Cancellation of shares in connection with merger	(71,052,626)	(71,052)	71,052	-	-	-	-

Stock issued for cash	18,000,000	18,000	2,265,139	-	-	-	2,283,139

Stock-based compensation	2,625,000	2,625	1,137,322	-	-	-	1,139,947

Stock issued for property acquisitions	4,000,000	4,000	3,636,000	-	-	-	3,640,000

Net loss	-	-	-	-	(16,048,682)	-	(16,048,682)

Balance, June 30, 2010	74,625,095	74,625	7,095,961	-	(16,242,392)	-	(9,071,806)

Stock issued for cash	55,685,324	55,686	6,025,862	-	-	-	6,081,548

Stock-based compensation	5,603,501	5,603	2,469,927	-	-	-	2,475,530

Stock issued to settle liabilities	6.500.000	6.500	2.106.000	-	-	-	2.112.500

Equity impact of derivative liability warrants and debt	-	-	4,972,546	-	-	-	4,972,546

Stock issued for property acquisitions	137,500,000	137,500	35,637,500	-	-	-	35,775,000

Consolidation of Maricunga Companies´ non-controlling interest	-	-	-	-	-	25,496,000	25,496,000

Net loss	-	-	-	-	(19,219,382)	-	(19,219,382)

Balance, June 30, 2011	279,913,920	279,914	58,307,796	-	(35,461,774)	25,496,000	48,621,936

Stock issued for cash:
Stock and warrants offered to POSCO, less offering costs of $685,944	38,095,300	38,095	3,495,996	-	-	-	3,534,091
Exercise of $0.05 per share D Warrants for cash	4,200,000	4,200	205,800	-	-	-	210,000
Equity impact of derivative liability warrants and debt:
Fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	590,462	-	-	-	590,462
Beneficial conversion of convertible debt waiver agreement	-	-	330,019	-	-	-	330,019

Stock-based compensation:
Amortization of stock-based compensation	-	-	514,380	-	-	-	514,380
Stock issued to MIZ, a related party, pursuant to vesting of restricted stock	300,000	300	(300)	-	-	-	-
Stock issued pursuant to vesting of restricted stock units	233,333	234	(234)	-	-	-	-
Common stock issued for services	1,040,000	1,040	134,160	-	-	-	135,200

Foreign currency translation adjustments	-	-	-	83,563	-	-	83,563

Net loss		-	-	-	(2,312,071)	(2,375,407)	(4,687,478)

Balance, June 30, 2012	323,782,553	323,783	$63,578,079	83,563	(37,773,845)	23,120,593	49,332,173

Stock issued for cash:
Stock and warrants issued to POSCAN, less offering costs totaling $500,000	62,499,938	62,500	4,959,476	-	-	-	5,021,976

Stock-based compensation:
Amortization of stock-based compensation	-	-	328,958	-	-	-	328,958
Modification of stock options	-	-	3,274	-	-	-	3,274
Stock issued to MIZ, a related party, pursuant to vesting of restricted stock	1,700,000	1,700	(1,700)	-	-	-	-
Stock issued pursuant to vesting of restricted stock units	316,668	317	(317)	-	-	-	-
Stock issued for services	709,652	710	37,426				38,136

Stock issued to settle liabilities:
Stock issued to directors and employees for services	6,488,642	6,488	425,113	-	-	-	431,601

Common stock subject to rescission	-	-	(3,041)	-	-	-	(3,041)

Foreign currency translation adjustments	-	-	-	(83,563)	-	-	(83,563)

Net loss	-	-	-	-	(24,839,894)	(18,798,439)	(43,638,333)

Balance, June 30, 2013	395,497,453	$395,497	$69,327,269	$-	$(62,613,739)	$4,322,154	$11,431,181

Stock-based compensation:
Amortization of stock-based compensation	-	-	15,377	-	-	-	15,377
Beneficial conversion of convertible debt third amendment agreement	-	-	700,000	-	-	-	700,000

Net loss	-	-	-	-	(1,910,385)	(1,030)	(1,911,415)

Balance, September 30, 2013	395,497,453	$395,497	$70,042,646	$-	$(64,524,124)	$4,321,124	$10,235,143

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flow

(Unaudited)

			June 24, 2005
			(Inception)
	Three Months Ended		Through
	September 30,		September30,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(1,911,415)	$(1,575,903)	$(85,699,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,865	15,412	113,956
Loss on write-off of fixed assets	-	-	11,445
Mineral rights impairment expense	-	-	55,632,411
Loss on settlements, net	18,037	5,816	1,502,978
Stock-based compensation	2,063,071	178,120	7,124,946
Loss on debt extinguishment	23,906	37,235	902,893
Change in fair value of derivative liabilities - warrant instruments	(1,419,026)	(243,205)	(8,331,417)
Warrant modification expense	-	171,150	1,239,470
Zero coupon interest accretion and amortization of debt discount on convertible notes	255,737	1,112	1,803,150
Amortization of deferred financing costs	22,944	-	108,239
Gain on foreign currency transactions	(1,175)	(64,734)	(44,464)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and advances	29,685	(40,209)	(54,485)
Increase in other assets	-	(1,745,678)	-
Increase (decrease) in accounts payable	172,738	(1,394,803)	630,998
Increase (decrease) in accrued expenses	220,565	(203,110)	2,048,119
Increase in accrued registration rights penalties	-	-	518,243
Net cash used in operating activities	(519,068)	(4,858,797)	(22,492,518)

Cash flows from investing activities
Acquisition of mineral rights	-	-	(9,968,785)
Acquisition of property and equipment	-	-	(246,280)
Net cash used in investing activities	-	-	(10,215,065)

Cash flows from financing activities
Proceeds from zero coupon convertible debt offering	-	-	1,500,000
Payment of deferred financing costs	-	-	(75,000)
Payment of arranger fee for convertible debt	-	(37,600)	(67,600)
Proceeds from notes payable	535,605	-	1,939,105
Payments on notes payable	-	(720,000)	(1,150,000)
Proceeds from issuance of common stock, net	-	9,499,990	28,946,707
Proceeds from exercise of warrants	-	-	1,643,575
Net cash provided by financing activities	535,605	8,742,390	32,736,787

Effect of exchange rate changes on cash	-	(115,972)	-

Net increase in cash	16,537	3,767,621	29,204

Cash at beginning of the period	12,667	27,689	-

Cash at end of the period	$29,204	$3,795,310	$29,204

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$61,055	$269,065	$347,801
Non-cash financing transactions:
Fair value of derivative warrant instruments issued in
private offerings	$-	$4,478,014	$13,352,518
Reclassification of warrant liabilities to additional paid-in capital
for warrant exercises	$-	$-	$5,195,008
Warrants issued for services	$-	$-	$157,010
Warrants issued for offering costs	$-	$-	$220,100
Debt discount due to beneficial conversion feature	$700,000	$-	$1,398,019
Debt discount due to warrant derivative liabilities issued with
convertible debt	$53,000	$-	$1,343,500
Debt discount for acquisition of Cocina Mineral Rights	$-	$-	$1,000,000
Debt and short-term payable for acquisition of Cocina Mineral Rights	$-	$-	$4,300,000
Settlement of accrued interest through modification of debt	$-	$105,742	$105,742
Settlement of accrued liabilities through issuance of stock	$-	$368,749	$459,004
Issuance of common stock for acquisition of mineral rights	$-	$-	$39,415,000
Consolidation of non-controlling interest of the
Maricunga Companies	$-	$-	$25,496,000
Common stock cancelled	$-	$-	$71,052
Common stock subject to rescission	$-	$-	$3,041

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended September 30, 2013

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

Minera Li also holds 60% ownership of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga (“SLM Litio 1-6”), a group of six private companies (the “Maricunga Companies”).

The accompanying unaudited interim consolidated financial statements of Li3 Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2013, as reported in Form 10-K, have been omitted.

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

d. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2013 and June 30, 2013, respectively. The Company has not experienced any losses on its deposits of cash and cash equivalents.

 e. Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value. During the three months ended September 30, 2013 and 2012, no impairment charges were recorded by the Company.

f. Impairment of Long-lived Assets

Long-lived assets, including mineral rights, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. We account for asset impairment in accordance with ASC 360 - Property Plant and Equipment. Long-lived assets such as property, plant and equipment, mineral properties and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the estimated fair value of the long-lived asset.

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

The Company recognizes interest related to income tax matters in income tax expense and penalties related to income tax matters in general and administrative expenses. The Company did not have any uncertain income tax positions or accrued interest included in its consolidated balance sheets at September 30, 2013, or June 30, 2013, and did not recognize any interest on income tax obligations in its consolidated statements of operations during the three months ended September 30, 2013 or 2012. At September 30, 2013 and June 30, 2013, the Company has recorded $120,000 of accrued penalties related to income tax matters. The Company did not recognize any penalties in its consolidated statements of operations during the three months ended September 30, 2013 or 2012.

i. Non-Controlling Interests

The Company is required to report its non-controlling interests as a separate component of equity. The Company is also required to present the consolidated net income or loss and the portion of the consolidated net income or loss allocable to the non-controlling interests and to the stockholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis. During the three months ended September 30, 2013 and 2012, the Company recorded a net loss allocable to non-controlling interests of $1,030 and $144,448, respectively.

j. Earnings per Share

Basic net earnings per share amounts are computed by dividing the net income available to Li3 Energy, Inc. stockholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

For the three months ended September 30, 2013 and 2012, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three months ended
	September 30, 2013	September 30, 2012
Stock options	1,450,000	866,667
Restricted stock units	1,300,000	-
Stock warrants	168,242,755	160,395,482
Convertible debt	110,603,419	20,509,511
	281,596,174	181,771,660

k. Subsequent Events

The Company evaluated material events occurring between September 30, 2013, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

l. Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

m. Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

NOTE 3. GOING CONCERN

At September 30, 2013, the Company had no source of current revenue, a cash balance on hand of $29,204, negative working capital of $11,075,969 and the Company recognized negative cash flows from operations of $22,492,518 during the period from June 24, 2005 (inception) through September 30, 2013.

The Company’s current negative working capital position is not sufficient to maintain its basic operations for at least the next 12 months. In addition, the Company is obligated to make a payment in October 2013 of $4.1 million related to its acquisition of certain mineral rights or be subject to foreclosure on the properties. Accordingly, the Company is required to raise substantial capital in the near term or make arrangements for the deferral of these payments to continue as a going concern.

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

Further, the development and exploitation of the properties in which we have mineral interests require permits at various stages of development. Lithium resources in SLM Litio 1-6 are designated as a national resource and cannot be mined and sold unless the government of Chile issues a permit which may not occur or could require payments in excess of the Company’s available funds or could be subject to competitive bidding.

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

NOTE 4. MINERAL RIGHTS

Mineral rights, net of impairment, consist of the following at September 30, 2013 and June 30, 2013:

Maricunga	September 30, 2013	June 30, 2013
SLM Litio 1-6	$17,247,374	$17,247,374
Cocina Mining Concessions	6,300,000	6,300,000
	$23,547,374	$23,547,374

SLM Litio 1-6

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

Currently, the Company does not have a permit to exploit lithium from SLM Litio 1-6. The Company continues to seek a concession for SLM Litio 1-6, however, if no permit for lithium exploitation is acquired, the Company plans to develop and exploit potassium from this property.

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

In September 2012, the Company formed a consortium consisting of the Company, POSCO, Daewoo International Corp. and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction. As required under the rules established by the Ministry of Mining, the Consortium submitted its bid for the CEOLs, and in September 2012, the Company was informed that the Consortium’s bid was not the winning bid.

The Chilean government has since invalidated the CEOL process due to an administrative error, as well as rescinding the CEOL Basis, which defined the regulations of the CEOL process. The Company submitted several appeals to the Chilean government requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. To date, the appeals have been rejected by the Chilean government.

Matters Related to Non-controlling Interests

The Company agreed to register under the Securities Act of 1933, as amended, one-half of the 127,500,000 SLM Litio 1-6 Shares on a “best efforts” basis by January 31, 2012 and the remainder by October 31, 2012. On December 27, 2012 the Company filed a registration statement with the SEC requesting to register a total of 127,500,000 shares. On January 24, 2013, such registration statement was declared effective by the SEC.

The Company has incurred exploration expenses with respect to the SLM Litio 1-6 property of $6,443,564 to date and impairment expense of $46,493,626. The minority shareholders have not made payments to the Company for their respective shares of the exploration expenses incurred to date. As a result, all the expenses incurred by the Maricunga Companies during the three months ended September 30, 2013 and 2012 were funded by the Company. The Company recorded 40% of the expenses incurred by the Maricunga Companies to the non-controlling interest, or $1,030 and $144,448, respectively, for the three months ended September 30, 2013 and 2012.

As the majority shareholder of SLM Litio 1-6, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their 40% share of the properties. The minority shareholders have not paid their required contributions to the costs of conservation and exploration, which were agreed upon at the shareholders’ meeting on October 6, 2011. In December 2012, we received a favorable decision from one of the civil courts to auction approximately 4% of the shares once the judgment is executed. This was opposed by the shareholders, but the Court of Appeals of Copiapó confirmed the favorable decision. Now the favorable decision is being reviewed by the Supreme Court. We are awaiting the Supreme Court decision after which the second court of Copiapo should set a date and time for the auction of 4% of the shares. We expect the other civil courts will issue their final decision regarding the auction of 12% of the shares in the near future. The remaining lawsuits for 24% of the shares are still in preliminary stage.

Certain minority shareholders have filed counter claims against us, in two civil courts of Santiago, to declare, among other things, the invalidation of such shareholders’ meeting at which required contributions were established that such minority shareholders failed to make. In both courts, we have filed our defense claiming that the lawsuits should be dismissed on the basis that the decision made in the shareholders´ meeting on October 6, 2011 was made in accordance with Chilean law, and that the amounts are necessary for the conservation and exploration of the mining property. Both lawsuits are still in preliminary stage.

The Company has determined that neither the minority shareholders’ default nor the proposed auction are (or will be) triggering events that would require the Company to test the long-lived assets for recoverability.

Cocina Mining Concessions

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

Pursuant to the Purchase Agreement, Minera Li agreed to pay the Sellers $7,300,000 in a combination of cash and debt, as follows:

	Jose Resk Nara	Carlos Alfonso Iribarren
April 16, 2013	$1,000,000	$1,000,000
July 16, 2013	1,000,000	1,000,000
October 16, 2013	1,150,000	650,000
April 16, 2014 - April 16, 2028	-	1,500,000	($100,000/year)
	$3,150,000	$4,150,000

$2,000,000 of the purchase price was paid on April 16, 2013 (the “Closing Date”). The Company did not make the required July 16, 2013 payment of $2,000,000, and verbally agreed with the Sellers to defer the payment until October 2013 for an additional payment of $300,000, which the Company recorded in general and administrative expenses during the three months ended September 30, 2013. As of September 30, 2013 and June 30, 2013, the Company recorded the $4,100,000 and $3,800,000, respectively, which were to be paid between July 16, 2013 and October 16, 2013 as short-term payable for acquisition of the Cocina mineral rights. The Company determined that the value of the Cocina Mining Concessions on acquisition was $6,300,000, with the additional $1,000,000 of purchase price to be treated as imputed interest (debt discount) to be amortized over the life of the remaining payments to Carlos Alfonso Iribarren. As a result, the remaining $1,500,000 of the purchase price was recorded as debt in the accompanying balance sheet, offset by $1,000,000 of debt discount, of which the Company amortized $22,944 to interest expense during the three months ended September 30, 2013. The cumulative interest accretion for this debt is $41,864.

The Cocina Mining Concessions are mortgaged in favor of the Sellers as security for the remaining payments of the purchase price. In the event the Sellers foreclose on their mortgage (due to non-payment of the remaining purchase price), the Sellers may take ownership of the Cocina Mining Concessions. As of the date of this report, management is in discussions to formally extend the terms of payment and the Sellers have made no demand for payment.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2013	June 30, 2013
Leasehold improvement and office equipment	$56,675	$56,675
Field equipment	162,046	162,046
Less: Accumulated depreciation	(97,842)	(91,977)
	$120,879	$126,744

Depreciation expense for the three months ended September 30, 2013 and 2012 was $5,865, and $15,412, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

POSCAN

On August 17, 2012, POSCAN, a greater than 10% shareholder and a wholly owned subsidiary of POSCO (a Korean company), purchased 62,499,938 shares of the Company’s common stock. See Note 12.

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

On December 5, 2012, MIZ and the Company terminated its Services Agreement. In connection with the termination of the Services Agreement, all of the Restricted Stock was deemed fully vested and issued to MIZ (of which 1,700,000 shares were previously held in escrow, and 800,000 shares had previously been issued to MIZ). The Company recorded stock based compensation expense of $-0- and $104,496 in connection with the Restricted Stock during the three months ended September 30, 2013 and 2012, respectively.

The Company incurred $-0- and $16,003 of stock-based compensation during the three months ended September 30, 2013 and 2012, respectively, related to stock options granted to MIZ. As of September 30, 2013, all of the stock options granted to MIZ are fully vested and exercisable.

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

MIZ was paid $5,000 and $95,834 for cash compensation during the three months ended September 30, 2013 and 2012, respectively. MIZ was owed $15,000 and $5,000 as of September 30, 2013 and June 30, 2013, respectively, for cash compensation recorded in accounts payable in the accompanying consolidated balance sheets, but is no longer considered a related party due to the termination of the Services Agreement.

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

R&M Global Advisors was paid $-0- and $85,395 in cash compensation during the three months ended September 30, 2013 and 2012, respectively. No amounts were due to R&M Global Advisors as of September 30, 2013or June 30, 2013. R&M Global Advisors is no longer considered a related party due to the termination of the R&M Agreement.

NOTE 7. CREDIT AGREEMENT

Second Amendment and Waiver Agreement

On September 28, 2012, the Company entered into a Second Amendment and Waiver Agreement with the holders of the zero-coupon convertible notes (the “Second Waiver Agreement”).  Pursuant to the Second Waiver Agreement, the zero-coupon convertible notes’ maturity date was extended from June 30, 2012 to September 28, 2013, and the aggregate principal amount thereof was increased to $1,880,000, which includes an Original Issue Discount of 12.1%. The Waiver Agreement also reduced the conversion price of the zero-coupon notes from $0.12 to $0.095 per share.  In connection with the Second Waiver Agreement, the Company agreed to pay an arranger a cash fee (“arranger fee”) of $37,600.

In connection with the Second Waiver Agreement, the convertible debentures were analyzed for a beneficial conversion feature after the debt modification at which time it was concluded that no beneficial conversion feature existed.

The Company applied ASC 470-50-40/55 -Debtor’s Accounting for a Modification or Exchange of Debt Instrument and concluded that the Second Waiver Agreement constituted a debt extinguishment rather than debt modification because the change in the fair value of the embedded conversion features immediately before and after the modification exceeded 10% of the original loan balance. As a result, the Company recorded a loss on debt extinguishment of $37,235 during the three months ended September 30, 2012, as summarized below:

Loss on Extinguishment:
Estimated fair value of debt after modification	$1,880,000
Arranger fee	37,600
Less: Original issue discount	(202,926)
Fair value of assets given	1,714,674
Less: Carrying value of pre-modification debt	(1,677,439)
Loss on debt extinguishment	$37,235

Third Amendment Agreement

On August 16, 2013, the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes (the “Third Amendment Agreement”).  Pursuant to the Third Amendment Agreement, the zero-coupon convertible notes’ maturity date was extended from September 28, 2013 to March 31, 2014, the aggregate principal amount thereof was increased from $1,880,000 to $2,000,000, which includes an Original Issue Discount of 10.1%, and the conversion price of the zero-coupon notes was reduced from $0.095 to $0.02 per share. Interest at the rate of 2.9% per annum or $33,631 will be recognized over the life of the extension. The interest was paid by the Company during the three months ended September 30, 2013.

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

The Company applied ASC 470-50-40/55 -Debtor’s Accounting for a Modification or Exchange of Debt Instrument and concluded that the Third Amendment Agreement constituted a debt extinguishment rather than debt modification because the change in the fair value of the embedded conversion features immediately before and after the modification exceeded 10% of the original loan balance. As a result, the Company recorded a loss on debt extinguishment of $23,906 during the three months ended September 30, 2013, as summarized below:

Loss on Extinguishment:
Estimated fair value of debt after modification	$2,000,000
Less: Original issue discount	(120,000)
Fair value of assets given	1,880,000
Less: Carrying value of pre-modification debt	(1,856,094)
Loss on debt extinguishment	$23,906

The Company also entered into a General Security Agreement with the holders of the zero-coupon convertible notes, granting them a security interest in all present and after acquired personal property owned, leased, licensed, possessed, or acquired by the Company.

See detail summary below for carrying value of the zero-coupon convertible debt as of September 30, 2013.

Post-Modification Debt:
Estimated fair value of debt after modification	$2,000,000
Less: Original issue discount	(120,000)
Less: Beneficial conversion feature discount	(700,000)
Carrying value at August 16, 2013 (date of modification)	1,180,000
Amortization of debt discount (recorded as interest expense during the period)	162,555
Carrying value at September 30, 2013	$1,342,555

See detail summary below for carrying value of the zero-coupon convertible debt as of June 30, 2013.

Post-Modification Debt:
Estimated fair value of debt after modification	$1,880,000
Less: Original issue discount	(202,926)
Carrying value at September 28, 2012 (date of modification)	1,677,074
Amortization of debt discount (recorded as interest expense during the year)	152,889
Carrying value at June 30, 2013	$1,829,963

NOTE 8. NOTES PAYABLE

On June 5, 2008, the Company issued a $50,000 unsecured promissory note to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such note allow for prepayment of the principal and accrued interest at any time without penalty. The interest rate is 8% per annum and the maturity date was June 5, 2010. The total interest accrued as of September 30, 2013 and June 30, 2013 was $21,295 and $20,287, respectively. This note is in default as of September 30, 2013 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

On August 16, 2013, the Company entered into an Offer to Finance agreement with a third party lender (the “Lender”) under which the Lender agreed to loan CAD $500,000 (USD $482,605)to Li3 (the “Credit Facility) at an interest rate of 18% per annum with the principal and outstanding interest repayable at the earlier of March 31, 2014 or an Event of Default as defined in the Offer to Finance agreement. The total interest accrued as of September 30, 2013 was $10,761, and a foreign exchange loss of $2,295 was also recognized on translation of the Credit Facility at September 30, 2013.

As required by the terms of the Credit Facility, the Company also entered into a General Security Agreement with the Lender, granting to the Lender a security interest in all present and after acquired personal property owned, leased, licensed, possessed, or acquired by the Company.

NOTE 9. CONVERTIBLE NOTES PAYABLE

On April 30, 2009, the Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) to Milestone, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due November 8, 2010.  The Convertible Note provides that the principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date.  The Company and Milestone have not yet negotiated such conversion terms.  The total interest accrued on the Convertible Note at September 30, 2013 and June 30, 2013 was $16,315 and $15,380, respectively. The Convertible Note is in default as of September 30, 2013 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

On May 14, 2013, the Company issued an unsecured Convertible Promissory Note (the “First Asher Note”) to Asher Enterprises, Inc. (“Asher), bearing an interest rate of 8% per annum, in the amount of $158,500 with a Maturity Date of February 17, 2014. The total interest accrued on the First Asher Note at September 30, 2013 and June 30, 2013 was $4,829 and $1,633, respectively. Legal expenses incurred in relation to the First Asher Note were $3,500 and were deducted from the gross proceeds received.

On July 15, 2013, the Company issued an unsecured Convertible Promissory Note to Asher (the “Second Asher Note”), bearing an interest rate of 8% per annum, in the amount of $53,000 with a Maturity Date of April 17, 2014.  The total interest accrued on the Second Asher Note at September 30, 2013 was $894. Legal expenses incurred in relation to the Second Asher Note were $3,000 and were deducted from the gross proceeds received.

Under the terms of the First Asher Note and the Second Asher Note (together the “Asher Notes”), any amount of principal and interest that is not paid when due will be subject to interest of 22% per annum (“Default Interest”). The Asher Notes provide that all or any part of the principal and interest balance due on the Asher Notes are convertible at Asher´s option at any time from 180 days following the dates of the Asher Notes and ending on complete satisfaction of the Asher Notes by payment or conversion.

The Company may prepay the Asher Notes at any time up to 180 days from the date of issuance, with the following prepayment terms:

Number of days from date of note	Amount to be paid
0 - 30 days	110% of principal + unpaid accrued interest
31 - 90 days	115% of principal + unpaid accrued interest
91 - 120 days	120% of principal + unpaid accrued interest
121 - 180 days	125% of principal + unpaid accrued interest

In the event of default, the Asher Notes are immediately due and payable. The minimum amount due is 150% of the combined outstanding principal and unpaid interest.

The number of shares of common stock to be issued upon conversion shall be determined by dividing the Conversion Amount by the applicable conversion price. The Conversion Amount means the principal amount of the Asher Notes and, at Asher´s option, accrued and unpaid interest, Default Interest, and any other amounts owed to Asher pursuant to the terms of the Asher Notes. The conversion price shall equal the Variable Conversion Price which is calculated as 61% of the Market Price, being the average of the lowest three trading prices for the Company´s common stock during the 10 day period prior to the conversion date. At any one time, Asher will be limited to convert no more than 9.99% of the issued and outstanding common stock at time of conversion.

The conversion price of the Asher Notes is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the Asher Notes were recognized as derivative instruments at issuance and are measured at fair value at each reporting period. The Company determined that the fair value of the First Asher Note was $198,128 at the issuance date. The value of the debt of $158,500 was recorded as a debt discount and will be amortized to interest expense over the term of the First Asher Note. The variance to the fair value of $39,628 was recognized as an initial loss and recorded to change in fair value of derivative liabilities during the year ended June 30, 2013. The Company determined that the fair value of the Second Asher Note was $109,046 at the issuance date. The value of the debt of $53,000 was recorded as a debt discount and will be amortized to interest expense over the term of the Second Asher Note. The variance to the fair value of $56,046 on the Second Asher Note was recognized as an initial loss and recorded to change in fair value of derivative liabilities during the three months ended September 30, 2013.

Pursuant to Share Purchase Agreements, the Company has reserved 62,000,000 shares of common stock for issuance upon conversion of the Asher Notes.

See detail summary below for carrying value of Asher Notes as of September 30, 2013 and June 30, 2013.

	First Asher Note	Second Asher Note	Asher Notes
Value of debt on issue date of May 14, 2013	$158,500	$-	$158,500
Less: Original issue discount	(158,500)	-	(158,500)
Amortization of debt discount (recorded as interest expense during the year)	26,701	-	26,701
Carrying value at June 30, 2013	$26,701	$-	$26,701
Value of debt on issue date of July 15, 2013	-	53,000	53,000
Less: Original issue discount	-	(53,000)	(53,000)
Amortization of debt discount (recorded as interest expense during the period)	52,265	14,786	67,051
Carrying value at September 30, 2013	$78,966	$14,786	$93,752

NOTE 10. LONG-TERM DEBT

In connection with the acquisition of the Cocina Mining Concessions, on April 16, 2013, the Company agreed to make $1,500,000 of payments to a seller of the Cocina Mining Concessions. The Company will pay the seller annual payments of $100,000 for fifteen years beginning on April 14, 2014. The Company determined that $1,000,000 of the debt represented a debt discount which will be amortized to the note payable over the life of the note. The effective interest rate on this note payable is approximately 18%. Future maturities of the long-term debt as of September 30, 2013 are as follows:

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

Activity for derivative warrant instruments during the three months ended September 30, 2013 was as follows:

		Initial valuation
		of derivative		Increase
		liabilities upon		(decrease) in
	Balance at	issuance of new		fair value of	Exercise	Balance at
	June 30,	warrants during	Modification	derivative	of	September 30,
	2013	the period	expense	liabilities	warrants	2013
2009 Unit Offering warrants	$314,835	$-	$-	$(147,328)	$-	$167,507
First 2010 Unit Offering warrants	361,632	-	-	(79,114)	-	282,518
Second 2010 Unit Offering warrants	54,411	-	-	(20,599)	-	33,812
Third 2010 Unit Offering warrants	129,379	-	-	(38,971)	-	90,408
Incentive warrants	148,289	-	-	(49,722)	-	98,567
2011 Unit Offering warrants	190,100	-	-	(119,753)	-	70,347
Lender warrants	52,929	-	-	(21,352)	-	31,577
Warrants for advisory services and Arranger warrants	10,933	-	-	(4,594)	-	6,339
POSCAN warrants	2,522,794	-	-	(986,662)	-	1,536,132
	$3,785,302	$-	$-	$(1,468,095)	$-	$2,317,207

There were no warrants exercised during the three months ended September 30, 2013.

Activity for derivative warrant instruments during the three months ended September 30, 2012 was as follows:

		Initial valuation
		of derivative		Increase
		liabilities upon		(decrease) in
	Balance at	issuance of new		fair value of	Exercise	Balance at
	June 30,	warrants during	Modification	derivative	of	September 30,
	2012	the period	expense	liabilities	warrants	2012
2009 Unit Offering warrants	$872,212	$-	$-	$(75,540)	$-	$796,672
First 2010 Unit Offering warrants	1,640,644	-	-	(601,130)	-	1,039,514
Second 2010 Unit Offering warrants	237,426	-	-	(37,577)	-	199,849
Third 2010 Unit Offering warrants	512,341	-	-	(76,138)	-	436,203
Incentive warrants	579,760	-	-	34,899)	-	614,659
2011 Unit Offering warrants	1,495,038	-	-	(765,857)	-	729,181
Lender warrants	274,386	-	-	(42,136)	-	232,250
Warrants for advisory services and Arranger warrants	83,210	-	-	(9,831)	-	73,379
POSCAN warrants	1,958,911	4,478,014	171,150	(1,330,105)	-	7,938,180
	$7,653,928	$4,478,014	$171,150	$(243,205)	$-	$12,059,887

There were no warrants exercised during the three months ended September 30, 2012.

On August 17, 2012, the Company measured the modified warrants using a modified lattice valuation model. Below is the summary of the valuation:

Fair value of warrant on August 17, 2012 with exercise price $0.40 and stock price $0.069	$1,091,513
Fair value of warrant on August 18, 2012 with exercise price $0.21 and stock price $0.067	1,262,663
Modification expense	$171,150

The following is a summary of the assumptions used in the modified lattice valuation model as of the initial valuations of the derivative warrant instruments issued during the three months ended September 30, 2013 and 2012, respectively, and as of September 30, 2013 and 2012, respectively:

	Initial
	Valuations -	Valuation as of	Valuation as of
	September 30,	September 30,	September 30,
	2012	2013	2012
Common stock issuable upon exercise of warrants	62,499,938	168,242,755	160,395,482
Market value of common stock on measurement date (1)	$0.07	$0.023	$0.08
Adjusted exercise price	$0.21	$0.04-$0.30	0.05-$0.38
Risk free interest rate (2)	0.31%	0.04%-0.33%	0.25%-0.39%
Warrant lives in years	3.0	0.52-3.88	1.52-3.59
Expected volatility (3)	182%	154%-196%	138%-236%
Expected dividend yields (4)	None	None	None
Assumed stock offerings per year over next five years (5)	1-2	1	1-2
Probability of stock offering in any year over five years (6)	25%	100%	25%
Range of percentage of existing shares offered (7)	15%-31%	15%-147%	15%-31%
Offering price range (8)	$0.21-$0.45	$0.02	$0.21-$0.45

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 1, 2 or 3 - year Treasury Bill as of the respective Offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next five years.

(6)	Management has determined that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 15% and 147% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

Embedded Derivative Instruments

The Company determined that the Asher Notes contain an embedded derivative instrument as the conversion price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40 (refer Note 9 for further information regarding the Asher Notes). The fair values of the Asher Notes were recognized as derivative instruments at issuance and are measured at fair value at each reporting period. The Company determined that the fair value of the First Asher Note was $198,128 at the issuance date. As the value of the debt at issuance was $158,500, an initial loss of $39,628 was recognized and recorded to change in fair value of derivative liabilities. The Company determined that the fair value of the Second Asher Note was $109,046at the issuance date. As the value of the debt at issuance was $53,000, an initial loss of $56,046 was recognized and recorded to change in fair value of derivative liabilities during the three months ended September 30, 2013.

The Company determined the fair values of the embedded derivatives on the grant dates using the Black-Scholes option pricing model with the following assumptions:

•	First Asher Note - stock price on the measurement date of $0.04 per share, term of 0.76 years, expected volatility of 156%, and a discount rate of 0.15%.

•	Second Asher Note - stock price on the measurement date of $0.028 per share, term of 0.76 years, expected volatility of 156%, and a discount rate of 0.11%.

Activity for embedded derivative instruments during the three months ended September 30, 2013 was as follows:

		Initial valuation
		of embedded	Increase
		derivative	(decrease) in
	Balance at	instruments	fair value of	Balance at
	June 30,	issued during	derivative	September 30,
	2013	the period	liabilities	2013
First Asher Note	$204,547	$-	$7,839	$212,386
Second Asher Note	-	109,046	(14,816)	94,230
	$204,547	$109,046	$(6,977)	$306,616

NOTE 12. STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

In September 2012, the Company entered into several stock settlement agreements with certain parties to whom the Company was obligated as of June 30, 2012 (“Receivable Holders”). The Company entered into settlement agreements with respect to an aggregate of $390,336 of obligations (including $363,336 to officers, directors, and employees), and issued an aggregate of 5,825,761 shares of the Company’s common stock pursuant thereto. Each settlement agreement that the Company has entered into to date has provided for the Company to issue one share of the Company’s common stock for every $0.067 of obligations released by the Receivable Holder. The stock price on the grant date of these shares was $0.068 therefore a loss on settlement of $5,816 was recorded in relation to these settlement agreements for the three months ended September 30, 2012.

There was no common stock issued for services during the three months ended September 30, 2013.

Common Stock Issuable for Services

On September 12, 2013, the Company agreed to issue 2,206,870 restricted shares of common stock to a third party in settlement of $50,000 of legal services accrued during the year ended June 30, 2013. The closing price of the common stock on the measurement date was $0.03 per share, and a loss on settlement of $16,206 was recorded by the Company during the three months ended September 30, 2013.

On September 30, 2013, the Company agreed to issue restricted shares of common stock to certain Directors of the Company in settlement of accrued directors’ fees. The Company will issue 4,688,291 restricted shares of common stock in settlement of $106,000 of directors fees, of which $55,000 was accrued during the year ended June 30, 2013. The closing price of the common stock on the measurement date was $0.023 per share, and a loss on settlement of $1,831 was recorded during the three months ended September 30, 2013.

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

The Company recorded proceeds from the sale of common stock, the three-year warrants and the two-year warrants on a relative fair values basis. The fair values were allocated as follows:

Common stock	$4,829,476
3-year warrant derivative liability	4,478,014
2-year warrant	192,500
$9,499,990

 The net proceeds from the closing of POSCAN’s second tranche of funding of $9,499,990 were allocated $5,021,976 to common stock and additional paid-in capital and $4,478,014 to derivative liabilities related to the warrants.

On January 11, 2011, the Company engaged a consultant to provide advisory services to facilitate equity or debt fund raising for the Company. In connection with the closing of POSCAN’s second tranche of investment on August 17, 2012, the Company paid 5% of the gross proceeds of $9,999,990, or $500,000, which was recorded as offering costs for the three months ended September 30, 2012.

In addition, the Company agreed to provide the consultant a five-year warrant to purchase 2,380,950 shares of our common stock at an exercise price of $0.21 per share. The Company analyzed the instruments for derivative accounting consideration and determined that derivative accounting did not apply to these warrants. The Company determined the fair value of these warrants on the grant date using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.07 per share, term of 5 years, expected volatility of 216%, and a discount rate of 0.81%.

July 1, 2013 through September 30, 2013

There were no common stock sales during the three months ended September 30, 2013.

The Additional Agreement between the Company and POSCAN provides that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issues or sells any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing (see Note 11).

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

The Company has also entered into the following agreements which may have triggered this provision. If necessary, the Company will seek a waiver of this provision for the following transactions:

•	On May 14, 2013, the Company issued an unsecured Convertible Promissory Note (the “First Asher Note”) to Asher Enterprises, Inc. (“Asher”), bearing an interest rate of 8% per annum, in the amount of $158,500 with a Maturity Date of February 17, 2014. The conversion price of the First Asher Note was $0.02 per share. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 6,433,263 shares. As a result, the Company recorded an accrual for common stock payable (with an off-set to stock-based compensation expense) estimated at $250,897 during the year ended June 30, 2013.

•	On July 15, 2013, the Company issued an unsecured Convertible Promissory Note to Asher (the “Second Asher Note”), bearing an interest rate of 8% per annum, in the amount of $53,000 with a Maturity Date of April 17, 2014. The conversion price of the Second Asher Note on the date of issuance was $0.033 per share. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 2,771,794 shares. As a result, the Company recorded an accrual for common stock payable (with an off-set to stock-based compensation expense) estimated at $91,469 during the three months ended September 30, 2013.

•	On August 16, 2013, the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes under which the conversion price of the zero-coupon bridge notes was reduced from $0.095 to $0.02 per share. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 66,675,000 shares. As a result, the Company recorded an accrual for common stock payable (with an off-set to stock-based compensation expense) estimated at $1,800,225 during the three months ended September 30, 2013.

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

As of September 30, 2013, the Company has granted stock options and other awards in respect to 4,900,000 shares of common stock under the 2009 Plan.

 Restricted Stock Units

On June 27, 2011, the Company granted its Chief Executive Officer an award of 700,000 restricted stock units under the 2009 Plan which vests in 1/3 increments each January 15th of 2012, 2013 and 2014. The value of the issuable shares was determined based on the $0.22 per share closing price of the common stock on the measurement date, and totaled $154,000. The Company will record stock compensation expense over the 3-year service period. During the three months ended September 30, 2013 and 2012, the Company recorded $5,062 and $13,378, respectively, of stock compensation in connection with this agreement. As of September 30, 2013, 466,667 shares of common stock have been issued in relation to the restricted stock units which vested on January 15, 2012 and January 15, 2013.

During December 2011, the Company entered into a one-year employment agreement with its new Vice President of Finance (now called the Chief Financial Officer, the “CFO”) which originally was to begin on January 1, 2012 (amended to March 1, 2012). Pursuant to the agreement, the CFO was granted 250,000 restricted stock units under its 2009 Plan which will vest over 3 years. The value of the issuable shares was determined based on the $0.13 closing price of the common stock on the measurement date, and totaled $34,500. The Company will record stock compensation expense for these restricted stock units over the 3 year service period which begins on March 1, 2012, of which the Company recorded expense of $2,417 and $8,625 during the three months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, 83,334 shares of common stock have been issued in relation to the restricted stock units which vested on March 1, 2013.

In May 2012, the Company committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares to members of its Board of Directors. Such restricted stock units shall vest over a period of three years starting from the later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities. However, the Company does not currently have enough shares authorized for issuance under the 2009 Plan to satisfy all of these obligations. The Company is analyzing the required steps to increase the number of shares under the plan. The Company recorded compensation expense related to these units of $4,305and $5,520 during the three months ended September 30, 2013 and 2012, respectively.

Stock Option Awards

Summary of stock option activity is presented in the table below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2013	1,450,000	$0.22	3.03	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at September 30, 2013	1,450,000	$0.22	2.78	$-
Exercisable at September 30, 2013	1,450,000	$0.22	2.78	$-

During the three months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense of $3,593 and $18,698, respectively, related to stock options.

Warrants

Summary information regarding common stock warrants issued and outstanding at September 30, 2013, is as follows:

		Weighted-average
	Exercise of	Exercise
	Warrants	Price
Outstanding at June 30, 2013	163,227,532	0.22
Issued	-	-

Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	5,015,223	n/a
Exercised	-	-
Outstanding at September 30, 2013	168,242,755	0.19

Warrants outstanding as of September 30, 2013 are as follows:

		Outstanding		Exercisable
	Exercise	number	Remaining	number
Issuance Date	price	of shares	life	of shares
November 10, 2009 - December 23, 2009	$0.21	7,245,573	1.1 - 1.2 years	7,245,573
November 10, 2009 - December 23, 2009	$0.30	7,333,596	1.1 - 1.2 years	7,333,596
June 9, 2010 - September 13, 2010	$0.21	14,504,520	1.7 – 2.0 years	14,504,520
June 9, 2010 - July 13, 2010	$0.14	799,623	1.7 – 1.8 years	799,623
November 8-15, 2010	$0.04	1,400,000	2.1 years	1,400,000
December 9, 2010 - March 24, 2011	$0.12	6,028,383	2.2 - 2.4 years	6,028,383
March 24, 2011	$0.28	6,706,217	2.5 years	6,706,217
April 7, 2011	$0.24	11,960,049	0.6 years	11,960,049
April 7, 2011	$0.18	1,913,606	0.6 years	1,913,606
May 2, 2011	$0.27	1,500,000	2.6 years	1,500,000
May 2, 2011	$0.23	75,000	2.6 years	75,000
June 27, 2011	$0.24	800,000	0.5 years	800,000
September 14, 2011	$0.16	38,095,300	1.0 years	38,095,300
August 17, 2012	$0.16	62,499,938	1.9 years	62,499,938
August 17, 2012	$0.15	5,000,000	0.9 years	5,000,000
August 17, 2012	$0.21	2,380,950	3.9 years	2,380,950
		168,242,755		168,242,755

The warrants outstanding at September 30, 2013 had no intrinsic value.

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

As required by FASB ASC Topic No. 820 - 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using a modified lattice valuation model (See Note 11).

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Derivative liabilities – warrant instruments	$-	$-	$2,317,207	$2,317,207
Derivative liabilities – embedded derivative instruments	-	-	306,616	306,616
Derivative liabilities	$-	$-	$2,623,823	$2,623,823

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Derivative liabilities – warrant instruments	$-	$-	$3,785,302	$3,785,302
Derivative liabilities – embedded derivative instruments	-	-	$204,547	$204,547
Derivative liabilities	$-	$-	$3,989,849	$3,989,849

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three months ended September 30,
	2013	2012
Beginning balance as of June 30,	$(3,989,849)	$(7,653,928)
Change in fair value	1,419,026	243,205
Additions	(53,000)	(4,478,014)
Warrant modification	-	(171,150)
Exercise of warrants	-	-
Ending balance as of September 30,	$(2,623,823)	$(12,059,887)
Change in unrealized gains included in earnings for the three months ended September 30, 2013 and 2012	1,419,026	243,205

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

In Chile, lithium is not exploitable via traditional mining concessions. The Chilean Mining Code (“CMC”) establishes the reserve of lithium to the State of Chile and expressly provides that the exploration or exploitation of “non-concessible” substances (including lithium) can be performed only directly by the State of Chile, or its companies, or by means of administrative concessions or special operation contracts, fulfilling the requirements and conditions set forth by the President of the Republic of Chile for each case. Currently the Company only has sufficient authority to explore and exploit lithium in its Cocina Mining Concessions and does not have the necessary permit to exploit lithium from SLM Litio 1-6.

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

Pursuant to a registration rights agreement for the 2011 Offering, the Company agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the G warrants under the Securities Act of 1933, as amended, and to use its best efforts to cause such registration statement to become effective within 150 days after the filing date, all at the Company’s own expense. Pursuant to the registration rights agreement, in the event the Company does not meet these deadlines, the Company has agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured. In accordance with the registration rights agreement, the Company has recorded $518,243 of monetary penalties(plus accrued interest of $158,043, included in accrued expenses, which is calculated at 18% per annum for registration rights penalties considered past due), and the penalty has not yet been paid as of September 30, 2013. No demands have been made with respect to the registration rights penalties.

Gain Contingency

As of September 30, 2013, the Company has provided a reserve for deferred tax benefit of its payment of Chilean value-added taxes (“VAT”) amounting to $790,917 arising from various purchases of goods and services in Chile. The Company expensed $3,413and $4,819 during the three months ended September 30, 2013 and 2012, respectively, due to uncertainty of recoverability and these amounts are included in general and administrative expenses on the consolidated statement of operations. Under Chilean regulation, this VAT is recoverable from future VAT payable.

Operating Leases

Rental expense for office operating leases was $12,486 and $36,008 during the three months ended September 30, 2013 and 2012, respectively. As at September 30, 2013, rental commitments for the next year under non cancellable facilities operating leases are $32,171. The Company has no non cancellable operating leases that extend beyond one year.

NOTE 15. SUBSEQUENT EVENTS

On October 30, 2013, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with BBL SpA (“BBL”), a company incorporated in Chile, in contemplation of entering into a transaction in which BBL would acquire 51% of the common stock of Minera Li and provide the Company with sufficient funds to be able to complete the Feasibility Study of the Maricunga project. The completion of a transaction is subject to various terms and conditions including completion of due diligence procedures, Director approvals and execution of a definitive agreement. The MOU is subject to a 60 day exclusivity period and the transaction is expected to close in January 2014.

Also on October 30, 2013, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $500,000 to be repaid no later than May 31, 2014, with an interest rate of 3.5% adjusted for inflation according to changes in the Unidad de Fomento (“UF”) rate between the date of the loan agreement and the date of complete repayment. Under the terms of the loan agreement, the loan proceeds must be used to settle existing debts of the Company. The loan agreement also requires that the assets of Minera Li be pledged as a guarantee of this loan. The proceeds from the loan were received by the Company on November 5, 2013 and equated to $498,845 net of local Chilean taxes of $1,155.

On October 31, 2013, the Company issued a total of 6,895,161 shares of common stock, consisting of 2,206,870 shares to a third party and 4,688,291 shares to directors of the Company, which were recorded as common stock payable at September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion contains forward-looking statements. Please see “Statement Regarding Forward-Looking Information” above and “Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

You should read this discussion and analysis together with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a South America based exploration company in the lithium and potassium mining sector. We aim to acquire and develop lithium and potassium brine deposits in South America.

We own (a) a 60% interest in SLM Litio 1-6, which consists of mining concessions covering an area of approximately 1,438 hectares in the Salar de Maricunga in northern Chile; and (b) the Cocina Mining Concessions covering 450 hectares located adjacent to the existing SLM Litio 1-6 mining concessions. We are currently evaluating additional exploration and production opportunities.

Going Concern

At September 30, 2013, we had no source of current revenue, had a cash balance of $29,204, a negative working capital of $11,075,969 and negative cash flows from operations of $22,492,518 during the period from June 24, 2005 (inception) through September 30, 2013.

In the course of our exploration activities, we have sustained and continue to sustain losses. We cannot predict if and when we may generate profits. In the event we identify commercial reserves of minerals, we will require substantial additional capital to develop those reserves and obtain permits from the Chilean government to exploit the mineral reserves, neither of which is assured.

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

Summary of Operations and Financings

Maricunga project

Our Maricunga project is comprised of undeveloped 1,888 hectares of property located in the northeast section of the Salar de Maricunga in Region III of Atacama, in northern Chile, and consists of our 60% controlling interest in SLM Litio 1-6 and the recently acquired Cocina Mining Concessions.

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

The Company did not make the required July 16, 2013 payment of $2,000,000, and agreed with the sellers to defer the payment until October 2013 for an additional payment of $300,000. The Company is currently in discussions to modify terms of the amounts owed to the Sellers, however, there is no assurance the Company will come to an agreement with the Sellers.

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

The Company determined that the inability to secure a permit to produce lithium from SLM Litio 1-6 represents events or changes in circumstances that indicate that the carrying amount of SLM Litio 1-6 may not be recoverable under ASC 360 - Property Plant and Equipment. On this basis, the Company conducted a review of that asset for recoverability by evaluating SLM Litio 1-6 as a “potash-only” producer. Because the SLM Litio 1-6 asset is in its exploration stage of development, a market based approach was used to determine the fair value of the mineral rights. As the Company only had two principal assets, the Cocina Mining Concessions and SLM Litio 1-6, the Company evaluated impairment principally by estimating the enterprise value and the consideration paid in the recent acquisition of the Cocina property of the Company at June 30, 2013 and from that, deducing the fair value of SLM Litio 1-6.

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

Due to a lack of funding, we have been unable to advance our Maricunga project during the three months ended September 30, 2013.

Maricunga Minority Shareholders’ Lawsuit

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

Certain minority shareholders have filed counter claims against us, in two civil courts of Santiago, to declare, among other things, the invalidation of such shareholders’ meeting at which required contributions were established that such minority shareholders failed to make. In both courts, we have filed our defense claiming that the lawsuits should be dismissed on the basis that the decision made in the shareholders´ meeting on October 6, 2011 was made in accordance with Chilean law, and that the amounts are necessary for the conservation and exploration of the mining property. Both lawsuits are still in discussion stage.

Strategic Plan

Part of our strategic plan is to explore and develop our existing projects as well as to identify other synergistic opportunities with new projects with production potential that that could also be advanced in an accelerated manner, with the goal of becoming a company with valuable lithium, potassium and other industrial minerals properties.  Our primary objective is to become a low cost lithium and potash producer utilizing improved technologies for the extraction of lithium and potash from brines in an accelerated manner. We believe the key to achieving this objective is to become an integrated chemical company through the strategic acquisition and development of lithium and potassium assets, as well as other assets that have by-product synergies.

On April 16, 2013, we acquired the Cocina Mining Concessions, which consists of 450 hectares located adjacent to our existing SLM Litio 1-6 property and are permitted for the exploitation of lithium. Given our inability to date to obtain the necessary permits for lithium exploitation for our SLM Litio 1-6 property, we are pursuing a strategy that involves the production of potash from those properties simultaneously with the production of lithium carbonate and potash from the Cocina Mining Concessions. Our Technical Report in accordance with National Instrument 43-101 of the Canadian Securities Administrators (“NI 43-101”) shows that potassium resources are available in the SLM Litio 1-6 properties. As part of our strategic plan, we always had plans to produce a potassium by-product alongside the lithium. Potassium exploitation does not require special permits and is exploitable via regular mining concessions, according to the Chilean Mining Code.

We are currently seeking funding to progress our Maricunga project to feasibility study.

Results of Operations

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Revenues

We had no revenues during the three months ended September 30, 2013 and 2012.

Exploration expenses

During the three months ended September 30, 2013 and 2012, we incurred exploration expenses of $2,576 and $352,921, respectively. The significant decrease in exploration expenses is a result of delaying exploration activities due to limited funds available during the three months ended September 30, 2013. The expenses incurred during the three months ended September 30, 2013 relate primarily to storage costs while the expenses incurred during the three months ended September 30, 2012 relate to our efforts to obtain environmental permits that will allow us to take the project to a feasibility stage.

Loss on settlement

During the three months ended September 30, 2013 and 2012, we recorded a loss on settlement of $18,037 and $5,816, respectively. The loss incurred during the three months ended September 30, 2013 is a result of settlement agreements entered into by the Company with respect to an aggregate of $156,000 of obligations, under which the Company issued an aggregate of 6,895,160 shares of the Company’s common stock, valued at $174,037. During the three months ended September 30, 2012, the Company recorded a loss on settlement of $5,816 as a result of settlement agreements with respect to an aggregate of $390,336 of obligations, under which the Company issued an aggregate of 5,825,761 shares of the Company’s common stock, valued at $396,152.

General and administrative expenses

Our general and administrative expenses for the three months ended September 30, 2013 and 2012 consisted of the following:

			Increase
	September 30, 2013	September 30, 2012	(Decrease)
Rent	$12,486	$36,008	$(23,522)
Office expenses	5,566	13,226	(7,660)
Communications	9,251	14,243	(4,992)
Travel expenses	11,168	62,922	(51,754)
Legal fees	278,426	165,019	113,407
Accounting &finance fees	29,512	111,000	(81,488)
Audit fees	35,000	47,360	(12,360)
Other professional fees	63,347	63,425	(78)
Marketing & investor relations	8,449	35,965	(27,516)
Directors fees	57,000	61,000	(4,000)
Bank fees	1,346	2,144	(798)
Salaries & wages	182,758	344,312	(161,554)
Relocation expenses	-	9,209	(9,209)
Stock-based compensation	1,907,071	150,716	1,756,355
Depreciation & amortization	5,865	16,524	(10,659)
Penalties	300,000	-	300,000
Other	-	11,132	(11,132)
	$2,907,245	$1,144,205	$1,763,040

We incurred total general and administrative expenses of $2,907,245 for the three months ended September 30, 2013 compared to $1,144,205 for the three months ended September 30, 2012, an increase of $1,763,040, comprised mainly of increases in:

•	Legal fees of $113,407 due to legal fees relating to the termination of proposed Blue Wolf merger of $150,000 incurred during the three months ended September 30, 2013, partially offset by decreases in CEOL legal fees and legal fees regarding minority shareholders trial;

•	Stock-based compensation of $1,756,355 as a result of accrual for $1,891,694 in relation to POSCO anti-dilution provisions which were triggered during the three months ended September 30, 2013. This has been partially offset by reduced amortization of stock-based compensation of $135,339 as the stock units and options granted reach their vesting date;

•	Penalties of $300,000 as a result of deferring payment due in July 2013 for acquisition of Cocina Mineral Rights until October 2013.

The increases in the above expenses were partially offset by decreases in:

•	Travel expenses of $51,754due to continuing efforts by the Company to reduce costs;

•	Accounting & finance fees of $81,488 due to employment of Financial Controller in October 2012 reducing the reliance on external accountants;

•	Salaries &wages of $161,554 as a result of closure of the office in Peru ($118,548) and the resignation of the COO in December 2012 ($56,250).

Other income/expense

Other income for the three months ended September 30, 2013, was $1,016,443 compared to other expense in the amount of $72,961 for the three months ended September 30, 2012. The increase in other income was due to a reduced loss on debt extinguishment, increase in change in fair value of warrant derivative liabilities, reduced warrant modification expense, and changes in gain on foreign currency transactions and interest expense.

We recognized a loss on debt extinguishment of $23,906 compared with $37,235 for the three months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2013, the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes whereby the terms of the notes were extended and the conversion price was reduced from $0.095 to $0.02 per share, resulting in a loss on debt extinguishment of $23,906. During the three months ended September 30, 2013, the Company entered into a waiver agreement with the holders of the zero-coupon convertible notes whereby the terms of the notes were extended and the conversion price was reduced from $0.12 per share to $0.095 per share, resulting in a loss on debt extinguishment of $37,235. As a result of the modifications of the terms of the convertible notes, the Company expensed all unamortized deferred financing costs and recorded the difference between the carrying value of the notes and the estimated fair value of the post-modification notes as loss on debt extinguishment.

During the three months ended September 30, 2013, we recorded a gain of $1,419,026 on the change in fair value of derivative liability - warrant instruments, compared to $243,205 during the three months ended September 30, 2012. The change in fair value of our derivative warrant liability has no impact on our cash flows from operations and was primarily a result of the respective decrease in our stock price during each of the three month periods.

We recognized warrant modification expense in conjunction with the closing of POSCAN’s second tranche of investment on August 17, 2012, when the Company adjusted the exercise price of the warrants previously issued to POSCAN from $0.40 to $0.21 per share. The incremental value of the warrants before and after the modification was $171,150 and was reported as warrant modification expense for the three months ended September 30, 2012. There were no warrant modifications during the three months ended September 30, 2013.

During the three months ended September 30, 2013 and 2012, gains on foreign currency transactions amounted to $1,175 and $64,734, respectively, and such activity was related to our operations in Peru and Chile.

Net interest expense amounted to $379,852 and $172,515 during the three months ended September 30, 2013 and 2012, respectively, and the increase is a result of additional debt funding. Additional interest charges arose from the Credit Facility of $10,761 and the Asher Notes of $4,090, along with additional amortization of debt discount on the Asher Notes of $67,051, zero-coupon convertible notes of $188,685 and long term debt of $22,944.

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

As of September 30, 2013, the Company had a cash balance on hand of $29,204, which is not sufficient to maintain its basic operations for 12 months. We have implemented a cost reduction program and we are taking the necessary actions to preserve cash. We are actively seeking funding to enable the Company to make the required payments on the Cocina Mineral Rights and take the project to feasibility stage. The Company has no source of revenue; however management is actively seeking additional funding in the form of equity and/or debt from potential investors.

On October 30, 2013, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $500,000 to be repaid no later than May 31, 2014, with an interest rate of 3.5% adjusted for inflation according to changes in the Unidad de Fomento (“UF”) rate between the date of the loan agreement and the date of complete repayment. Under the terms of the loan agreement, the loan proceeds must be used to settle existing debts of the Company. The loan agreement also requires that the assets of Minera Li be pledged as a guarantee of this loan. The proceeds from the loan were received by the Company on November 5, 2013 and equated to $498,845 net of local Chilean taxes of $1,155.

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

We have verbally agreed with the Sellers to defer the payments due on July 16, 2013 and October 16, 2013 for an additional payment of approximately $300,000. Since we did not make the October 16, 2013 payment due to the Sellers, the Sellers could execute on their mortgage. At execution, the concession could go to public auction and could be acquired by a third party or retained by the Seller if nobody offers the minimum auction price.

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

Credit Facility

On August 16, 2013, the Company entered into an Offer to Finance agreement with a third party lender (the “Lender”) under which the Lender agreed to loan CAD $500,000 to Li3 (the “Credit Facility) at an interest rate of 18% per annum with the principal and outstanding interest repayable at the earlier of March 31, 2014 or an Event of Default as defined in the Offer to Finance agreement. The net proceeds received on August 16, 2013, were $482,605 based on the foreign exchange rate on the date of funding.

As required by the terms of the Credit Facility, the Company also entered into a General Security Agreement with the Lender, granting to the Lender a security interest in all present and after acquired personal property owned, leased, licensed, possessed, or acquired by the Company.

Credit Agreement – Third Amendment Agreement

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

Common Stock Subject to Rescission

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at September 30, 2013 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

Events Subsequent to September 30, 2013

On October 30, 2013, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with BBL SpA (“BBL”), a company incorporated in Chile, in contemplation of entering into a transaction in which BBL would acquire 51% of the common stock of Minera Li and provide the Company with sufficient funds to be able to complete the Feasibility Study of the Maricunga project. The completion of a transaction is subject to various terms and conditions including completion of due diligence procedures, Director approvals and execution of a definitive agreement. The MOU is subject to a 60 day exclusivity period and the transaction is expected to close in January 2014.

Also on October 30, 2013, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $500,000 to be repaid no later than May 31, 2014, with an interest rate of 3.5% adjusted for inflation according to changes in the Unidad de Fomento (“UF”) rate between the date of the loan agreement and the date of complete repayment. Under the terms of the loan agreement, the loan proceeds must be used to settle existing debts of the Company. The loan agreement also requires that the assets of Minera Li be pledged as a guarantee of this loan. The proceeds from the loan were received by the Company on November 5, 2013 and equated to $498,845 net of local Chilean taxes of $1,155.

On October 31, 2013, the Company issued a total of 6,895,161 shares of common stock, consisting of 2,206,870 shares to a third party and 4,688,291 shares to directors of the Company, which were recorded as common stock payable at September 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of disclosure of controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain minority shareholders have filed counter claims against us, in two civil courts of Santiago, to declare, among other things, the invalidation of such shareholders’ meeting at which required contributions were established that such minority shareholders failed to make. In both courts, we have filed our defense claiming that the lawsuits should be dismissed on the basis that the decision made in the shareholders´ meeting on October 6, 2011 was made in accordance with Chilean law, and that the amounts are necessary for the conservation and exploration of the mining property. Both lawsuits are still in discovery stage.

Our future plans are not dependent on the outcome of this matter with respect to the development of the Maricunga project.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K we filed with the SEC on October 9, 2013, under Part I, Item 1A, “Risk Factors,” therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal quarter ended September 30, 2013, despite the fact the Company is outside the Mine Act jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a – 14(a) and 15(d) – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a – 14(a) and 15(d) – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2013	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Luis F. Saenz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luis Santillana
Luis Santillana
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a – 14(a) and 15(d) – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a – 14(a) and 15(d) – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

