Form 10-Q
period 2013-12-31
Li3 Energy, Inc.
filed 2014-02-13
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Yes ☐    No ☒

As of February 13, 2014 there were 427,701,508 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	December 31, 2013	June 30, 2013
Assets
Current assets:
Cash	$32,446	$12,667
Prepaid expenses and advances	37,308	84,508
Other receivables	60,000	-
Total current assets	129,754	97,175
Mineral rights, net	17,061,936	23,547,374
Property and equipment, net	111,409	126,744
Total non-current assets	17,173,345	23,674,118
Total assets	$17,303,099	$23,771,293

Liabilities & Equity
Current liabilities:
Accounts payable	$478,887	$412,481
Accrued expenses	838,271	895,017
Accrued registration rights penalties	518,243	518,243
Common stock payable	2,132,199	250,897
Payable for acquisition of mineral rights	4,600,000	3,800,000
Current portion of long-term debt	-	100,000
Zero-coupon convertible debt, net of unamortized discount of $325,110 and $50,037, respectively	1,674,890	1,829,963
Notes payable	1,017,450	50,000
Convertible notes payable, net of unamortized discount of $31,669 and $131,799, respectively	159,831	71,701
Current portion of derivative liabilities	354,551	402,834
Total current liabilities	11,774,322	8,331,136
Long-term debt, less debt discount of $-0- and $981,080, respectively	-	418,920
Derivative liabilities	909,496	3,587,015
Total non-current liabilities	909,496	4,005,935
Total liabilities	$12,683,818	$12,337,071

Commitments and contingencies
Common stock subject to rescission	3,041	3,041

Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 413,972,247and 395,497,453 shares issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	413,972	395,497
Additional paid-in capital	70,389,812	69,327,269
Deficit accumulated during exploration stage	(67,913,467)	(62,613,739)
Total stockholders' equity of Li3 Energy, Inc.	2,890,317	7,109,027
Non-controlling interests	1,725,923	4,322,154
Total equity	4,616,240	11,431,181
Total liabilities and equity	$17,303,099	$23,771,293

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Income and Loss

(Unaudited)

					June 24, 2005
					(inception)
	Three Months Ended December 31,		Six Months Ended December 31,		through December 31,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$2,278
Cost of goods sold	-	-	-	-	(1,182)
Gross profit	-	-	-	-	1,096
Operating expenses:
Exploration expenses	(2,566)	(24,688)	(5,142)	(377,609)	(9,584,200)
Mineral rights impairment expense	(6,485,438)	-	(6,485,438)	-	(62,117,849)
Gain on sale of mineral rights	120,000	-	120,000	-	120,000
Debt modification expense	-	-	(300,000)	-	(300,000)
Gain (loss) on settlements, net	24,574	-	6,537	(5,816)	(1,478,404)
General and administrative expenses	(502,573)	(1,264,494)	(3,109,818)	(2,408,699)	(23,050,742)

Total operating expenses	(6,846,003)	(1,289,182)	(9,773,861)	(2,792,124)	(96,411,195)
Other income (expense):
Gain (loss) on debt extinguishment	49,512	-	25,606	(37,235)	(853,381)
Change in fair value of derivative liability - warrant instruments	1,272,678	5,997,501	2,691,704	6,240,706	9,604,095
Warrant modification expense	-	-	-	(171,150)	(1,239,470)
Gain (loss) on foreign currency transactions	21,364	(44,585)	22,539	20,149	65,828
Interest expense	(482,095)	(68,744)	(861,947)	(241,259)	(2,850,517)
Total other income (expense)	861,459	5,884,172	1,877,902	5,811,211	4,726,555
Net income (loss)	$(5,984,544)	$4,594,990	$(7,895,959)	$3,019,087	$(91,683,544)
Net loss attributable to non-controlling interests	2,595,201	11,716	2,596,231	156,164	23,770,077
Net income (loss) attributable to Li3 Energy, Inc.	$(3,389,343)	$4,606,706	$(5,299,728)	$3,175,251	$(67,913,467)
Earnings (loss) per common share - basic	$(0.01)	$0.01	$(0.01)	$0.01
Earnings (loss) per common share - diluted	$(0.01)	$0.01	$(0.01)	$0.01
Weighted average number of common shares outstanding
Basic	401,624,812	392,681,078	398,561,133	373,707,097
Diluted	401,624,812	413,319,395	398,561,133	389,546,823

Comprehensive income (loss):
Net income (loss)	$(5,984,544)	$4,594,990	$(7,895,959)	$3,019,087	$(91,683,544)
Foreign currency translation adjustments	-	32,409	-	(83,563)	-
Total comprehensive income (loss)	$(5,984,544)	$4,627,399	(7,895,959)	$2,935,524	$(91,683,544)
Comprehensive loss attributable to non-controlling interests	2,595,201	11,716	2,596,231	156,164	23,770,077
Comprehensive income (loss) attributable to Li3 Energy, Inc. shareholders	$(3,389,343)	$4,639,115	$(5,299,728)	$3,091,688	$(67,913,467)

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Changes in Equity

From June 24, 2005 (Inception) through December 31, 2013

 (Unaudited)

					Deficit
					Accumulated
			Additional	Other	During the	Non-	Total
	Common Stock		Paid-in	Comprehensive	Exploration	Controlling	Equity
	Shares	Par Value	Capital	Loss	Stage	Interest	(Deficit)

Balance at June 24, 2005 (inception)	-	$-	$-	$-	$-	$-	$-

Stock issued for cash, June 2005	71,052,672	71,052	(63,552)	-	-	-	7,500

Net loss	-	-	-	-	-	-	-

Balance, June 30, 2005	71,052,672	71,052	(63,552)	-	-	-	7,500

Stock issued for cash, March 2006	47,368,454	47,368	2,632	-	-	-	50,000

Net loss	-	-	-	-	(14,068)	-	(14,068)

Balance, June 30, 2006	118,421,126	118,420	(60,920)	-	(14,068)	-	43,432

Net loss	-	-	-	-	(16,081)	-	(16,081)

Balance, June 30, 2007	118,421,126	118,420	(60,920)	-	(30,149)	-	27,351

Stock issued for cash, February 2008	2,631,595	2,632	47,368	-	-	-	50,000

Net loss	-	-	-	-	(95,656)	-	(95,656)

Balance, June 30, 2008	121,052,721	121,052	(13,552)	-	(125,805)	-	(18,305)

Net loss	-	-	-	-	(67,905)	-	(67,905)

Balance, June 30, 2009	121,052,721	121,052	(13,552)	-	(193,710)	-	(86,210)

Cancellation of shares in connection with merger	(71,052,626)	(71,052)	71,052	-	-	-	-

Stock issued for cash	18,000,000	18,000	2,265,139	-	-	-	2,283,139

Stock-based compensation	2,625,000	2,625	1,137,322	-	-	-	1,139,947

Stock issued for property acquisitions	4,000,000	4,000	3,636,000	-	-	-	3,640,000

Net loss	-	-	-	-	(16,048,682)	-	(16,048,682)

Balance, June 30, 2010	74,625,095	74,625	7,095,961	-	(16,242,392)	-	(9,071,806)

Stock issued for cash	55,685,324	55,686	6,025,862	-	-	-	6,081,548

Stock-based compensation	5,603,501	5,603	2,469,927	-	-	-	2,475,530

Stock issued to settle liabilities	6.500.000	6.500	2.106.000	-	-	-	2.112.500

Equity impact of derivative liability warrants and debt	-	-	4,972,546	-	-	-	4,972,546

Stock issued for property acquisitions	137,500,000	137,500	35,637,500	-	-	-	35,775,000

Consolidation of Maricunga Companies´ non-controlling interest	-	-	-	-	-	25,496,000	25,496,000

Net loss	-	-	-	-	(19,219,382)	-	(19,219,382)

Balance, June 30, 2011	279,913,920	279,914	58,307,796	-	(35,461,774)	25,496,000	48,621,936

Stock issued for cash:
Stock and warrants issued to POSCAN, less offering costs of $685,944	38,095,300	38,095	3,495,996	-	-	-	3,534,091
Exercise of $0.05 per share D Warrants for cash	4,200,000	4,200	205,800	-	-	-	210,000
Equity impact of derivative liability warrants and debt:

Fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	590,462	-	-	-	590,462
Beneficial conversion of convertible debt waiver agreement	-	-	330,019	-	-	-	330,019

Stock-based compensation:
Amortization of stock-based compensation	-	-	514,380	-	-	-	514,380
Stock issued to MIZ, a related party, pursuant to vesting of restricted stock	300,000	300	(300)	-	-	-	-
Stock issued pursuant to vesting of restricted stock units	233,333	234	(234)	-	-	-	-
Common stock issued for services	1,040,000	1,040	134,160	-	-	-	135,200

Foreign currency translation adjustments	-	-	-	83,563	-	-	83,563

Net loss		-	-	-	(2,312,071)	(2,375,407)	(4,687,478)

Balance, June 30, 2012	323,782,553	323,783	$63,578,079	83,563	(37,773,845)	23,120,593	49,332,173

Stock issued for cash:
Stock and warrants issued to POSCAN, less offering costs totaling $500,000	62,499,938	62,500	4,959,476	-	-	-	5,021,976

Stock-based compensation:
Amortization of stock-based compensation	-	-	328,958	-	-	-	328,958
Modification of stock options	-	-	3,274	-	-	-	3,274
Stock issued to MIZ, a related party, pursuant to vesting of restricted stock	1,700,000	1,700	(1,700)	-	-	-	-
Stock issued to employees pursuant to vesting of restricted stock units	316,668	317	(317)	-	-	-	-
Stock issued for services	709,652	710	37,426				38,136

Stock issued to settle liabilities:
Stock issued to directors and employees for services	6,488,642	6,488	425,113	-	-	-	431,601

Common stock subject to rescission	-	-	(3,041)	-	-	-	(3,041)

Foreign currency translation adjustments	-	-	-	(83,563)	-	-	(83,563)

Net loss	-	-	-	-	(24,839,894)	(18,798,439)	(43,638,333)

Balance, June 30, 2013	395,497,453	395,497	69,327,269	-	(62,613,739)	4,322,154	11,431,181

Stock-based compensation:
Amortization of stock-based compensation	-	-	26,956	-	-	-	26,956
Beneficial conversion of convertible debt third amendment agreement	-	-	700,000	-	-	-	700,000

Stock issued to settle liabilities:
Stock issued to directors and employees for services	9,687,714	9,688	192,276	-	-	-	201,964

Stock issued on conversion of debt	8,787,080	8,787	56,213	-	-	-	65,000

Fair value of embedded derivative liability reclassified to equity upon conversion of debt	-	-	87,098	-	-	-	87,098

Net loss	-	-	-	-	(5,299,728)	(2,596,231)	(7,895,959)

Balance, December 31, 2013	413,972,247	$413,972	$70,389,812	$-	$(67,913,467)	$1,725,923	$4,616,240

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			June 24, 2005
			(Inception)
	Six Months Ended		Through
	December 31,		December 31,
	2013	2012	2013
Cash flows from operating activities
Net income (loss)	$(7,895,959)	$3,019,087	$(91,683,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,565	22,573	119,656
Loss on write-off of fixed assets	3,770	-	15,215
Mineral rights impairment expense	6,485,438	-	62,117,849
Gain on sale of mineral rights	(120,000)	-	(120,000)
(Gain) loss on settlements, net	(6,537)	5,816	1,478,404
Stock-based compensation	1,908,258	357,503	6,970,133
(Gain) loss on debt extinguishment	(25,606)	37,235	853,381
Change in fair value of derivative liabilities - warrant instruments	(2,691,704)	(6,240,706)	(9,604,095)
Warrant modification expense	-	171,150	1,239,470
Zero coupon interest accretion and amortization of debt discount on convertible notes	674,151	52,260	2,221,564
Amortization of deferred financing costs	30,592	-	115,887
Gain on foreign currency transactions	(22,539)	(20,149)	(65,828)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and advances	48,772	(37,088)	(35,398)
Increase in other assets	-	(533)	-
Increase (decrease) in accounts payable	127,496	(1,879,598)	585,756
Increase (decrease) in accrued expenses	396,477	(287,388)	2,224,031
Increase in accrued registration rights penalties	-	-	518,243
Net cash used in operating activities	(1,075,826)	(4,799,838)	(23,049,276)

Cash flows from investing activities
Acquisition of mineral rights	-	-	(9,968,785)
Acquisition of property and equipment	-	-	(246,280)
Proceeds from sale of mining properties	60,000		60,000
Net cash used in investing activities	60,000	-	(10,155,065)

Cash flows from financing activities
Proceeds from zero coupon convertible debt offering	-	-	1,500,000
Payment of deferred financing costs	-	-	(75,000)
Payment of arranger fee for convertible debt	-	-	(67,600)
Proceeds from notes payable	1,035,605	(37,600)	2,439,105
Payments on notes payable	-	(1,150,000)	(1,150,000)
Proceeds from issuance of common stock, net	-	9,499,990	28,946,707
Proceeds from exercise of warrants	-	-	1,643,575
Net cash provided by financing activities	1,035,605	8,312,390	33,236,787

Effect of exchange rate changes on cash	-	(83,563)	-

Net increase in cash	19,779	3,428,989	32,446

Cash at beginning of the period	12,667	27,689	-

Cash at end of the period	$32,446	$3,456,678	$32,446

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$84,554	$280,889	$371,300
Non-cash financing and investing transactions:
Fair value of derivative warrant instruments issued in
private offerings	$-	$4,478,014	$13,352,518
Reclassification of warrant liabilities to additional paid-in
capital for warrant exercises	$-	$-	$5,195,008
Reclassification of embedded derivative liabilities to additional
paid-in capital for conversion of debt	$87,098	$-	$87,098
Receivable in connection with sale of mineral rights	$60,000	$-	$60,000
Warrants issued for services	$-	$-	$157,010
Warrants issued for offering costs	$-	$162,350	$220,100
Debt discount due to beneficial conversion feature	$700,000	$-	$1,398,019
Debt discount due to warrant derivative liabilities issued with
convertible debt	$53,000	$-	$1,343,500
Debt discount for acquisition of Cocina Mineral Rights	$1,000,000	$-	$-
Payable for acquisition of Cocina Mineral Rights	$-	$-	$4,300,000
Settlement of accrued interest through modification of debt	$-	$105,742	$105,742
Settlement of accrued liabilities through issuance of stock	$208,500	$368,749	$690,796
Issuance of common stock for acquisition of mineral rights	$-	$-	$39,415,000
Issuance of common stock on conversion of debt	$65,000	$-	$65,000
Consolidation of non-controlling interest of the
Maricunga Companies	$-	$-	$25,496,000
Common stock cancelled	$-	$-	$71,052
Common stock subject to rescission	$-	$-	$3,041

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2013

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

At December 31, 2013, the Company’s five wholly owned subsidiaries included: Li3 Energy Peru SRL (“Li3 Peru”), a subsidiary formed in Peru to explore mining opportunities in Peru and in South America; Minera Li Energy SPA (“Minera Li”), a subsidiary registered in Chile; Alfredo Holdings, Ltd. (“Alfredo”), an exempted limited company incorporated under the laws of the Cayman Islands; Pacific Road Mining Chile, SA, a Chilean corporation (“PRMC”), which is a subsidiary of Alfredo; and Noto Energy S.A. (“Noto”), an Argentinean corporation.

Minera Li also holds 60% ownership of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga (“SLM Litio 1-6”), a group of six private companies (the “Maricunga Companies”).

During January 2014, the Company sold 51% of its ownership interest in Minera Li to a third party.

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

d. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2013 and June 30, 2013, respectively. The Company has not experienced any losses on its deposits of cash and cash equivalents.

e. Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value. During the six months ended December 31, 2013 and 2012, impairment charges of $6,485,438 and $0, respectively, were recorded by the Company.

f. Impairment of Long-lived Assets

Long-lived assets, including mineral rights, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. We account for asset impairment in accordance with ASC 360 -Property Plant and Equipment. Long-lived assets such as property, plant and equipment, mineral properties and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the estimated fair value of the long-lived asset.

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

The Company recognizes interest related to income tax matters in income tax expense and penalties related to income tax matters in general and administrative expenses. The Company did not have any uncertain income tax positions or accrued interest included in its consolidated balance sheets at December 31, 2013, or June 30, 2013, and did not recognize any interest on income tax obligations in its consolidated statements of operations during the six months ended December 31, 2013 or 2012. At December 31, 2013 and June 30, 2013, the Company has recorded $120,000 of accrued penalties related to income tax matters. The Company did not recognize any penalties in its consolidated statements of operations during the six months ended December 31, 2013 and 2012.

i. Non-Controlling Interests

The Company is required to report its non-controlling interests as a separate component of equity. The Company is also required to present the consolidated net income or loss and the portion of the consolidated net income or loss allocable to the non-controlling interests and to the stockholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis. During the six months ended December 31, 2013 and 2012, the Company recorded a net loss allocable to non-controlling interests of $2,596,231 and $156,164, respectively.

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

For the three and six months ended December 31, 2013 and 2012, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net earnings or loss per share, as the inclusion of such shares would be anti-dilutive:

	Three months ended
	December 31, 2013	December 31, 2012
Stock options	1,450,000	1,450,000
Restricted stock units	1,066,667	-
Stock warrants	169,168,694	158,995,482
Convertible debt	110,516,273	-
	282,201,634	160,445,482

	Six months ended
	December 31, 2013	December 31, 2012
Stock options	1,450,000	1,450,000
Restricted stock units	1,300,000	-
Stock warrants	169,168,694	158,995,482
Convertible debt	103,577,610	-
	275,496,304	160,445,482

k. Subsequent Events

The Company evaluated material events occurring between December 31, 2013, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

l. Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

m. Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

NOTE 3. GOING CONCERN

At December 31, 2013, the Company had no source of current revenue, a cash balance on hand of $32,446, negative working capital of $11,644,568 and the Company recognized negative cash flows from operations of $23,049,276 during the period from June 24, 2005 (inception) through December 31, 2013.

In order to address the Company’s funding requirements to execute its business plan for the development of its primary mining concession assets (the Maricunga Project), on January 27, 2014, Li3 Energy executed an agreement (the “Transaction”) with BBL SpA, (“BBL”), under which BBL acquired 51% of Minera Li. Also on January 27, 2014, Li3 Energy executed an agreement (the “Tierras Agreement”) with Tierras Raras SpA, an affiliate of BBL. The details of both agreements are summarized in Note 16.

The Transaction, together with the Tierras Agreement, provides the Company and Minera Li, respectively, with the following funding:

•	Li3 Energy received $1,500,000 on January 28, 2014 and $1,600,000 is expected to be received in February 2014. These funds will be used to repay the zero-coupon convertible debt of $2,000,000, the Asher convertible debt of $101,376 ($146,500 outstanding at December 31, 2013, less $70,000 converted to common stock in January 2014 plus interest and prepayment penalties of $24,876), the current Credit Facility of $467,450 (at December 31, 2013) and to fund the working capital needs of the Company.

•	Minera Li was due proceeds of $5,500,000 with respect to the issuance of shares to BBL on January 28, 2014. $5,100,000 has been offset against amounts payable by Minera Li to BBL for the acquisition of the Cocina Mining Concessions of $4,600,000 and the BBL loan of $500,000. The remaining cash payment of $400,000 is expected to be received in February and will be used to fund the working capital needs of Minera Li.

•	Li3 Energy will receive $1,000,000 upon completion of certain Maricunga Project Milestones, or at the latest, on January 27, 2016.

•	BBL will provide Li3 Energy with a line of Credit of $1,800,000 as of April 1, 2014 to provide Li3 Energy working capital. The credit facility allows Li3 Energy to draw $100,000 during April 2014, and $200,000 per month thereafter, until the maximum $1,800,000 is reached. Repayment terms of each drawdown will be 12 months from the drawdown date, at 12% interest per annum

•	BBL will finance Li3 Energy´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans will be due 24 months from receipt. Specific limits or terms for these loans have not been established and will be negotiated in good faith between the Company and BBL.

In the event the Transaction and the Tierras Agreement occur as expected, the Company believes that the above should provide sufficient working capital to maintain its basic operations for at least 12 months.

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

NOTE 4. MINERAL RIGHTS

Mineral rights, net of impairment, consist of the following at December 31, 2013 and June 30, 2013:

Maricunga	December 31, 2013	June 30, 2013
SLM Litio 1-6	$10,761,936	$17,247,374
Cocina Mining Concessions	6,300,000	6,300,000
	$17,061,936	$23,547,374

SLM Litio 1-6

The SLM Litio 1-6 property consists solely of undeveloped mineral rights. On May 20, 2011, the Company´s wholly-owned subsidiary, Minera Li, acquired 60% of SLM Litio 1-6 for a purchase price of $6,370,000 in cash and 127,500,000 restricted shares of common stock which had a fair value of $31,875,000 (the “SLM Litio 1-6 Shares”). The Company also initially recorded an additional $25,496,000 to reflect the non-controlling interest for the 40% of SLM Litio 1-6 that were not acquired.

Currently, Minera Li does not have a permit to exploit lithium from SLM Litio 1-6. Minera Li continues to seek a concession for SLM Litio 1-6, however if no permit for lithium exploitation is acquired, Minera Li plans to develop and exploit potassium from this property.

At June 30, 2013, the Company determined that the long-lived asset of SLM Litio 1-6 was not fully recoverable and recognized an impairment charge of approximately $46.5 million to write the mineral rights down from their carrying value to their estimated fair value of approximately $17.2 million.

Subsequent to the balance sheet date, on January 27, 2014, Li3 Energy executed an agreement with BBL, under which BBL acquired 51% of Minera Li, as detailed in Note 16. All of the Company’s mineral rights in SLM Litio 1-6 and the Cocina Mining Concessions are held by Minera Li. The Company determined that the Transaction provided additional evidence regarding the estimated fair value of SLM Litio 1-6 at December 31, 2013, and in accordance with ASC 855 – Subsequent Events, recognized a further impairment charge of $6,485,438 to write the mineral rights down from their carrying value to their estimated fair value of $10,761,936.

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

The Company has incurred exploration expenses with respect to the SLM Litio 1-6 property of $6,446,130 to date and impairment expense of $52,979,064. The minority shareholders have not made payments to the Company for their respective shares of the exploration expenses incurred to date. As a result, all the expenses incurred by the Maricunga Companies during the six months ended December 31, 2013 and 2012 were funded by the Company. The Company recorded 40% of the expenses incurred by the Maricunga Companies to the non-controlling interest, or $2,596,231 and $156,164, respectively, for the six months ended December 31, 2013 and 2012.

As the majority shareholder of SLM Litio 1-6, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their 40% share of the properties. The minority shareholders have not paid their required contributions to the costs of conservation and exploration, which were agreed upon at the shareholders’ meeting on October 6, 2011. In December 2012, we received a favorable decision from one of the civil courts to auction approximately 4% of the shares once the judgment is executed. This ruling was confirmed by the Court of Appeals of Copiapó and recently by the Supreme Court, so Minera Li Energy has the right to set a date and time for the auction of 4% of the shares. Recently, another two civil courts have issued their final decision and granted the auction of 8% of the shares, however, those decisions have been challenged by shareholders at the Court of Appeals of Copiapó. There is only one civil court still pending to issue its decision on the auction of 4% of the shares. The remaining lawsuits for 24% of the shares are still in preliminary stage.

Certain minority shareholders have filed counter claims against us in two civil courts of Santiago, to declare, among other things, the invalidation of such shareholders’ meeting at which required contributions were established that such minority shareholders failed to make. In both courts, we have filed our defense claiming that the lawsuits should be dismissed on the basis that the decision made in the shareholders´ meeting on October 6, 2011 was made in accordance with Chilean law, and that the amounts are necessary for the conservation and exploration of the mining property. Both lawsuits are still in preliminary stage.

In conjunction with the Transaction, Tierras Raras SpA (“TierrasRaras”), an affiliate of BBL, entered into an agreement with Minera Li. The Tierras Agreement relates to the acquisition by Tierras Raras of a 40% interest in SLM Litio 1-6 from the SLM Litio 1-6 Minority Shareholders (as defined below). Minera Li currently holds 60% of SLM Litio, and the Company has filed lawsuits in four civil courts of Copiapo, third region of Atacama, Chile, against the holders of the remaining 40% shares of SLM Litio 1-6 (the “SLM Litio1-6 Minority Shareholders”), seeking either payment of their pro rata portion of costs or an auction of their shares of the SLM Litio 1-6. Pursuant to the Tierras Agreement, Tierras Raras agreed to purchase all of the interests of the SLM Litio 1-6 Minority Shareholders, and, in conjunction with the purchase, to pay $1,600,000 to Minera Li as consideration for the settlement and release by the Company of its claims against the SLM Litio 1-6 Minority Shareholders. The closing of the transactions contemplated by the Tierras Agreement is subject to certain closing conditions which are not yet complete.

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

The Cocina Company was absorbed on April 16, 2013 by Minera Li (and therefore, the Cocina Company ceased to exist).

The Cocina Mining Concessions were constituted prior to the 1979 Lithium Exploitation Restrictions, meaning that, according to Chilean mining law, the holder is authorized (having a constitutionally protected ownership right) to exploit lithium in the area covered by those concessions. As with any mineral exploitation in Chile, all other permits which are necessary to exploit minerals are required.

Pursuant to the Purchase Agreement, Minera Li agreed to pay the Sellers $7,300,000 in a combination of cash and debt, as follows:

	Jose Resk Nara	Carlos Alfonso Iribarren
April 16, 2013	$1,000,000	$1,000,000
July 16, 2013	1,000,000	1,000,000
October 16, 2013	1,150,000	650,000
April 16, 2014 - April 16, 2028	-	1,500,000	($100,000/year)
	$3,150,000	$4,150,000

$2,000,000 of the purchase price was paid on April 16, 2013 (the “Closing Date”). The Company determined that the value of the Cocina Mining Concessions upon acquisition was $6,300,000, with the additional $1,000,000 of the purchase price treated as imputed interest (debt discount) to be amortized over the life of the remaining payments to Carlos Alfonso Iribarren. As of June 30, 2013, the Company recorded the $3,800,000 which was to be paid between July 16, 2013 and October 16, 2013 as short-term payable for acquisition of the Cocina mineral rights and the remaining $1,500,000 of the purchase price was recorded as debt, offset by $1,000,000 of debt discount, of which the Company amortized $18,920. During the six months ended December 31, 2013, the Company amortized an additional $30,592 of debt discount to interest expense.

The Company did not make the required July 16, 2013 payment of $2,000,000, and agreed with the Sellers to defer the payment until October 2013 for an additional payment of $300,000, which the Company recorded in operating expenses as debt modification expense during the six months ended December 31, 2013.

On November 13, 2013, the Company entered into an agreement with the Sellers and BBL in which it was agreed that the total purchase price of the Cocina Mining Concessions would be reduced from $7,600,000 ($7,300,000 per the Purchase Agreement plus a penalty for late payment of $300,000 as discussed above) to $6,600,000 and that BBL would assume the remaining payment obligations required to be made to the Sellers of $4,600,000, with payment due no later than March 30, 2014. Pursuant to the agreement, Minera Li was required to pay the $4,600,000 to BBL by May 31, 2014. As a result of the modification of the original purchase price and payment terms, the Company reclassified $450,488 originally recorded as long-term debt (long-term debt of $1,500,000 net of debt discount of $950,488, and including current portion of $100,000) to short-term payable for acquisition of mineral rights. A gain on debt extinguishment of $49,512 was also recorded by the Company as a result of the modification.

The amount payable to BBL of $4,600,000 was paid in connection with the Transaction with BBL which was completed in January 2014.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2013	June 30, 2013
Leasehold improvement and office equipment	$56,675	$56,675
Field equipment	156,064	162,046
Less: Accumulated depreciation	(101,330)	(91,977)
	$111,409	$126,744

Depreciation expense for the six months ended December 31, 2013 and 2012 was $11,565, and $22,573, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

POSCAN

On August 17, 2012, POSCAN, a greater than 10% shareholder and a wholly owned subsidiary of POSCO (a Korean company), purchased 62,499,938 shares of the Company’s common stock. See Note 12.

MIZ Comercializadora, S de R.L.

The Company was party to a services agreement (“Services Agreement”) between MIZ Comercializadora, S de R.L. (“MIZ”) and the Company in which Tom Currin (a beneficial owner of MIZ) served as Chief Operating Officer of the Company. Pursuant to the Services Agreement, the Company granted to MIZ an award under the 2009 Plan pursuant to which the Company would issue 2,500,000 restricted shares of its common stock (the “Restricted Stock”) upon the achievement of certain milestones. Additionally, pursuant to the Services Agreement, the Company granted 1,000,000 stock options to MIZ which were to vest over three years.

On December 5, 2012, MIZ and the Company terminated its Services Agreement. In connection with the termination of the Services Agreement, all of the Restricted Stock was deemed fully vested and issued to MIZ (of which 1,700,000 shares were previously held in escrow, and 800,000 shares had previously been issued to MIZ). The Company recorded stock based compensation expense of $-0- and $183,360 in connection with the Restricted Stock during the six months ended December 31, 2013 and 2012, respectively.

The Company incurred $-0- and $65,605 of stock-based compensation during the six months ended December 31, 2013 and 2012, respectively, related to stock options granted to MIZ. As of December 31, 2013, all of the stock options granted to MIZ are fully vested and exercisable.

On December 5, 2012, the Company entered into a Consulting Services Agreement with MIZ in which Mr. Currin was to provide consulting services to the Company. Pursuant to the agreement, the Company was required to pay MIZ $5,000 per month for up to four days of work with additional fees of $2,000 per day to be paid for additional days worked. The agreement terminated on December 5, 2013.

MIZ was paid $15,000 and $178,750 for cash compensation during the six months ended December 31, 2013 and 2012, respectively. MIZ was owed $5,000 and $5,000 as of December 31, 2013 and June 30, 2013, respectively, for cash compensation recorded in accounts payable in the accompanying consolidated balance sheets, but is no longer considered a related party due to the termination of the Services Agreement.

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

R&M Global Advisors was paid $-0- and $85,395 in cash compensation during the six months ended December 31, 2013 and 2012, respectively. No amounts were due to R&M Global Advisors as of December 31, 2013or June 30, 2013. R&M Global Advisors is no longer considered a related party due to the termination of the R&M Agreement.

NOTE 7. CREDIT AGREEMENT

Second Amendment and Waiver Agreement

On September 28, 2012, the Company entered into a Second Amendment and Waiver Agreement with the holders of the zero-coupon convertible notes (the “Second Waiver Agreement”).  Pursuant to the Second Waiver Agreement, the zero-coupon convertible notes’ maturity date was extended from June 30, 2012 to September 28, 2013, and the aggregate principal amount thereof was increased to $1,880,000, which included an Original Issue Discount of 12.1%. The Waiver Agreement also reduced the conversion price of the zero-coupon notes from $0.12 to $0.095 per share.  In connection with the Second Waiver Agreement, the Company agreed to pay an arranger a cash fee (“arranger fee”) of $37,600.

In connection with the Second Waiver Agreement, the convertible debentures were analyzed for a beneficial conversion feature after the debt modification at which time it was concluded that no beneficial conversion feature existed.

The Company applied ASC 470-50-40/55 -Debtor’s Accounting for a Modification or Exchange of Debt Instrument and concluded that the Second Waiver Agreement constituted a debt extinguishment rather than debt modification because the change in the fair value of the embedded conversion features immediately before and after the modification exceeded 10% of the original loan balance. As a result, the Company recorded a loss on debt extinguishment of $37,235 during the six months ended December 31, 2013, as summarized below:

Loss on Extinguishment:
Estimated fair value of debt after modification	$1,880,000
Arranger fee	37,600
Less: Original issue discount	(202,926)
Fair value of assets given	1,714,674
Less: Carrying value of pre-modification debt	(1,677,439)
Loss on debt extinguishment	$37,235

Third Amendment Agreement

On August 16, 2013, the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes (the “Third Amendment Agreement”).  Pursuant to the Third Amendment Agreement, the zero-coupon convertible notes’ maturity date was extended from September 28, 2013 to March 31, 2014, the aggregate principal amount thereof was increased from $1,880,000 to $2,000,000, which included an Original Issue Discount of 10.1%, and the conversion price of the zero-coupon notes was reduced from $0.095 to $0.02 per share. Interest at the rate of 2.9% per annum, or $33,631, was required to be recognized over the life of the extension. The interest was paid by the Company during the six months ended December 31, 2013.

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

The Company applied ASC 470-50-40/55 -Debtor’s Accounting for a Modification or Exchange of Debt Instrument and concluded that the Third Amendment Agreement constituted a debt extinguishment rather than debt modification because the change in the fair value of the embedded conversion features immediately before and after the modification exceeded 10% of the original loan balance. As a result, the Company recorded a loss on debt extinguishment of $23,906 during the six months ended December 31, 2013, as summarized below:

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

See detailed summary below for the carrying value of the zero-coupon convertible debt as of December 31, 2013.

Post-Modification Debt:
Estimated fair value of debt after modification	$2,000,000
Less: Original issue discount	(120,000)
Less: Beneficial conversion feature discount	(700,000)
Carrying value at August 16, 2013 (date of modification)	1,180,000
Amortization of debt discount (recorded as interest expense during the period)	494,890
Carrying value at December 31, 2013	$1,674,890

See detailed summary below for the carrying value of the zero-coupon convertible debt as of June 30, 2013.

Post-Modification Debt:
Estimated fair value of debt after modification	$1,880,000
Less: Original issue discount	(202,926)
Carrying value at September 28, 2012 (date of modification)	1,677,074
Amortization of debt discount (recorded as interest expense during the year)	152,889
Carrying value at June 30, 2013	$1,829,963

NOTE 8. NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2013	June 30, 2013
Milestone	$50,000	$50,000
Credit Facility	467,450	-
BBL loan	500,000	-
	$1,017,450	$50,000

On June 5, 2008, the Company issued a $50,000 unsecured promissory note to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such note allow for prepayment of the principal and accrued interest at any time without penalty. The interest rate is 8% per annum and the maturity date was June 5, 2010. The total interest accrued as of December 31, 2013 and June 30, 2013 was $22,303 and $20,287, respectively. This note is in default as of December 31, 2013 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

On August 16, 2013, the Company entered into an Offer to Finance agreement with a third party lender (the “Lender”) under which the Lender agreed to loan CAD $500,000 (USD $482,605) to Li3 (the “Credit Facility), at an interest rate of 18% per annum with the principal and outstanding interest repayable at the earlier of March 31, 2014 or an Event of Default as defined in the Offer to Finance agreement. Interest of $22,169 was paid during the six months ended December 31, 2013. At December 31, 2013, the amount payable for this agreement is $467,450. The total interest accrued as of December 31, 2013 was $11,097, and a foreign exchange gain of $15,155 was also recognized on translation of the Credit Facility at December 31, 2013.

As required by the terms of the Credit Facility, the Company also entered into a General Security Agreement with the Lender, granting to the Lender a security interest in all present and after acquired personal property owned, leased, licensed, possessed, or acquired by the Company.

On October 30, 2013, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $500,000 to be repaid no later than May 31, 2014, with an interest rate of 3.5% per annum adjusted for inflation according to changes in the Unidad de Fomento (“UF”) rate between the date of the loan agreement and the date of complete repayment. Under the terms of the loan agreement, the loan proceeds must be used to settle existing debts of the Company. Pursuant to the loan agreement, the assets of Minera Li were required to be pledged as a guarantee of this loan. The proceeds from the loan of $498,845 net of local Chilean taxes of $1,155 were received by the Company on November 4, 2013. The total interest accrued as of December 31, 2013 was $2,973. The loan from BBL of $500,000 was paid in connection with the Transaction with BBL which was completed in January 2014.

NOTE 9. CONVERTIBLE NOTES PAYABLE

On April 30, 2009, the Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) to Milestone, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due November 8, 2010.  The Convertible Note provides that the principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date.  The Company and Milestone have not yet negotiated such conversion terms.  The total interest accrued on the Convertible Note at December 31, 2013 and June 30, 2013 was $17,251 and $15,380, respectively. The Convertible Note is in default as of December 31, 2013 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

On May 14, 2013, the Company issued an unsecured Convertible Promissory Note (the “First Asher Note”) to Asher Enterprises, Inc. (“Asher), bearing an interest rate of 8% per annum, in the amount of $158,500 with a Maturity Date of February 17, 2014. The total interest accrued on the First Asher Note at December 31, 2013 and June 30, 2013 was $7,774 and $1,633, respectively. Legal expenses incurred in relation to the First Asher Note were $3,500 and were deducted from the gross proceeds received.

On July 15, 2013, the Company issued an unsecured Convertible Promissory Note to Asher (the “Second Asher Note”), bearing an interest rate of 8% per annum, in the amount of $53,000 with a Maturity Date of April 17, 2014.  The total interest accrued on the Second Asher Note at December 31, 2013 was $1,963. Legal expenses incurred in relation to the Second Asher Note were $3,000 and were deducted from the gross proceeds received.

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

The conversion price of the Asher Notes is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the Asher Notes were recognized as derivative instruments at issuance and are measured at fair value at each reporting period. The Company determined that the fair value of the First Asher Note was $198,128 at the issuance date. The value of the debt of $158,500 was recorded as a debt discount and will be amortized to interest expense over the term of the First Asher Note. The variance to the fair value of $39,628 was recognized as an initial loss and recorded to change in fair value of derivative liabilities during the year ended June 30, 2013. The Company determined that the fair value of the Second Asher Note was $109,046 at the issuance date. The value of the debt of $53,000 was recorded as a debt discount and will be amortized to interest expense over the term of the Second Asher Note. The variance to the fair value of $56,046 on the Second Asher Note was recognized as an initial loss and recorded to change in fair value of derivative liabilities during the six months ended December 31, 2013.

Pursuant to Share Purchase Agreements, the Company has reserved 62,000,000 shares of common stock for issuance upon conversion of the Asher Notes. In accordance with the provisions of the First Asher Note, during the six months ended December 31, 2013, Asher elected to convert a total of $65,000 in principal amounts of the note into an aggregate of 8,787,080 shares of the Company´s common stock.

See detailed summary below for carrying value of Asher Notes as of December 31, 2013 and June 30, 2013.

	First Asher Note	Second Asher Note	Asher Notes
Value of debt on issue date of May 14, 2013	$158,500	$-	$158,500
Less: Original issue discount	(158,500)	-	(158,500)
Amortization of debt discount (recorded as interest expense during the year)	26,701	-	26,701
Carrying value at June 30, 2013	$26,701	$-	$26,701
Value of debt on issue date of July 15, 2013	-	53,000	53,000
Less: Original issue discount	-	(53,000)	(53,000)
Less: Principal amount converted to common stock	(65,000)	-	(65,000)
Add: Unamortized debt discount of principal amount converted to common stock	16,147	-	16,147
Amortization of debt discount (recorded as interest expense during the period)	104,530	32,453	136,983
Carrying value at December 31, 2013	$82,378	$32,453	$114,831

NOTE 10. LONG-TERM DEBT

In connection with the acquisition of the Cocina Mining Concessions, on April 16, 2013, the Company agreed to make $1,500,000 of payments to a seller of the Cocina Mining Concessions. The Company agreed to pay the seller annual payments of $100,000 for fifteen years beginning on April 14, 2014. The Company determined that $1,000,000 of the debt represented a debt discount which was to be amortized to the note payable over the life of the note. The effective interest rate on this note payable was approximately 18%.

On November 13, 2013, the Company entered into an agreement with the Sellers of the Cocina Mining Concessions and BBL in which it was agreed that the total purchase price of the Cocina Mining Concessions would be reduced from $7,600,000 (being $7,300,000 per the Purchase Agreement plus a penalty for late payment of $300,000) to $6,600,000 and that BBL would assume the remaining payment obligations required to be made to the Sellers of $4,600,000, with payment due no later than March 30, 2014. Pursuant to the agreement, Minera Li was required to pay the $4,600,000 to BBL by May 31, 2014. As a result, the Company has recorded $4,600,000 as short-term payable for acquisition of the Cocina mineral rights in the accompany balance sheet as of December 31, 2013 and has reversed the long term debt of $1,500,000 (including current portion of $100,000) and the balance of the debt discount of $950,488, resulting in a gain on debt extinguishment of $49,512. The amount payable to BBL of $4,600,000 was paid in connection with the Transaction with BBL which was completed in January 2014.

As of December 31, 2013, the Company had no long-term debt.

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

Activity for derivative warrant instruments during the six months ended December 31, 2013 was as follows:

		Initial valuation
		of derivative
		liabilities upon		Decrease in
	Balance at	issuance of new		fair value of	Exercise	Balance at
	June 30,	warrants during	Modification	derivative	of	December 31,
	2013	the period	expense	liabilities	warrants	2013
2009 Unit Offering warrants	$314,835	$-	$-	$(234,892)	$-	$79,943
First 2010 Unit Offering warrants	361,632	-	-	(208,532)	-	153,100
Second 2010 Unit Offering warrants	54,411	-	-	(33,360)	-	21,052
Third 2010 Unit Offering warrants	129,379	-	-	(80,594)	-	48,784
Incentive warrants	148,289	-	-	(82,455)	-	65,833
2011 Unit Offering warrants	190,100	-	-	(184,921)	-	5,179
Lender warrants	52,929	-	-	(34,813)	-	18,117
Warrants for advisory services and Arranger warrants	10,933	-	-	(8,487)	-	2,446
POSCAN warrants	2,522,794	-	-	(1,795,493)	-	727,301
	$3,785,302	$-	$-	$(2,663,547)	$-	$1,121,755

There were no warrants exercised during the six months ended December 31, 2013.

Activity for derivative warrant instruments during the six months ended December 31, 2012 was as follows:

		Initial valuation
		of derivative
		liabilities upon		Decrease in
	Balance at	issuance of new		fair value of	Exercise	Balance at
	June 30,	warrants during	Modification	derivative	of	December 31,
	2012	the period	expense	liabilities	warrants	2012
2009 Unit Offering warrants	$872,212	$-	$-	$(440,121)	$-	$432,091
First 2010 Unit Offering warrants	1,640,644	-	-	(1,082,552)	-	558,092
Second 2010 Unit Offering warrants	237,426	-	-	(146,641)	-	90,785
Third 2010 Unit Offering warrants	512,341	-	-	(309,573)	-	202,768
Incentive warrants	579,760	-	-	(351,914)	-	227,846
2011 Unit Offering warrants	1,495,038	-	-	(1,158,239)	-	336,799
Lender warrants	274,386	-	-	(196,749)	-	77,637
Warrants for advisory services and Arranger warrants	83,210	-	-	(65,459)	-	17,751
POSCAN warrants	1,958,911	4,478,014	171,150	(2,489,458)	-	4,118,617
	$7,653,928	$4,478,014	$171,150	$(6,240,706)	$-	$6,062,386

There were no warrants exercised during the six months ended December 31, 2012.

On August 17, 2012, the Company measured the modified warrants using a modified lattice valuation model. Below is the summary of the valuation:

Fair value of warrant on August 17, 2012 with exercise price $0.40 and stock price $0.069	$1,091,513
Fair value of warrant on August 18, 2012 with exercise price $0.21 and stock price $0.067	1,262,663
Modification expense	$171,150

The following is a summary of the assumptions used in the modified lattice valuation model as of the initial valuations of the derivative warrant instruments issued during the six months ended December 31, 2013 and 2012, respectively, and as of December 31, 2013 and 2012, respectively:

	Initial
	Valuations -	Valuation as of	Valuation as of
	December 31,	December 31,	December 31,
	2012	2013	2012
Common stock issuable upon exercise of warrants	62,499,938	169,168,694	160,395,482
Market value of common stock on measurement date (1)	$0.07	$0.01	$0.059
Adjusted exercise price	$0.21	$ 0.04-$0.30	0.05-0.38
Risk free interest rate (2)	0.31%	0.1%-0.58%	0.21%-0.36%
Warrant lives in years	3.0	0.26 – 2.33	1.26-3.33
Expected volatility (3)	182%	180%-273%	135%-144%
Expected dividend yields (4)	None	None	None
Assumed stock offerings per year over next five years (5)	1-2	1	1-2
Probability of stock offering in any year over five years (6)	25%	100%	25%
Range of percentage of existing shares offered (7)	15%-31%	21% - 48%	8%-24%
Offering price range (8)	$ 0.21-$0.45	$ 0.01 - $0.05	$ 0.15-$0.45

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 1, 2 or 3 - year Treasury Bill as of the respective Offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next five years.

(6)	Management has determined that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 21% and 48% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

Embedded Derivative Instruments

The Company determined that the Asher Notes contain an embedded derivative instrument as the conversion price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40 (refer Note 9 for further information regarding the Asher Notes). The fair values of the Asher Notes were recognized as derivative instruments at issuance and are measured at fair value at each reporting period. The Company determined that the fair value of the First Asher Note was $198,128 at the issuance date. As the value of the debt at issuance was $158,500, an initial loss of $39,628 was recognized and recorded to change in fair value of derivative liabilities. The Company determined that the fair value of the Second Asher Note was $109,046 at the issuance date. As the value of the debt at issuance was $53,000, an initial loss of $56,046 was recognized and recorded to change in fair value of derivative liabilities during the six months ended December 31, 2013.

The Company determined the fair values of the embedded derivatives on the grant dates using a modified lattice fair value model with the following assumptions:

•	First Asher Note - stock price on the measurement date of $0.04 per share, term of 0.76 years, expected volatility of 156%, and a discount rate of 0.15%.

•	Second Asher Note - stock price on the measurement date of $0.028 per share, term of 0.76 years, expected volatility of 156%, and a discount rate of 0.11%.

Activity for embedded derivative instruments during the six months ended December 31, 2013 was as follows:

		Initial valuation		Fair value of
		of embedded	Increase	derivative
		derivative	(decrease) in	liabilities
	Balance at	instruments	fair value of	on conversion	Balance at
	June 30,	issued during	derivative	of debt to	December 31,
	2013	the period	liabilities	common stock	2013
First Asher Note	$204,547	$-	$(35,382)	$(87,098)	$82,067
Second Asher Note	-	109,046	(48,821)	-	60,225
	$204,547	$109,046	$(84,203)	$(87,098)	$142,292

At December 31, 2013, the Company determined the fair values of the embedded derivatives using a modified lattice fair value model with the following assumptions:

•	First Asher Note - stock price on the measurement date of $0.01 per share, term of 0.13 years, expected volatility of 273%, and a discount rate of 0.10%.

•	Second Asher Note - stock price on the measurement date of $0.01 per share, term of 0.29 years, expected volatility of 273%, and a discount rate of 0.10%.

NOTE 12. STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

In September 2012, the Company entered into several stock settlement agreements with certain parties to whom the Company was obligated as of June 30, 2012 (“Receivable Holders”). The Company entered into settlement agreements with respect to an aggregate of $390,336 of obligations (including $363,336 to officers, directors, and employees), and issued an aggregate of 5,825,761 shares of the Company’s common stock pursuant thereto. Each settlement agreement provided for the Company to issue one share of the Company’s common stock for every $0.067 of obligations released by the Receivable Holder. The stock price on the grant date of these shares was $0.068 therefore a loss on settlement of $5,816 was recorded in relation to these settlement agreements for the six months ended December 31, 2012.

On September 12, 2013, the Company agreed to issue 2,206,870 restricted shares of common stock to a third party in settlement of $50,000 of legal services accrued during the year ended June 30, 2013. The closing price of the common stock on the measurement date was $0.03 per share, and a loss on settlement of $16,206 was recorded by the Company during the six months ended December 31, 2013. The shares were issued on October 31, 2013.

On September 30, 2013, the Company agreed to issue restricted shares of common stock to certain Directors of the Company in settlement of accrued directors’ fees. On October 31, 2013, the Company issued 4,688,291 restricted shares of common stock in settlement of $106,000 of directors fees, of which $55,000 were accrued during the year ended June 30, 2013. The closing price of the common stock on the measurement date was $0.023 per share, and a loss on settlement of $1,831 was recorded during the six months ended December 31, 2013.

On December 26, 2013, the Company issued 2,792,533 restricted shares of common stock to its Chief Executive Officer in settlement of $52,500 in accrued salary. The closing price of the common stock on the measurement date was $0.01 per share, and a gain on settlement of $24,574 was recorded during the six months ended December 31, 2013.

Common Stock Sales

July 1, 2012 through December 31, 2012

On August 17, 2012, the Company closed on POSCAN’s second tranche of investment under the Securities Purchase Agreement between the Company and POSCAN, dated as of August 24, 2011 (the “POSCAN SPA”), selling 62,499,938 units to POSCAN for gross proceeds of $9,999,990, with each unit consisting of one share of common stock and a three-year warrant to purchase one share of common stock for $0.21 per share (the “Additional Agreement”). Further, the Company also agreed to issue to POSCAN a two-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.15 per share, valued at $192,500. The Company analyzed the instruments for derivative accounting consideration and determined that derivative accounting does not apply to these warrants. The Company determined the fair value of these warrants on the grant date using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.07 per share, term of 2 years, expected volatility of 141%, and a discount rate of 0.29%.

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

On January 11, 2011, the Company engaged a consultant to provide advisory services to facilitate equity or debt fund raising for the Company. In connection with the closing of POSCAN’s second tranche of investment on August 17, 2012, the Company paid 5% of the gross proceeds of $9,999,990, or $500,000, which was recorded as offering costs for the six months ended December 31, 2012.

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

July 1, 2013 through December 31, 2013

There were no common stock sales during the six months ended December 31, 2013.

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

During the year ended June 30, 2013, the Company entered into certain agreements and issued shares which may have triggered this provision. On May 3, 2013, POSCAN issued a waiver of this provision with respect to the following transactions:

•	Settlement agreements entered into by the Company providing for the Company to issue an aggregate of up to 20,000,000 shares of the Company’s common stock in settlement of obligations released by the Receivable Holder, up to an aggregate of $1,000,000. To date, the Company has issued 16,886,008 shares under such agreements, in settlement of a total of $690,796 of obligations.

•	The Second Amendment and Waiver Agreement entered into by the Company with the holders of the zero-coupon convertible notes under which the conversion price of the zero-coupon bridge notes was modified from $0.12 to $0.095 per share.

The Company has also entered into the following agreements which may have triggered this provision. If necessary, the Company will seek a waiver of this provision for the following transactions:

•	On May 14, 2013, the Company issued an unsecured Convertible Promissory Note (the “First Asher Note”) to Asher bearing an interest rate of 8% per annum, in the amount of $158,500 with a Maturity Date of February 17, 2014. The conversion price of the First Asher Note at June 30, 2013 was $0.02 per share. In the event the provision applies, and a waiver is not granted, the Company estimated it would be required to issue an additional 6,433,263 shares and recorded an accrual for common stock payable (with an off-set to stock-based compensation expense) estimated at $250,897 during the year ended June 30, 2013.

During the six months ended December 31, 2013, Asher converted $65,000 of the debt to 8,787,080 shares of common stock in the Company, reducing the principal amount of the First Asher Note to $93,500. The conversion price of the First Asher Note at December 31, 2013 was $0.01 per share. The Company reassessed its provision at December 31, 2013 and estimates it would be required to issue an additional 23,279,151 shares with an estimated value of $247,523 in the event the provision applies. As a result, the Company reduced its accrual for common stock payable (with an off-set to stock-based compensation expense) by $3,374 from $250,897during the six months ended December 31, 2013.

•	On July 15, 2013, the Company issued an unsecured Convertible Promissory Note to Asher bearing an interest rate of 8% per annum, in the amount of $53,000 with a Maturity Date of April 17, 2014. The conversion price of the Second Asher Note at December 31, 2013 was $0.01 per share. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 8,445,037 shares. As a result, the Company recorded an accrual for common stock payable (with an off-set to stock-based compensation expense) estimated at $84,450 during the six months ended December 31, 2013.

•	On August 16, 2013, the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes under which the conversion price of the zero-coupon bridge notes was reduced from $0.095 to $0.02 per share. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 66,675,000 shares. As a result, the Company recorded an accrual for common stock payable (with an off-set to stock-based compensation expense) estimated at $1,800,225 during the six months ended December 31, 2013.

Common Stock Issued on Conversion of Debt

In accordance with the provisions of the First Asher Note, during the six months ended December 31, 2013, Asher elected to convert $65,000 in principal amounts of the note into an aggregate of 8,787,080 shares of the Company´s common stock, as follows:

Date of conversion	Principal converted	Number of shares issued
November 25, 2013	$15,000	1,401,869
December 5, 2013	$15,000	1,744,186
December 18, 2013	$15,000	2,307,692
December 30, 2013	$20,000	3,333,333
	$65,000	8,787,080

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

As of December 31, 2013, the Company has granted stock options and other awards in respect to 4,900,000 shares of common stock under the 2009 Plan.

Restricted Stock Units

On June 27, 2011, the Company granted its Chief Executive Officer an award of 700,000 restricted stock units under the 2009 Plan which vest in 1/3 increments each January 15th of 2012, 2013 and 2014. The value of the issuable shares was determined based on the $0.22 per share closing price of the common stock on the measurement date, and totaled $154,000. The Company will record stock compensation expense over the 3-year service period. During the six months ended December 31, 2013 and 2012, the Company recorded $10,124 and $26,754, respectively, of stock-based compensation in connection with this agreement. As of December 31, 2013, 466,667 shares of common stock have been issued in relation to the restricted stock units which vested on January 15, 2012 and January 15, 2013.

During December 2011, the Company entered into a one-year employment agreement with its new Vice President of Finance (now called the Chief Financial Officer, the “CFO”) which originally was to begin on January 1, 2012 (amended to March 1, 2012). Pursuant to the agreement, the CFO was granted 250,000 restricted stock units under its 2009 Plan which vest over 3 years. The value of the issuable shares was determined based on the $0.13 closing price of the common stock on the measurement date, and totaled $34,500. The Company will record stock compensation expense for these restricted stock units over the 3 year service period which begins on March 1, 2012, of which the Company recorded stock-based compensation expense of $4,834 and $17,250 during the six months ended December 31, 2013 and 2012, respectively. As of December 31, 2013, 83,334 shares of common stock have been issued in relation to the restricted stock units which vested on March 1, 2013.

In May 2012, the Company committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares to members of its Board of Directors. Such restricted stock units shall vest over a period of three years starting from the later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities. However, the Company does not currently have enough shares authorized for issuance under the 2009 Plan to satisfy all of these obligations. The Company is analyzing the required steps to increase the number of shares under the plan. The Company recorded stock-based compensation expense related to these units of $8,405 and $11,040 during the six months ended December 31, 2013 and 2012, respectively.

Stock Option Awards

Summary of stock option activity is presented in the table below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2013	1,450,000	$0.22	3.03	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2013	1,450,000	$0.22	2.53	$-
Exercisable at December 31, 2013	1,450,000	$0.22	2.53	$-

During the six months ended December 31, 2013 and 2012, the Company recognized stock-based compensation expense of $3,593 and $54,313, respectively, related to stock options.

Warrants

Summary information regarding common stock warrants issued and outstanding at December 31, 2013, is as follows:

		Weighted-average
	Exercise of	Exercise
	Warrants	Price
Outstanding at June 30, 2013	163,227,532	0.22
Issued	-	-

Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	5,941,162	n/a
Exercised	-	-
Outstanding at December 31, 2013	169,168,694	0.18

Warrants outstanding as of December 31, 2013 are as follows:

		Outstanding		Exercisable
	Exercise	number	Remaining	number
Issuance Date	price	of shares	life	of shares
November 10, 2009 - December 23, 2009	$0.20	7,250,823	0.8–0.9 years	7,250,823
November 10, 2009 - December 23, 2009	$0.30	7,341,027	0.8 – 0.9 years	7,341,027
June 9, 2010 - September 13, 2010	$0.21	14,814,590	1.4–1.7 years	14,814,590
June 9, 2010 - July 13, 2010	$0.14	816,717	1.4 – 1.7 years	816,717
November 8-15, 2010	$0.04	1,721,176	1.8 years	1,721,176
December 9, 2010 - March 24, 2011	$0.12	6,144,810	1.9 – 2.1 years	6,144,810
March 24, 2011	$0.28	6,854,707	2.2 years	6,854,707
April 7, 2011	$0.23	11,960,050	0.4 years	11,960,050
April 7, 2011	$0.17	1,913,606	0.4 years	1,913,606
May 2, 2011	$0.27	1,500,000	2.3 years	1,500,000
May 2, 2011	$0.23	75,000	2.3 years	75,000
June 27, 2011	$0.23	800,000	0.2 years	800,000
September 14, 2011	$0.16	38,095,300	0.7 years	38,095,300
August 17, 2012	$0.16	62,499,938	1.6 years	62,499,938
August 17, 2012	$0.15	5,000,000	0.6 years	5,000,000
August 17, 2012	$0.21	2,380,950	3.6 years	2,380,950
		169,168,694		169,168,694

The warrants outstanding at December 31, 2013 had no intrinsic value.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Derivative liabilities - warrant instruments	$-	$-	$1,121,755	$1,121,755
Derivative liabilities - embedded derivative instruments	-	-	142,292	142,292
Derivative liabilities	$-	$-	$1,264,047	$1,264,047

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Derivative liabilities - warrant instruments	$-	$-	$3,785,302	$3,785,302
Derivative liabilities - embedded derivative instruments	-	-	$204,547	$204,547
Derivative liabilities	$-	$-	$3,989,849	$3,989,849

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Six months ended December 31,
	2013	2012
Beginning balance as of June 30,	$(3,989,849)	$(7,653,928)
Change in fair value	1,419,026	243,205
Additions	(53,000)	(4,478,014)
Warrant modification	-	(171,150)
Exercise of warrants	-	-
Ending balance as of September 30,	$(2,623,823)	$(12,059,887)
Change in fair value	1,272,678	5,997,501
Exercise of warrants	-	-
Fair value of embedded derivative liability reclassified to equity upon conversion of debt to common stock	87,098	-
Ending balance as of December 31,	$1,264,047	$(6,062,386)
Change in unrealized gains included in earnings for the three months ended December 31, 2013 and 2012	$1,272,678	$5,997,501
Realized gains included in equity for the three months ended December 31, 2013 and 2012	$87,098	$-
Change in unrealized gains included in earnings for the six months ended December 31, 2013 and 2012	$2,691,704	$6,240,706
Realized gains included in equity for the six months ended December 31, 2013 and 2012	$87,098	$-

NOTE 14.  EARNINGS PER SHARE

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS for the three months and six months ended December 31, 2013 and 2012:

	Three months ended December 31, 2013			Three months ended December 31, 2012
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS	$(3,389,343)	401,624,812	$(0.01)	$4,606,706	392,681,078	$0.01
Dilutive effect of convertible debt	-	-	-	-	19,789,474	-
Dilutive effect of warrants calculated using the treasury stock method	-	-	-	(20,116)	258,225	-
Dilutive effect of restricted stock and restricted stock units	-	-	-	-	590,618	-
Diluted EPS	$(3,389,343)	401,624,812	$(0.01)	$4,586,590	413,319,395	$0.01

	Six months ended December 31, 2013			Six months ended December 31, 2012
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS	$(5,299,728)	398,561,133	$(0.01)	$3,175,251	373,707,097	$0.01
Dilutive effect of convertible debt	-	-	-	100,001	14,859,842	-
Dilutive effect of warrants calculated using the treasury stock method	-	-	-	(33,781)	322,510	-
Dilutive effect of restricted stock and restricted stock units	-	-	-	-	657,374	-
Diluted EPS	$(5,299,728)	398,561,133	$(0.01)	$3,241,471	389,546,823	$0.01

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

The Chilean Government’s Ministry of Mining established its first ever auction for the award of lithium production quotas and licenses (Special Lithium Operations Contracts, or CEOLs) which would permit the exploitation of an aggregate of 100,000 tons of lithium metal (approximately 530,000 tons of lithium carbonate equivalent) over a 20 year period, subject to a seven percent royalty.  In September 2012, the Company formed a consortium consisting of the Company, POSCO, Daewoo International Corp, and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction.  As required under the rules established by the Ministry of Mining, the Consortium submitted its bid for the CEOLs, and in September, 2012, the Company was informed that the Consortium’s bid was not the winning bid.

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

Pursuant to a registration rights agreement for the 2011 Offering, the Company agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the G warrants under the Securities Act of 1933, as amended, and to use its best efforts to cause such registration statement to become effective within 150 days after the filing date, all at the Company’s own expense. Pursuant to the registration rights agreement, in the event the Company does not meet these deadlines, the Company has agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured. In accordance with the registration rights agreement, the Company has recorded $518,243 of monetary penalties(plus accrued interest of $181,365, included in accrued expenses, which is calculated at 18% per annum for registration rights penalties considered past due), and the penalty has not yet been paid as of December 31, 2013. No demands have been made with respect to the registration rights penalties.

Gain Contingency

As of December 31, 2013, the Company has provided a reserve for deferred tax benefit of its payment of Chilean value-added taxes (“VAT”) amounting to $793,692 arising from various purchases of goods and services in Chile. The Company expensed $6,188 and $10,050 during the six months ended December 31, 2013 and 2012, respectively, due to uncertainty of recoverability and these amounts are included in general and administrative expenses on the consolidated statement of operations. Under Chilean regulation, this VAT is recoverable from future VAT payable.

Operating Leases

Rental expense for office operating leases was $24,904 and $67,459 during the six months ended December 31, 2013 and 2012, respectively. As of December, 2013, rental commitments for the next year under non cancellable facilities operating leases are $18,563. The Company has no non cancellable operating leases that extend beyond one year.

NOTE 16. SUBSEQUENT EVENTS

Convertible Notes Payable

On January 8, 2014, the Company issued an unsecured Convertible Promissory Note to Asher (the “Third Asher Note”), bearing an interest rate of 8% per annum, in the amount of $53,000 with a Maturity Date of October 10, 2014.  The Company received the proceeds from the Third Asher Note on January 22, 2014, net of legal expenses of $3,000. Under the terms of the note, any amount of principal and interest that is not paid when due will be subject to interest of 22% per annum (“Default Interest”). The note provides that all or any part of the principal and interest balance due on the note are convertible at Asher´s option at any time from 180 days following the date of the note and ending on complete satisfaction of the note by payment or conversion.

The conversion price shall equal the Variable Conversion Price which is calculated as 61% of the Market Price, being the average of the lowest three trading prices for the Company´s common stock during the 10 day period prior to the conversion date.

The conversion price of the note on the date of issuance was $0.01 per share, which may have triggered a provision in the POSCAN Additional Agreement that provides that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issues or sells any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing (see Note 11). We are seeking a waiver of this provision. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 9,322,666 shares, with associated stock-based compensation expense estimated at $79,000.

Common Stock Issued on Conversion of Debt

In accordance with the provisions of the First Asher Note, on January 14, January 23 and January 29, 2014, Asher elected to convert a total of $70,000 in principal amounts of the note into an aggregate of 13,729,261 shares of the Company´s common stock. The principal amount outstanding under the First Asher Note following these conversions is $23,500. The Company expects to reclassify approximately $61,000 of derivative liabilities related to these conversions to additional paid in capital.

Common Stock Issued for Services

On January 30, 2014, the Company agreed to issue 3,629,630 restricted shares of common stock to certain Directors of the Company in settlement of $49,000 in accrued directors’ fees.

Transaction with BBL

On January 27, 2014, Li3 Energy entered into a Purchase and Sale Agreement with BBL, a Chilean corporation, pursuant to which BBL acquired from the Company eleven of its sixty shares of Minera Li (the “Share Purchase”) for a cash payment of $1,500,000. In connection with the Share Purchase, Minera Li held a shareholders’ meeting, pursuant to which Minera Li issued forty additional shares (the “Additional Shares”) to BBL in exchange for a cash payment of $5,500,000 (the “Issuance”, and together with the “Share Purchase”, the “Transaction”). Minera Li will use the proceeds from the Issuance for: (i) full payment of the Cocina Mining Concessions, (ii) repayment of the bridge loan in the amount of $500,000 provided by BBL to the Company in November 2013 and (iii) working capital. As a result of the Transaction, BBL became the majority shareholder of Minera Li, with the Company retaining a 49% interest in Minera Li.

Concurrent with the execution of the Agreement, the Company and BBL also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li. Under the Shareholders Agreement, BBL will pay $1,000,000 (the “Additional Payment”) to the Company upon the earlier of its completion of certain milestones (the “Milestones”) relating to the permitting and development of the Maricunga Project and, in any event, no later than January 27, 2016. BBL will finance the Company’s exploration and development expenses until the Maricunga Project reaches full permitting and is ready for construction by providing loans due 24 months from receipt. The loans will be secured by the Company’s ownership interest in Minera Li. Specific limits or terms for these loans have not been established and will be negotiated in good faith between BBL and Li3 Energy.

In addition to the foregoing financing, BBL has also committed to provide the Company with a line of credit (the “Credit Facility”) in the amount of $1,800,000 (the “Maximum Amount”). The Credit Facility will be available from April 1, 2014 until March 31, 2015, and can be drawn down by the Company as follows: (i) $100,000 beginning in April 2014 and (ii) $200,000 every month thereafter, until the Maximum Amount is reached. Each drawdown must be repaid within twelve (12) months of the drawdown date, at 12% interest per annum. The Credit Facility is secured by the Company’s ownership interest in Minera Li. The proceeds of the Credit Facility will be used for the working capital needs of the Company.

In conjunction with the Transaction, Tierras Raras SpA, an affiliate of BBL, entered into an agreement with Minera Li. The Tierras Agreement relates to the acquisition by Tierras Raras of a 40% interest in SLM Litio 1-6 from the SLM Litio 1-6 Minority Shareholders (as defined below). Minera Li currently holds 60% of SLM Litio, and the Company has filed lawsuits in four civil courts of Copiapo, third region of Atacama, Chile, against the holders of the remaining 40% shares of SLM Litio 1-6 (the “SLM Litio1-6 Minority Shareholders”), seeking either payment of their pro rata portion of costs or an auction of their shares of the SLM Litio 1-6. Pursuant to the Tierras Agreement, Tierras Raras agreed to purchase all of the interests of the SLM Litio 1-6 Minority Shareholders, and, in conjunction with the purchase, to pay $1,600,000 to Minera Li as consideration for the settlement and release by the Company of its claims against the SLM Litio 1-6 Minority Shareholders. The closing of the transactions contemplated by the Tierras Agreement is subject to certain closing conditions which are not yet complete.

Accounting for the Transaction

The Company has determined that immediately following the Transaction, it ceased to have voting and management control of Minera Li and will therefore account for the sale of the 51% of Minera Li by deconsolidating the subsidiary from its consolidated financial statements in accordance with ASC 810 – Consolidation. As of December 31, 2013, the following Minera Li assets and liabilities were included in the consolidated financial statements of the Company:

Current assets:
Cash	$27,995
Prepaid expenses and advances	19,404
Other receivables	60,000
Total current assets	107,399
Mineral rights, net	17,061,936
Property and equipment, net	110,763
Total non-current assets	17,172,699
Total assets	$17,280,098

Current liabilities:
Accounts payable	$160,271
Accrued expenses	122,398
Payable for acquisition of mineral rights	4,600,000
Notes payable	500,000
Total current liabilities	$5,382,669

Net assets of Minera Li	$11,897,429

The Company´s remaining 49% interest in Minera Li will be treated as an equity investment in accordance with ASC 323 – Investments – Equity Method and Joint Ventures. The Company estimates that the fair value of the Company´s remaining investment in Minera Li immediately following the Transaction will be approximately $7,700,000. The Company does not expect to record a material gain or loss on the deconsolidation of Minera Li.

Accounting for the Tierras Agreement

The Company expensed all costs relating to the exploration and development of the SLM Litio 1-6 properties as incurred, including the portion of costs that the Company has been seeking to recover from the SLM Litio 1-6 Minority Shareholders. As a result, the Company expects to recognize the $1,600,000 to be received pursuant to the Tierras Agreement as a gain on settlement in the consolidated statement of operations upon receipt of the cash.

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

Overview

We are a South American based exploration company in the lithium and potassium mining sector. We aim to acquire and develop lithium and potassium brine deposits in South America.

As of December 31, 2013, we owned (a) a 60% interest in SLM Litio 1-6, which consists of mining concessions covering an area of approximately 1,438 hectares in the Salar de Maricunga in northern Chile; and (b) the Cocina Mining Concessions covering 450 hectares located adjacent to the existing SLM Litio 1-6 mining concessions. We are currently evaluating additional exploration and production opportunities.

All of the Company’s mineral rights in SLM Litio 1-6 and the Cocina Mining Concessions are held by Minera Li, and during January 2014, the Company sold 51% of its ownership interest in Minera Li to a third party.

Going Concern

At December 31, 2013, the Company had no source of current revenue, a cash balance on hand of $32,446, negative working capital of $11,644,568 and the Company recognized negative cash flows from operations of $23,049,276 during the period from June 24, 2005 (inception) through December 31, 2013.

In order to address the Company’s funding requirements to execute its business plan for the development of its primary mining concession assets (the Maricunga Project), on January 27, 2014, Li3 Energy executed an agreement (the “Transaction”) with BBL, under which BBL acquired 51% of Minera Li. Also, on January 27, 2014, Li3 Energy executed an agreement (the “Tierras Agreement”) with Tierras Raras SpA, an affiliate of BBL. The details of both agreements are summarized in Note 16.

The Transaction, together with the Tierras Agreement, provides the Company and Minera Li, respectively, with the following funding:

•	Li3 Energy received $1,500,000 on January 28, 2014 and $1,600,000 is expected to be received in February 2014. These funds will be used to repay the zero-coupon convertible debt of $2,000,000, the Asher convertible debt of $101,376 ($146,500 outstanding at December 31, 2013, less $70,000 converted to common stock in January 2014 plus interest and prepayment penalties of $24,876), the current Credit Facility of $467,450 (at December 31, 2013) and to fund the working capital needs of the Company.

•	Minera Li was due proceeds of $5,500,000 with respect to the issuance of shares to BBL on January 28, 2014. $5,100,000 has been offset against amounts payable by Minera Li to BBL for the acquisition of the Cocina Mining Concessions of $4,600,000 and the BBL loan of $500,000. The remaining cash payment of $400,000 is expected to be received in February and will be used to fund the working capital needs of Minera Li.

•	Li3 Energy will receive $1,000,000 upon completion of certain Maricunga Project Milestones, or at the latest, on January 27, 2016.

•	BBL will provide Li3 Energy with a line of Credit of $1,800,000 as of April 1, 2014 to provide Li3 Energy working capital. The credit facility allows Li3 Energy to draw $100,000 during April 2014, and $200,000 per month thereafter, until the maximum $1,800,000 is reached. Repayment terms of each drawdown will be 12 months from the drawdown date, at 12% interest per annum

•	BBL will finance Li3 Energy´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans will be due 24 months from receipt. Specific limits or terms for these loans have not been established and will be negotiated in good faith between the Company and BBL.

In the event the Transaction and the Tierras Agreement occur as expected, the Company believes that the above should provide sufficient working capital to maintain its basic operations for at least 12 months.

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

Summary of Operations and Financings

Maricunga project

The Maricunga project is comprised of undeveloped 1,888 hectares of property located in the northeast section of the Salar de Maricunga in Region III of Atacama, in northern Chile, and at December 31, 2013 consisted of our 60% controlling interest in SLM Litio 1-6 and the Cocina Mining Concessions.

In September 2011, in order to provide funding to begin the initial assessments of producible minerals from SLM Litio 1-6, we entered into a subscription agreement with POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO (a South Korean company). In accordance with the subscription agreement, POSCAN purchased 38,095,300 Units of our securities for approximately $8 million, with each “Unit” consisting of one share of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $0.40 per share.

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

The Chilean government has since decided to invalidate the CEOL process due to an administrative error, as well as rescinding the CEOL Basis, which defined the regulations of the CEOL process. The Company submitted several appeals to the Chilean government requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. The appeals have been rejected by the Chilean government. This negative response implies that we are not authorized to exploit lithium from the area covered by the SLM Litio 1-6 mining concessions since such concessions do not authorize the exploitation of lithium. Accordingly, there can be no assurance that we will be able to obtain the permits necessary to exploit any minerals that our exploration activities discover in a timely manner or at all.

In October 2012 the Company filed a request for approval of the Environmental Impact Declaration for the SLM Litio1-6 concessions with the Chilean Environmental Authority. This approval was required to enable us to commence a feasibility study for the exploitation of potassium and production of potash, and was received in March 2013.

On April 16, 2013, Minera Li entered into a purchase agreement (the “Purchase Agreement”) with Jose Resk Nara and Carlos Alfonso Iribarren (the “Sellers”) whereby it purchased all of the outstanding shares of SLM Cocina Diecinueve de la Hoyada de Maricunga, a Chilean legal mining company (the “Cocina Company”). Cocina Company was the sole owner of a group of exploitation mining concessions named Cocina 19 through 27 (the “Cocina Mining Concessions”) comprising 450 hectares and increasing the Company´s land holdings within Maricunga to 1,888 hectares.

Pursuant to the Purchase Agreement, Minera Li agreed to pay the Sellers $7.3 million, of which $2.0 million was paid on the Closing Date, $2.0 million was to be paid on July 16, 2013, $1.8 million was to be paid on October 16, 2013 and $100,000 was to be paid annually on each of April 16 for 15 years, beginning in 2014. The Cocina Mining Concessions were mortgaged in favor of the Sellers as a security for the remaining payment as specified on the Purchase Agreement.

The Company did not make the required July 16, 2013 payment of $2,000,000, and verbally agreed with the Sellers to defer the payment until October 2013 for an additional payment of $300,000, which the Company recorded as debt modification expense during the six months ended December 31, 2013.

On November 13, 2013, the Company entered into an agreement with the Sellers of the Cocina Mining Concessions and BBL in which it was agreed that the total purchase price of the Cocina Mining Concessions would be reduced from $7,600,000 (being $7,300,000 per the Purchase Agreement plus a penalty for late payment of $300,000) to $6,600,000 and that BBL would assume the remaining payment obligations required to be made to the Sellers of $4,600,000, with payment due no later than March 30, 2014. Pursuant to the agreement, Minera Li was required to pay the $4,600,000 to BBL by May 31, 2014. The amount payable to BBL of $4,600,000 was paid in connection with the Transaction with BBL which was completed in January 2014.

The Cocina Mining Concessions were constituted prior to the 1979 Lithium Exploitation Restrictions, meaning that, from a mining law point of view, Minera Li is authorized to exploit lithium in the area covered by those concessions. As with any mineral exploitation in Chile, Minera Li requires all other permits which according to Chilean law are necessary to exploit minerals.

Due to the uncertainty regarding the lithium permit for SLM Litio 1-6, we have been pursuing these concessions as a producer of potash. Our NI 43-101 of the Canadian Securities Administrators (NI 43-101) shows that potassium resources are available in these properties. The majority of the past and current technical work performed on the project is applicable to the production of lithium and/or potassium. Potassium exploitation does not require special permits and it is exploitable via regular mining concessions, according to the Chilean Mining Code. Initial estimations suggest that a potash project is economically feasible. However, there can be no assurance that we will be able to do so in the near future or at all.

Therefore our Maricunga project has been focused on the development of our Cocina Mining Concessions to produce lithium carbonate and potash and our SLM Litio 1-6 to produce potash.

The Company determined that the inability to secure a permit to produce lithium from SLM Litio 1-6 represents events or changes in circumstances that indicate that the carrying amount of SLM Litio 1-6 may not be recoverable under ASC 360 - Property Plant and Equipment. On this basis, the Company conducted a review of that asset for recoverability by evaluating SLM Litio 1-6 as a “potash-only” producer. Because the SLM Litio 1-6 asset is in its exploration stage of development, a market based approach was used to determine the fair value of the mineral rights. As the Company only had two principal assets, the Cocina Mining Concessions and SLM Litio 1-6, the Company evaluated impairment principally by estimating the enterprise value and the consideration paid in the recent acquisition of the Cocina property of the Company at June 30, 2013 and from that, deducing the fair value of SLM Litio 1-6.Based on the evaluation, the Company determined that the long-lived asset of SLM Litio 1-6 was not fully recoverable and recognized an impairment charge of approximately $46.5 million to write the mineral rights down from their carrying value to their estimated fair value of approximately $17.2 million at June 30, 2013.

Due to a lack of funding, we have been unable to advance our Maricunga project during the six months ended December 31, 2013. On January 27, 2014, Li3 Energy executed an agreement (the “Transaction”) with BBL, under which BBL acquired 51% of Minera Li, as detailed in Note 16. All of the Company’s mineral rights in SLM Litio 1-6 and the Cocina Mining Concessions are held by Minera Li. The Company determined that the Transaction provided additional evidence regarding the estimated fair value of SLM Litio 1-6 at December 31, 2013, and in accordance with ASC 855 – Subsequent Events, recognized a further impairment charge of $6,485,438 to write the mineral rights down from their carrying value to their estimated fair value of 10,761,936.

The Company has determined that immediately following the Transaction, it ceased to have voting and management control of Minera Li and will therefore account for the sale of the 51% of Minera Li by deconsolidating the subsidiary from its consolidated financial statements in accordance with ASC 810 – Consolidation. The Company´s remaining 49% interest in Minera Li will be treated as an equity investment in accordance with ASC 323 – Investments – Equity Method and Joint Ventures. The Company estimates that the fair value of the Company´s remaining investment in Minera Li immediately following the Transaction will be approximately $7,700,000.The Company does not expect to record a material gain or loss on the deconsolidation of Minera Li.

Pursuant to the Transaction, BBL agreed to finance the Company’s exploration and development expenses until the Maricunga Project reaches full permitting and is ready for construction by providing loans due 24 months from receipt. The loans will be secured by the Company’s ownership interest in Minera Li. Specific limits or terms for these loans have not been established and will be negotiated in good faith between BBL and Li3 Energy.

In March 2013, POSCO announced that it has developed a chemical lithium extraction technology that reduces recovery time from around 12 months to just eight hours. The technology increases the lithium recovery rate from a maximum of 50% using traditional evaporation ponds to more than 80%, and the lithium carbonate produced is more than 99.9% pure. If the Maricunga project progresses to production stage, the utilization of this technology as the means of extraction could offer significant efficiencies over traditional extraction methods.

Maricunga Minority Shareholders’ Lawsuit

As the majority shareholder of SLM Litio 1-6, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their share of the properties. The minority shareholders have not paid their required contributions to the costs of conservation and exploration, which were agreed upon at the shareholders’ meeting on October 6, 2011. In December 2012, we received a favorable decision from one of the civil courts to auction approximately 4% of the shares once the judgment is executed. This ruling was confirmed by the Court of Appeals of Copiapó and recently by the Supreme Court, so Minera Li Energy has the right to set a date and time for the auction of 4% of the shares. Recently, another two civil courts have issued their final decision and granted the auction of 8% of the shares, however, those decisions have been challenged by shareholders at the Court of Appeals of Copiapó. There is only one civil court still pending to issue its decision on the auction of 4% of the shares. The remaining lawsuits for 24% of the shares are still in preliminary stage.

Certain minority shareholders have filed counter claims against us in two civil courts of Santiago, to declare, among other things, the invalidation of such shareholders’ meeting at which required contributions were established that such minority shareholders failed to make. In both courts, we have filed our defense claiming that the lawsuits should be dismissed on the basis that the decision made in the shareholders´ meeting on October 6, 2011 was made in accordance with Chilean law, and that the amounts are necessary for the conservation and exploration of the mining property. Both lawsuits are still in preliminary stage.

In conjunction with the Transaction, Tierras Raras SpA (“Tierras Raras”), an affiliate of BBL, entered into an agreement with Minera Li (the “Tierras Agreement). The Tierras Agreement relates to the acquisition by Tierras Raras of a 40% interest in SLM Litio 1-6 from the SLM Litio 1-6 Minority Shareholders (as defined below). Minera Li currently holds 60% of SLM Litio, and the Company has filed lawsuits in four civil courts of Copiapo, third region of Atacama, Chile, against the holders of the remaining 40% shares of SLM Litio 1-6 (the “SLM Litio1-6 Minority Shareholders”), seeking either payment of their pro rata portion of costs or an auction of their shares of the SLM Litio 1-6. Pursuant to the Tierras Agreement, Tierras Raras agreed to purchase all of the interests of the SLM Litio 1-6 Minority Shareholders, and, in conjunction with the purchase, to pay $1,600,000 to Minera Li as consideration for the settlement and release by the Company of its claims against the SLM Litio 1-6 Minority Shareholders. The closing of the transactions contemplated by the Tierras Agreement is subject to certain closing conditions which are not yet complete.

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

Following the completion of the Transaction with BBL in January 2014, BBL and the Company are fully committed to advancing the Maricunga Project to the stage of full permitting with BBL agreeing to finance the Company’s exploration and development expenses until that stage is reached.

Results of Operations

Three Months Ended December 31, 2013 Compared with Three Months Ended December 31, 2012

Revenues

We had no revenues during the three months ended December 31, 2013 and 2012.

Exploration expenses

During the three months ended December 31, 2013 and 2012, we incurred exploration expenses of $2,566 and $24,688, respectively. The decrease in exploration expenses is a result of delayed exploration activities due to limited funds available during the three months ended December 31, 2013. The expenses incurred during the three months ended December 31, 2013 relate primarily to storage costs while the expenses incurred during the three months ended December 31, 2012 relate to our efforts to obtain environmental permits required to take the project to a feasibility stage.

Mineral rights impairment expense

During the three months ended December 31, 2013, we incurred impairment expense of $6,485,438 a result of the Company executing an agreement (the “Transaction”) with BBL, under which BBL acquired 51% of Minera Li. The Company determined that the Transaction provided additional evidence regarding the estimated fair value of SLM Litio 1-6 at December 31, 2013, and in accordance with ASC 855 – Subsequent Events, recognized the impairment charge to reduce the carry amount of the mineral rights to the estimated fair value, There was no mineral rights impairment expense incurred during the three months ended December 31, 2012.

Gain on sale of mineral rights

On December 16, 2013, the Company agreed to sell certain mining concessions located in Chile (“Amarillo Ocho” and “Amarillo Diez” mining concessions) to a third party for $120,000. The mining concessions were acquired by the Company in 2012, and the sale price has been recognized as other income during the three months ended December 31, 2013.

Gain (loss) on settlements, net

During the three months ended December 31, 2013, we recorded a gain on settlement of $24,574. There was no gain on settlement incurred during the three months ended December 31, 2012. The gain incurred during the three months ended December 31, 2013 is a result of settlement agreements entered into by the Company with respect to an aggregate of $52,500 of obligations, under which the Company issued an aggregate of 2,792,553 shares of the Company’s common stock, valued at $27,926.

General and administrative expenses

Our general and administrative expenses for the three months ended December 31, 2013 and 2012 consisted of the following:

	Three months ended	Three months ended	Increase
	December 31, 2013	December 31, 2012	(Decrease)
Rent	$12,418	$31,451	$(19,033)
Office expenses	4,442	14,388	(9,946)
Communications	8,482	20,394	(11,912)
Travel expenses	19,778	41,016	(21,238)
Legal fees	96,599	186,358	(89,759)
Accounting &finance fees	13,168	77,615	(64,447)
Audit fees	53,265	87,265	(34,000)
Other professional fees	57,079	70,229	(13,150)
Marketing & investor relations	22,062	(11,990)	34,052
Directors fees	54,999	61,000	(6,001)
Bank fees	1,174	2,101	(927)
Salaries & wages	149,039	484,299	(335,260)
Relocation expenses	—	6,856	(6,856)
Stock-based compensation	1,187	179,383	(178,196)
Depreciation & amortization	5,700	7,562	(1,862)
Other	3,181	6,567	(3,386)
	$502,573	$1,264,494	$(761,921)

We incurred total general and administrative expenses of $502,573 for the three months ended December 31, 2013 compared to $1,264,494 for the three months ended December, 2012, a decrease of $761,921, comprised mainly of decreases in:

•	Legal fees of $89,759 mainly due to the termination of previous legal counsel in December 2012 ($70,688) and fees relating to the filing of a registration statement on Form S-1 in the prior period of $23,004;

•	Accounting & finance fees of $64,447 due to employment of Financial Controller in October 2012 reducing the reliance on external accountants;

•	Audit fees of $34,000 due to a reduction in 10K audit fees from the prior year;

•

Salaries & wages of $335,260 as a result of bonus expense in the prior period ($152,000 – the Company has not incurred bonus expense in the current period), the resignation of the COO in December 2012 ($37,500), resignation of the VP in August 2013 ($37,131), the reallocation of Chile office wages from exploration costs in the prior period ($83,145) and closure of the office in Peru ($23,053); and

•	Stock-based compensation of $178,196 due to reduced amortization of stock-based compensation of $130,422 as the stock units and options granted reach their vesting date, stock compensation expense to MIZ of $20,700 in the prior period, modification of MIZ stock options in the prior period of $16,682, and a reduction in the POSCAN anti-dilution provision in the current period of $10,392.

Other income/expense

Other income for the three months ended December 31, 2013 and 2012 was $861,459 and $5,884,172, respectively. The decrease in other income was due to a decrease in change in fair value of warrant derivative liabilities and an increase in interest expense, partially offset by a gain on debt extinguishment and a gain on foreign currency transactions.

A gain on debt extinguishment of $49,512 was recorded during the three months ended December 31, 2013 in relation to the extinguishment of the long term debt payable to the Sellers of the Cocina Mining Concessions.

During the three months ended December 31, 2013, we recorded a gain of $1,272,678 on the change in fair value of derivative liability - warrant instruments, compared to $5,997,501 during the three months ended December 31, 2012. The change in fair value of our derivative warrant liability has no impact on our cash flows from operations and was primarily a result of the respective decrease in our stock price during each of the three month periods.

During the three months ended December 31, 2013 a gain on foreign currency transactions amounted to $21,364compared to a loss on foreign currency transactions of $44,585 for the three months ended December 31, 2012. The activity during both periods was related to our operations in Peru and Chile.

Net interest expense amounted to $482,095 and $68,744 during the three months ended December 31, 2013 and 2012, respectively, and the increase is a result of additional debt funding during the current period. Additional interest charges arose from the Credit Facility of $22,505 and the Asher Notes of $4,014, along with additional amortization of debt discount on the Asher Notes of $86,079, zero-coupon convertible notes of $281,186 and long term debt of $7,648.

Six Months Ended December 31, 2013 Compared with Six Months Ended December 31, 2012

Revenues

We had no revenues during the six months ended December 31, 2013 and 2012.

Exploration expenses

During the six months ended December 31, 2013 and 2012, we incurred exploration expenses of $5,142 and $377,609, respectively. The significant decrease in exploration expenses is a result of delaying exploration activities due to limited funds available during the six months ended December 31, 2013. The expenses incurred during the six months ended December 31, 2013 relate primarily to storage costs while the expenses incurred during the six months ended December 31, 2012 relate to our efforts to obtain environmental permits required to take the project to a feasibility stage.

Mineral rights impairment expense

During the six months ended December 31, 2013, we incurred impairment expense of $6,485,438 a result of the Company executing an agreement (the “Transaction”) with BBL, under which BBL acquired 51% of Minera Li. The Company determined that the Transaction provided additional evidence regarding the estimated fair value of SLM Litio 1-6 at December 31, 2013, and in accordance with ASC 855 – Subsequent Events, recognized the impairment charge to reduce the carry amount of the mineral rights to the estimated fair value, There was no mineral rights impairment expense incurred during the six months ended December 31, 2012.

Gain on sale of mineral rights

On December 16, 2013, the Company agreed to sell certain mining concessions located in Chile (“Amarillo Ocho” and “Amarillo Diez” mining concessions) to a third party for $120,000. The mining concessions were acquired by the Company in 2012, and the sale price has been recognized as other income during the six months ended December 31, 2013.

Debt modification expense

A debt modification expense of $300,000 was recorded during the six months ended December 31, 2013 as a result of deferring a payment due in July 2013 for acquisition of the Cocina Mineral Rights and as agreed on the extinguishment of the debt with the Cocina Sellers. There was no such expense incurred during the six months ended December 31, 2012.

Gain (loss) on settlements, net

During the six months ended December 31, 2013 and 2012, we recorded a gain on settlement of $6,537 and a loss on settlement of $5,816, respectively. The gain incurred during the six months ended December 31, 2013 is a result of settlement agreements entered into by the Company with respect to an aggregate of $208,500 of obligations, under which the Company issued an aggregate of 9,687,714 shares of the Company’s common stock, valued at $201,963. During the six months ended December 31, 2012, the Company recorded a loss on settlement of $5,816 as a result of settlement agreements with respect to an aggregate of $390,336 of obligations, under which the Company issued an aggregate of 5,825,761 shares of the Company’s common stock, valued at $396,152.

General and administrative expenses

Our general and administrative expenses for the six months ended December 31, 2013 and 2012 consisted of the following:

	Six months ended	Six months ended	Increase
	December 31, 2013	December 31, 2012	(Decrease)
Rent	$24,904	$67,459	$(42,555)
Office expenses	10,008	27,614	(17,606)
Communications	17,733	34,637	(16,904)
Travel expenses	30,946	103,938	(72,992)
Legal fees	375,025	351,377	23,648
Accounting &finance fees	42,680	188,615	(145,935)
Audit fees	88,265	134,625	(46,360)
Other professional fees	120,426	133,654	(13,228)
Marketing & investor relations	30,511	23,975	6,536
Directors fees	111,999	122,000	(10,001)
Bank fees	2,520	4,245	(1,725)
Salaries & wages	331,797	828,611	(496,814)
Relocation expenses	—	16,065	(16,065)
Stock-based compensation	1,908,258	330,099	1,578,159
Depreciation & amortization	11,565	24,086	(12,521)
Other	3,181	17,699	(14,518)
	$3,109,818	$2,408,699	$701,119

We incurred total general and administrative expenses of $3,109,818 for the six months ended December 31, 2013 compared to $2,408,699 for the six months ended December, 2012, an increase of $701,119, comprised mainly of an increases in stock-based compensation of $1,578,159 as a result of accrual for $1,881,302 in relation to POSCAN anti-dilution provisions which were triggered during the six months ended December 31, 2013. This has been partially offset by reduced amortization of stock-based compensation of $265,761 as the stock units and options granted reach their vesting date.

The increase in stock-based compensation expense was partially offset by decreases in:

•	Travel expenses of $72,992 due to continuing efforts by the Company to reduce costs and the reduction in staff incurring travel expenses;

•	Accounting & finance fees of $145,935 due to employment of Financial Controller in October 2012 reducing the reliance on external accountants; and

•	Salaries &wages of $496,814 as a result of closure of the office in Peru ($197,347), the expense of bonuses in the prior period ($152,000 – the Company has not incurred bonus expense in the current period), the resignation of the COO in December 2012 ($93,750) and the resignation of the VP in August 2013 ($46,575).

Other income/expense

Other income for the six months ended December 31, 2013 and 2012 was $1,877,902 and $5,811,211, respectively. The decrease in other income was due to a decrease in change in fair value of warrant derivative liabilities and an increase in interest expense, partially offset by a gain on debt extinguishment and a gain on foreign currency transactions.

We recognized a gain on debt extinguishment of $25,606 compared with a loss of $37,235 for the six months ended December 31, 2013 and 2012, respectively. A gain on debt extinguishment of $49,512 was recorded during the six months ended December 31, 2013 in relation to the extinguishment of the long term debt payable to the Sellers of the Cocina Mining Concessions. This was partially offset by a loss on debt extinguishment of $23,906 recognized when the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes whereby the terms of the notes were extended and the conversion price was reduced from $0.095 to $0.02 per share. During the six months ended December 31, 2012, the Company entered into a waiver agreement with the holders of the zero-coupon convertible notes whereby the terms of the notes were extended and the conversion price was reduced from $0.12 per share to $0.095 per share, resulting in a loss on debt extinguishment of $37,235. As a result of the modifications of the terms of the convertible notes, the Company expensed all unamortized deferred financing costs and recorded the difference between the carrying value of the notes and the estimated fair value of the post-modification notes as loss on debt extinguishment.

During the six months ended December 31, 2013, we recorded a gain of $2,691,704 on the change in fair value of derivative liability - warrant instruments, compared to $6,240,706 during the six months ended December 31, 2012. The change in fair value of our derivative warrant liability has no impact on our cash flows from operations and was primarily a result of the respective decrease in our stock price during each of the six month periods.

We recognized warrant modification expense in conjunction with the closing of POSCAN’s second tranche of investment on August 17, 2012, when the Company adjusted the exercise price of the warrants previously issued to POSCAN from $0.40 to $0.21 per share. The incremental value of the warrants before and after the modification was $171,150 and was reported as warrant modification expense for the six months ended December 31, 2012. There were no warrant modifications during the six months ended December 31, 2013.

During the six months ended December 31, 2013 and 2012, gains on foreign currency transactions amounted to $22,539 and $20,149, respectively, and such activity was related to our operations in Peru and Chile.

Net interest expense amounted to $861,947 and $241,259 during the six months ended December 31, 2013 and 2012, respectively, and the increase is a result of additional debt funding. Additional interest charges arose from the Credit Facility of $33,266 and the Asher Notes of $8,104, along with additional amortization of debt discount on the Asher Notes of $153,130, zero-coupon convertible notes of $390,805 and long term debt of $30,592.

Liquidity and Capital Resources

We are primarily engaged in exploration and acquisition of new properties and do not generate income from operations currently. As of December 31, 2013, our only source of liquidity had been debt and equity financing. In order to address the Company’s funding requirements to execute its business plan for the development of SLM Litio 1-6 and the Cocina Mining Concessions, on January 27, 2014, Li3 Energy executed an agreement (the “Transaction”) with BBL under which BBL acquired 51% of Minera Li. Also on January 27, 2014, Li3 Energy executed an agreement (the “Tierras Agreement”) with TierrasRarasSpA an affiliate of BBL. All of the Company’s mineral rights in SLM Litio 1-6 and the Cocina Mining Concessions are held by Minera Li.

In the event the Transaction and the Tierras Agreement occur as expected, the Company believes that the funding provided by the agreements should provide sufficient working capital to maintain its basic operations for at least 12 months.

Although the Company continues to seek investment in certain other mining properties, any such properties that we may acquire will require exploration and development that could take years to complete before it begins to generate revenues. There can be no assurances that we will be successful in acquiring such properties or that if we do complete acquisitions, properties acquired will be successfully developed to the revenue producing stage. If we are not successful in our proposed mining operations, our business, results of operations, liquidity and financial condition will suffer materially.

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

The Company did not make the required July 16, 2013 payment of $2,000,000, and agreed with the Sellers to defer the payment until October 2013 for an additional payment of $300,000, which the Company recorded which the Company recorded in operating expenses as debt modification expense during the six months ended December 31, 2013.

On November 13, 2013, the Company entered into an agreement with the Sellers of the Cocina Mining Concessions and BBL in which it was agreed that the total purchase price of the Cocina Mining Concessions would be reduced from $7,600,000 ($7,300,000 per the Purchase Agreement plus a penalty for late payment of $300,000) to $6,600,000 and that BBL would assume the remaining payment obligations required to be made to the Sellers of $4,600,000, with payment due no later than March 30, 2014. Pursuant to the agreement, Minera Li must repay the $4,600,000 to BBL by May 31, 2014. The amount payable to BBL of $4,600,000 was paid in connection with the Transaction with BBL which was completed in January 2014.

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

Notes Payable

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

On October 30, 2013, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $500,000 to be repaid no later than May 31, 2014, with an interest rate of 3.5% adjusted for inflation according to changes in the Unidad de Fomento (“UF”) rate between the date of the loan agreement and the date of complete repayment. Under the terms of the loan agreement, the loan proceeds must be used to settle existing debts of the Company. The loan agreement also requires that the assets of Minera Li be pledged as a guarantee of this loan. The proceeds from the loan were received by the Company on November 5, 2013 and equated to $498,845 net of local Chilean taxes of $1,155. The loan from BBL of $500,000 was paid in connection with the Transaction with BBL which was completed in January 2014.

Credit Agreement - Third Amendment Agreement

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

Common Stock Subject to Rescission

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at December 31, 2013 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

Events Subsequent to December 31, 2013

Convertible Notes Payable

On January 8, 2014, the Company issued an unsecured Convertible Promissory Note to Asher (the “Third Asher Note”), bearing an interest rate of 8% per annum, in the amount of $53,000 with a Maturity Date of October 10, 2014. The Company received the proceeds from the Third Asher Note on January 22, 2014, net of legal expenses of $3,000. Under the terms of the note, any amount of principal and interest that is not paid when due will be subject to interest of 22% per annum (“Default Interest”). The note provides that all or any part of the principal and interest balance due on the note are convertible at Asher´s option at any time from 180 days following the date of the note and ending on complete satisfaction of the note by payment or conversion.

The conversion price shall equal the Variable Conversion Price which is calculated as 61% of the Market Price, being the average of the lowest three trading prices for the Company´s common stock during the 10 day period prior to the conversion date.

The conversion price of the note on the date of issuance was $0.01 per share, which may have triggered a provision in the POSCAN Additional Agreement that provides that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issues or sells any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing (see Note 11). We are seeking a waiver of this provision. In the event the provision applies, and a waiver is not granted, the Company estimates it would be required to issue an additional 9,322,666 shares, with associated stock-based compensation expense estimated at $79,000.

Common Stock Issued on Conversion of Debt

In accordance with the provisions of the First Asher Note, on January 14, January 23 and January 29, 2014, Asher elected to convert a total of $70,000 in principal amounts of the note into an aggregate of 13,729,261 shares of the Company´s common stock. The principal amount outstanding under the First Asher Note following these conversions is $23,500. The Company expects to reclassify approximately $61,000 of derivative liabilities related to these conversions to additional paid in capital.

Common Stock Issued for Services

On January 30, 2014, the Company agreed to issue 3,629,630 restricted shares of common stock to certain Directors of the Company in settlement of $49,000 in accrued directors’ fees.

Transaction with BBL

On January 27, 2014, Li3 Energy entered into a Purchase and Sale Agreement (the “Agreement”) with BBL, a Chilean corporation, pursuant to which BBL acquired from the Company eleven of its sixty shares of Minera Li (the “Share Purchase”) for a cash payment of $1,500,000. In connection with the Share Purchase, Minera Li held a shareholders’ meeting, pursuant to which Minera Li issued forty additional shares (the “Additional Shares”) to BBL in exchange for a cash payment of $5,500,000 (the “Issuance”, and together with the “Share Purchase”, the “Transaction”). Minera Li will use the proceeds from the Issuance for: (i) full payment of the Cocina Mining Concessions, (ii) repayment of the bridge loan in the amount of $500,000 provided by BBL to the Company in November 2013 and (iii) working capital. As a result of the Transaction, BBL became the majority shareholder of Minera Li, with the Company retaining a 49% interest in Minera Li.

Concurrent with the execution of the Agreement, the Company and BBL also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li (the “Shareholders Agreement”). Under the Shareholders Agreement, BBL will pay $1,000,000 (the “Additional Payment”) to the Company upon the earlier of its completion of certain milestones (the “Milestones”) relating to the permitting and development of the Maricunga Project and, in any event, no later than January 27, 2016. BBL will finance the Company’s exploration and development expenses until the Maricunga Project reaches full permitting and is ready for construction by providing loans due 24 months from receipt. The loans will be secured by the Company’s ownership interest in Minera Li. Specific limits or terms for these loans have not been established and will be negotiated in good faith between BBL and Li3 Energy.

In addition to the foregoing financing, BBL has also committed to provide the Company with a line of credit (the “Credit Facility”) in the amount of $1,800,000 (the “Maximum Amount”). The Credit Facility will be available from April 1, 2014 until March 31, 2015, and can be drawn down by the Company as follows: (i) $100,000 beginning in April 2014 and (ii) $200,000 every month thereafter, until the Maximum Amount is reached. Each drawdown must be repaid within twelve (12) months of the drawdown date, at 12% interest per annum. The Credit Facility is secured by the Company’s ownership interest in Minera Li. The proceeds of the Credit Facility will be used for the working capital needs of the Company.

In conjunction with the Transaction, Tierras Raras SpA (“Tierras Raras”), an affiliate of BBL, entered into an agreement with Minera Li (the “Tierras Agreement). The Tierras Agreement relates to the acquisition by Tierra s Raras of a 40% interest in SLM Litio 1-6 from the SLM Litio 1-6 Minority Shareholders (as defined below). Minera Li currently holds 60% of SLM Litio, and the Company has filed lawsuits in four civil courts of Copiapo, third region of Atacama, Chile, against the holders of the remaining 40% shares of SLM Litio 1-6 (the “SLM Litio1-6 Minority Shareholders”), seeking either payment of their pro rata portion of costs or an auction of their shares of the SLM Litio 1-6. Pursuant to the Tierras Agreement, Tierras Raras agreed to purchase all of the interests of the SLM Litio 1-6 Minority Shareholders, and, in conjunction with the purchase, to pay $1,600,000 to Minera Li as consideration for the settlement and release by the Company of its claims against the SLM Litio 1-6 Minority Shareholders. The closing of the transactions contemplated by the Tierras Agreement is subject to certain closing conditions which are not yet complete.

Accounting for the Transaction

The Company has determined that immediately following the Transaction, it ceased to have voting and management control of Minera Li and will therefore account for the sale of the 51% of Minera Li by deconsolidating the subsidiary from its consolidated financial statements in accordance with ASC 810 – Consolidation. As of December 31, 2013, the following Minera Li assets and liabilities were included in the consolidated financial statements of the Company:

Current assets:
Cash	$27,995
Prepaid expenses and advances	19,404
Other receivables	60,000
Total current assets	107,399
Mineral rights, net	17,061,936
Property and equipment, net	110,763
Total non-current assets	17,172,699
Total assets	$17,280,098

Current liabilities:
Accounts payable	$160,271
Accrued expenses	122,398
Payable for acquisition of mineral rights	4,600,000
Notes payable	500,000
Total current liabilities	$5,382,669

Net assets of Minera Li	$11,897,429

The Company´s remaining 49% interest in Minera Li will be treated as an equity investment in accordance with ASC 323 – Investments – Equity Method and Joint Ventures. The Company estimates that the fair value of the Company´s remaining investment in Minera Li immediately following the Transaction will be approximately $7,700,000.The Company does not expect to record a material gain or loss on the deconsolidation of Minera Li.

Accounting for the Tierras Agreement

The Company expensed all costs relating to the exploration and development of the SLM Litio 1-6 properties as incurred, including the portion of costs that the Company has been seeking to recover from the SLM Litio 1-6 Minority Shareholders. As a result, the Company expects to recognize the $1,600,000 to be received pursuant to the Tierras Agreement as a gain on settlement in the consolidated statement of operations upon receipt of the cash.

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

Item 4. Controls and Procedures

Evaluation of disclosure of controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As the majority shareholder of SLM Litio 1-6, we have filed lawsuits distributed to four civil courts of Copiapo, third Region of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their share of the properties. The minority shareholders have not paid their required contributions to the costs of conservation and exploration, which were agreed upon at the shareholders’ meeting on October 6, 2011. This ruling was confirmed by the Court of Appeals of Copiapó and recently by the Supreme Court, so Minera Li Energy has the right to set a date and time for the auction of 4% of the shares. Recently, other two civil courts have issued their final decision and granted the auction of 8% of the shares, however, those decisions have been challenged by shareholders at Court of Appeals of Copiapó. There is only one civil court still pending to issue its decision on the auction of 4% of the shares. The remaining lawsuits for 24% of the shares are still in preliminary stage.

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

In conjunction with the Transaction, Tierras Raras SpA (“TierrasRaras”), an affiliate of BBL, entered into an agreement with Minera Li (the “Tierras Agreement). The Tierras Agreement relates to the acquisition by Tierras Raras of a 40% interest in SLM Litio 1-6 from the SLM Litio 1-6 Minority Shareholders (as defined below). Minera Li currently holds 60% of SLM Litio, and the Company has filed lawsuits in four civil courts of Copiapo, third region of Atacama, Chile, against the holders of the remaining 40% shares of SLM Litio 1-6 (the “SLM Litio1-6 Minority Shareholders”), seeking either payment of their pro rata portion of costs or an auction of their shares of the SLM Litio 1-6. Pursuant to the Tierras Agreement, Tierras Raras agreed to purchase all of the interests of the SLM Litio 1-6 Minority Shareholders, and, in conjunction with the purchase, to pay $1,600,000 to Minera Li as consideration for the settlement and release by the Company of its claims against the SLM Litio 1-6 Minority Shareholders. The closing of the transactions contemplated by the Tierras Agreement is subject to certain closing conditions.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K we filed with the SEC on October 9, 2013, under Part I, Item 1A, “Risk Factors,” therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the First Asher Note, during the six months ended December 31, 2013, Asher elected to convert a total of $65,000 in principal amounts of the note into an aggregate of 8,787,080 shares of the Company´s common stock as follows:

Date of conversion	Principal converted	Number of shares issued	Conversion price per share
November 25. 2013	$15,000	1,401,869	$0.0107
December 5, 2013	$15,000	1,744,186	$0.0086
December 18, 2013	$15,000	2,307,692	$0.0065
December 30, 2013	$20,000	3,333,333	$0.0060
	$65,000	8,787,080

The issuance of the shares of common stock upon conversion of the First Asher Note were made without registration under the Securities Act of 1933, as amended (the “Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Act and Regulation D under the Act and in reliance on similar exemptions under applicable state laws, based upon representations made by the investor (who is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D).

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal quarter ended December 31, 2013, despite the fact the Company is outside the Mine Act jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

Date: February 13, 2014	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Luis F. Saenz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luis Santillana
Luis Santillana
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

