Form 10-Q
period 2014-03-31
Li3 Energy, Inc.
filed 2014-05-15
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-54303

LI3 ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3061907
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Marchant Pereira 150, Of 802

Providencia, Santiago de Chile, 7500000, Chile

 (Address of principal executive offices) (Zip Code)

+ (56) 2-2896-9100

(Registrant’s telephone number, including area code)

Marchant Pereira 150, Of 803

Providencia, Santiago de Chile, 7500000, Chile

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

Yes ☐    No ☒

As of May 15, 2014 there were 435,006,181 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	June 30, 2013
Assets
Current assets:
Cash	$120,287	$12,667
Prepaid expenses and advances	2,852	84,508
Total current assets	123,139	97,175
Receivable for sale of controlling interest in Minera Li	992,443	-
Investment in Minera Li	7,673,881	-
Mineral rights, net	-	23,547,374
Property and equipment, net	484	126,744
Total non-current assets	8,666,808	23,674,118
Total assets	$8,789,947	$23,771,293

Liabilities & Equity
Current liabilities:
Accounts payable	$221,125	$412,481
Accrued expenses	764,199	895,017
Accrued registration rights penalties	518,243	518,243
Common stock payable	315,921	250,897
Payable for acquisition of mineral rights	-	3,800,000
Current portion of long-term debt	-	100,000
Zero-coupon convertible debt, net of unamortized discount of $-0- and $50,037, respectively	-	1,829,963
Notes payable	50,000	50,000
Convertible notes payable, net of unamortized discount of $37,195 and $131,799, respectively	60,805	71,701
Current portion of derivative liabilities	678,547	402,834
Total current liabilities	2,608,840	8,331,136
Long-term debt, less debt discount of $-0- and $981,080, respectively	-	418,920
Derivative liabilities	3,065,345	3,587,015
Total non-current liabilities	3,065,345	4,005,935
Total liabilities	$5,674,185	$12,337,071

Commitments and contingencies
Common stock subject to rescission	3,041	3,041

Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 432,745,070 and 395,497,453 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	432,745	395,497
Additional paid-in capital	70,677,392	69,327,269
Deficit accumulated during exploration stage	(67,997,416)	(62,613,739)
Total stockholders' equity of Li3 Energy, Inc.	3,112,721	7,109,027
Non-controlling interests	-	4,322,154
Total equity	3,112,721	11,431,181
Total liabilities and equity	$8,789,947	$23,771,293

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

					June 24, 2005
					(inception)
	Three Months Ended March 31,		Nine Months Ended March 31,		through March 31,
	2014	2013	2014	2013	2014

Revenues	$-	$-	$-	$-	$2,278
Cost of goods sold	-	-	-	-	(1,182)
Gross profit	-	-	-	-	1,096
Operating expenses:
Exploration expenses	(42,098)	(79,336)	(47,240)	(456,945)	(9,626,298)
Equity in loss of Minera Li	(5,133)	-	(5,133)	-	(5,133)
Mineral rights impairment expense	-	-	(6,485,438)	-	(62,117,849)
Gain on sale of mineral rights	-	-	120,000	-	120,000
Debt modification expense	-	-	(300,000)	-	(300,000)
Gain (loss) on settlements, net	1,530,285	-	1,536,822	(5,816)	51,881
General and administrative expenses	1,384,967	(1,291,630)	(1,724,851)	(3,700,329)	(21,665,775)

Total operating expenses	2,868,021	(1,370,966)	(6,905,840)	(4,163,090)	(93,543,174)
Other income (expense):
Loss on sale of controlling interest in Minera Li	(47,815)	-	(47,815)	-	(47,815)
Loss on debt extinguishment	(45,594)	-	(19,988)	(37,235)	(898,975)
Change in fair value of derivative liability instruments	(2,569,137)	213,163	122,567	6,453,869	7,034,958
Warrant modification expense	-	-	-	(171,150)	(1,239,470)
Gain (loss) on foreign currency transactions	30,141	(426)	52,680	19,723	95,969
Interest expense	(319,885)	(57,274)	(1,181,832)	(298,533)	(3,170,402)
Total other income (expense)	(2,952,290)	155,463	(1,074,388)	5,966,674	1,774,265
Net income (loss)	$(84,269)	$(1,215,503)	$(7,980,228)	$1,803,584	$(91,767,813)
Net loss attributable to non-controlling interests	320	31,734	2,596,551	187,898	23,770,397
Net income (loss) attributable to Li3 Energy, Inc.	$(83,949)	$(1,183,769)	$(5,383,677)	$1,991,482	$(67,997,416)
Earnings (loss) per common share - basic	$(0.00)	$(0.00)	$(0.01)	$0.01
Earnings (loss) per common share - diluted	$(0.00)	$(0.00)	$(0.01)	$0.01
Weighted average number of common shares outstanding
Basic	426,169,909	394,002,697	408,108,295	380,373,535
Diluted	426,169,909	394,002,697	408,108,295	395,841,166

Comprehensive income (loss):
Net income (loss)	$(84,269)	$(1,215,503)	$(7,980,228)	$1,803,584	$(91,767,813)
Foreign currency translation adjustments	-	-	-	(83,563)	-
Total comprehensive income (loss)	$(84,269)	$(1,215,503)	(7,980,228)	$1,720,021	$(91,767,813)
Comprehensive loss attributable to non-controlling interests	320	31,734	2,596,551	187,898	23,770,397
Comprehensive income (loss) attributable to Li3 Energy, Inc. shareholders	$(83,949)	$(1,183,769)	$(5,383,677)	$1,907,919	$(67,997,416)

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Changes in Equity

From June 24, 2005 (Inception) through March 31, 2014

 (Unaudited)

					Deficit
					Accumulated
			Additional	Other	During the	Non-	Total
	Common Stock		Paid-in	Comprehensive	Exploration	Controlling	Equity
	Shares	Par Value	Capital	Loss	Stage	Interest	(Deficit)

Balance at June 24, 2005 (inception)	-	$-	$-	$-	$-	$-	$-

Stock issued for cash, June 2005	71,052,672	71,052	(63,552)	-	-	-	7,500

Net loss	-	-	-	-	-	-	-

Balance, June 30, 2005	71,052,672	71,052	(63,552)	-	-	-	7,500

Stock issued for cash, March 2006	47,368,454	47,368	2,632	-	-	-	50,000

Net loss	-	-	-	-	(14,068)	-	(14,068)

Balance, June 30, 2006	118,421,126	118,420	(60,920)	-	(14,068)	-	43,432

Net loss	-	-	-	-	(16,081)	-	(16,081)

Balance, June 30, 2007	118,421,126	118,420	(60,920)	-	(30,149)	-	27,351

Stock issued for cash, February 2008	2,631,595	2,632	47,368	-	-	-	50,000

Net loss	-	-	-	-	(95,656)	-	(95,656)

Balance, June 30, 2008	121,052,721	121,052	(13,552)	-	(125,805)	-	(18,305)

Net loss	-	-	-	-	(67,905)	-	(67,905)

Balance, June 30, 2009	121,052,721	121,052	(13,552)	-	(193,710)	-	(86,210)

Cancellation of shares in connection with merger	(71,052,626)	(71,052)	71,052	-	-	-	-

Stock issued for cash	18,000,000	18,000	2,265,139	-	-	-	2,283,139

Stock-based compensation	2,625,000	2,625	1,137,322	-	-	-	1,139,947

Stock issued for property acquisitions	4,000,000	4,000	3,636,000	-	-	-	3,640,000

Net loss	-	-	-	-	(16,048,682)	-	(16,048,682)

Balance, June 30, 2010	74,625,095	74,625	7,095,961	-	(16,242,392)	-	(9,071,806)

Stock issued for cash	55,685,324	55,686	6,025,862	-	-	-	6,081,548

Stock-based compensation	5,603,501	5,603	2,469,927	-	-	-	2,475,530

Stock issued to settle liabilities	6.500.000	6.500	2.106.000	-	-	-	2.112.500

Equity impact of derivative liability warrants and debt	-	-	4,972,546	-	-	-	4,972,546

Stock issued for property acquisitions	137,500,000	137,500	35,637,500	-	-	-	35,775,000

Consolidation of Maricunga Companies´ non-controlling interest	-	-	-	-	-	25,496,000	25,496,000

Net loss	-	-	-	-	(19,219,382)	-	(19,219,382)

Balance, June 30, 2011	279,913,920	279,914	58,307,796	-	(35,461,774)	25,496,000	48,621,936

Stock issued for cash:
Stock and warrants issued to POSCAN, less offering costs of $685,944	38,095,300	38,095	3,495,996	-	-	-	3,534,091
Exercise of $0.05 per share D Warrants for cash	4,200,000	4,200	205,800	-	-	-	210,000
Equity impact of derivative liability warrants and debt:

Fair value of D warrants reclassified from derivative liability to equity upon exercise	-	-	590,462	-	-	-	590,462
Beneficial conversion of convertible debt waiver agreement	-	-	330,019	-	-	-	330,019

Stock-based compensation:
Amortization of stock-based compensation	-	-	514,380	-	-	-	514,380
Stock issued to MIZ, a related party, pursuant to vesting of restricted stock	300,000	300	(300)	-	-	-	-
Stock issued pursuant to vesting of restricted stock units	233,333	234	(234)	-	-	-	-
Common stock issued for services	1,040,000	1,040	134,160	-	-	-	135,200

Foreign currency translation adjustments	-	-	-	83,563	-	-	83,563

Net loss		-	-	-	(2,312,071)	(2,375,407)	(4,687,478)

Balance, June 30, 2012	323,782,553	323,783	$63,578,079	83,563	(37,773,845)	23,120,593	49,332,173

Stock issued for cash:
Stock and warrants issued to POSCAN, less offering costs totaling $500,000	62,499,938	62,500	4,959,476	-	-	-	5,021,976

Stock-based compensation:
Amortization of stock-based compensation	-	-	328,958	-	-	-	328,958
Modification of stock options	-	-	3,274	-	-	-	3,274
Stock issued to MIZ, a related party, pursuant to vesting of restricted stock	1,700,000	1,700	(1,700)	-	-	-	-
Stock issued to employees pursuant to vesting of restricted stock units	316,668	317	(317)	-	-	-	-
Stock issued for services	709,652	710	37,426				38,136

Stock issued to settle liabilities:
Stock issued to directors and employees for services	6,488,642	6,488	425,113	-	-	-	431,601

Common stock subject to rescission	-	-	(3,041)	-	-	-	(3,041)

Foreign currency translation adjustments	-	-	-	(83,563)	-	-	(83,563)

Net loss	-	-	-	-	(24,839,894)	(18,798,439)	(43,638,333)

Balance, June 30, 2013	395,497,453	395,497	69,327,269	-	(62,613,739)	4,322,154	11,431,181

Stock-based compensation:
Amortization of stock-based compensation	-	-	33,304	-	-	-	33,304
Beneficial conversion feature of convertible debt	-	-	700,000	-	-	-	700,000

Stock issued to settle liabilities:
Stock issued to directors and employees for services	11,110,474	11,111	198,221	-	-	-	209,332
Stock issued to third parties for services	3,620,802	3,621	76,724	-	-	-	80,345

Stock issued on conversion of debt	22,516,341	22,516	112,484	-	-	-	135,000

Fair value of embedded derivative liability reclassified to equity upon conversion/repayment of debt	-	-	229,390	-	-	-	229,390

Deconsolidation of Maricunga on sale of controlling interest	-	-	-	-	-	(1,725,603)	(1,725,603)

Net loss	-	-	-	-	(5,383,677)	(2,596,551)	(7,980,228)

Balance, March 31, 2014	432,745,070	$432,745	$70,677,392	$-	$(67,997,416)	$-	$3,112,721

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			June 24, 2005
			(Inception)
	Nine Months Ended		Through
	March 31,		March 31,
	2014	2013	2014
Cash flows from operating activities
Net income (loss)	$(7,980,228)	$1,803,584	$(91,767,813)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	13,415	31,113	121,506
Loss on write-off of fixed assets	4,786	6,556	16,231
Equity in loss of Minera Li	5,133	-	5,133
Mineral rights impairment expense	6,485,438	-	62,117,849
Gain on sale of mineral rights	(120,000)	-	(120,000)
Loss on sale of controlling interest in Minera Li	47,815	-	47,815
(Gain) loss on settlements, net	(1,536,822)	5,816	(51,881)
Stock-based compensation	98,328	867,908	5,160,203
Loss on debt extinguishment	19,988	37,235	898,975
Change in fair value of derivative liabilities	(122,567)	(6,453,869)	(7,034,958)
Warrant modification expense	-	171,150	1,239,470
Zero coupon interest accretion and amortization of debt discount on convertible notes	931,141	102,297	2,478,554
Amortization of deferred financing costs	30,592	-	115,887
Gain on foreign currency transactions	(52,680)	(19,723)	(95,969)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and advances	60,574	(91,088)	(23,596)
Increase in other assets	-	(533)	-
Increase (decrease) in accounts payable	45,393	(2,169,639)	503,653
Increase (decrease) in accrued expenses	428,557	(197,489)	2,256,111
Increase in accrued registration rights penalties	-	-	518,243
Net cash used in operating activities	(1,641,137)	(5,906,682)	(23,614,587)

Cash flows from investing activities
Acquisition of mineral rights	-	-	(9,968,785)
Acquisition of property and equipment	-	-	(246,280)
Proceeds from sale of controlling interest in Minera Li	1,500,000	-	1,500,000
Deconsolidation of investments	(72)	-	(72)
Proceeds from sale of mining properties	60,000	-	60,000
Amounts recovered from minority shareholders	1,555,000	-	1,555,000
Net cash provided by (used in) investing activities	3,114,928	-	(7,100,137)

Cash flows from financing activities
Proceeds from zero coupon convertible debt offering	-	-	1,500,000
Payments on zero coupon convertible debt	(1,930,000)	-	(1,930,000)
Payment of deferred financing costs	-	-	(75,000)
Payment of arranger fee for convertible debt	-	-	(67,600)
Proceeds from notes payable	1,088,605	(37,600)	2,492,105
Payments on notes payable	(524,776)	(1,150,000)	(1,674,776)
Proceeds from issuance of common stock, net	-	9,499,990	28,946,707
Proceeds from exercise of warrants	-	-	1,643,575
Net cash provided by (used in) financing activities	(1,366,171)	8,312,390	30,835,011

Effect of exchange rate changes on cash	-	(83,563)	-

Net increase in cash	107,620	2,322,145	120,287

Cash at beginning of the period	12,667	27,689	-

Cash at end of the period	$120,287	$2,349,834	$120,287

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$138,968	$280,953	$425,714
Non-cash financing and investing transactions:
Fair value of derivative warrant instruments issued in
private offerings	$-	$4,478,014	$13,352,518
Reclassification of warrant liabilities to additional paid-in
capital for warrant exercises	$-	$-	$5,195,008
Reclassification of embedded derivative liabilities to additional
paid-in capital for conversion/payment of debt	$229,390	$-	$229,390
Receivable in connection with sale of mineral rights	$60,000	$-	$-
Warrants issued for services	$-	$-	$157,010
Warrants issued for offering costs	$-	$162,350	$220,100
Debt discount due to beneficial conversion feature	$700,000	$-	$1,398,019
Debt discount due to warrant derivative liabilities issued with
convertible debt	$106,000	$-	$1,396,500
Debt discount for acquisition of Cocina Mineral Rights	$-	$-	$-
Payable for acquisition of Cocina Mineral Rights	$4,300,000	$-	$-
Settlement of accrued interest through modification of debt	$-	$105,742	$105,742
Settlement of accrued liabilities through issuance of stock	$289,677	$368,749	$771,973
Issuance of common stock for acquisition of mineral rights	$-	$-	$39,415,000
Issuance of common stock on conversion of debt	$135,000	$-	$135,000
Consolidation of non-controlling interest of the
Maricunga Companies	$-	$-	$25,496,000
Common stock cancelled	$-	$-	$71,052
Common stock subject to rescission	$-	$3,041	$3,041

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the quarterly period ended March 31, 2014

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

At March 31, 2014, the Company’s four wholly owned subsidiaries included: Li3 Energy Peru SRL (“Li3 Peru”), a subsidiary formed in Peru to explore mining opportunities in Peru and in South America; Alfredo Holdings, Ltd. (“Alfredo”), an exempted limited company incorporated under the laws of the Cayman Islands; Li3 Energy Copiapó, SA (“Li3 Copiapó”, previously called Pacific Road Mining Chile, SA), a Chilean corporation, which is a subsidiary of Alfredo; and Noto Energy S.A. (“Noto”), an Argentinean corporation.

On January 27, 2014, the Company sold 51% of its ownership interest in Minera Li Energy SPA (“Minera Li”), a subsidiary registered in Chile, to a third party. Minera Li also holds 60% ownership of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga (“SLM Litio 1-6”), a group of six private companies (the “Maricunga Companies”). The Company retains 49% ownership of Minera Li.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Li3 Peru, Alfredo, Li3 Copiapó, and Noto. As a result of the Company disposing of its controlling interest in Minera Li on January 27, 2014, it deconsolidated Minera Li from its consolidated financial statements on that date and now accounts for its remaining investment under the equity method. All intercompany amounts have been eliminated in consolidation.

b. Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Management has made significant estimates related to the fair value of investment in associates; the fair value of mineral assets; the fair value of derivative liabilities; stock-based payments; and contingencies.

c. Exploration Stage Company

The Company is in the exploration stage in accordance with SEC guidance and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 - Development Stage Entities. Its activities to date have been limited to capital formation, organization, and development of its business, including acquisitions of mineral rights.

d. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2014 and June 30, 2013, respectively. The Company has not experienced any losses on its deposits of cash and cash equivalents.

e. Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value. During the nine months ended March 31, 2014 and 2013, impairment charges of $6,485,438 and $-0-, respectively, were recorded by the Company.

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

g. Investment in Minera Li

As of January 27, 2014, the investment in Minera Li is accounted for under the equity method in accordance with ASC 323 – Equity Investments and Joint Ventures. Under the equity method, the carrying value of the investment is adjusted for the Company’s share of Minera Li earnings and losses, as well as any capital contributions to and distributions from associates. Distributions in excess of equity method earnings are recognized as a return of investment and recorded as investing cash inflows in the accompanying consolidated statements of cash flows. We classify operating income and losses as well as gains and impairments related to our equity investees as a component of operating income or loss, as the Company’s equity investees is an extension of our core business.

We evaluate equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may have experienced an ‘‘other-than-temporary’’ decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether the impairment is ‘‘other-than-temporary’’ based on an assessment of all relevant factors, including consideration of our intent and ability to retain the investment.

h. Foreign Currency

The Company has determined that the functional currency of the parent company and each of its foreign subsidiaries is U.S. Dollars.

Foreign currency transaction gains and losses are included in the statement of operations as other income (expense).

i. Income Taxes

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

The Company recognizes interest related to income tax matters in income tax expense and penalties related to income tax matters in general and administrative expenses. The Company did not have any uncertain income tax positions or accrued interest included in its consolidated balance sheets at March 31, 2014, or June 30, 2013, and did not recognize any interest on income tax obligations in its consolidated statements of operations during the nine months ended March 31, 2014 or 2013. At March 31, 2014 and June 30, 2013, the Company has recorded $160,000 and $120,000, respectively, of accrued penalties related to income tax matters. The Company recognized penalties of $40,000 and $-0-, respectively, in its consolidated statements of operations during the nine months ended March 31, 2014 and 2013.

j. Non-Controlling Interests

The Company is required to report its non-controlling interests as a separate component of equity. The Company is also required to present the consolidated net income or loss and the portion of the consolidated net income or loss allocable to the non-controlling interests and to the stockholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis. During the nine months ended March 31, 2014 and 2013, the Company recorded a net loss allocable to non-controlling interests of $2,596,551 and $187,898, respectively. The non-controlling interests related to the 60% of the Maricunga Companies that were not owned by Minera Li. As a result of the BBL Transaction (see Note 4) during January 2014, BBL became the majority shareholder of Minera Li, with the Company retaining a 49% interest. The Company determined that it ceased to have voting and management control of Minera Li and therefore accounted for the sale of the 51% of Minera Li by deconsolidating the subsidiary from its consolidated financial statements in accordance with ASC 810 - Consolidation. The Company´s remaining 49% interest in Minera Li has been treated as an equity investment in accordance with ASC 323 - Investments - Equity Method and Joint Ventures.

k. Earnings per Share

Basic net earnings per share amounts are computed by dividing the net income available to Li3 Energy, Inc. stockholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

For the three and nine months ended March 31, 2014 and 2013, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net earnings or loss per share, as the inclusion of such shares would be anti-dilutive:

	Three months ended
	March 31, 2014	March 31, 2013
Stock options	1,450,000	1,450,000
Restricted stock units	983,334	-
Stock warrants	169,500,963	162,776,432
Convertible debt	3,517,621	-
	175,451,918	161,895,482

	Nine months ended
	March 31, 2014	March 31, 2013
Stock options	1,450,000	1,450,000
Restricted stock units	983,334	-
Stock warrants	169,500,963	161,376,432
Convertible debt	3,517,621	-
	175,451,918	162,826,432

l. Subsequent Events

The Company evaluated material events occurring between March 31, 2014 and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

m. Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

n. Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE 3. GOING CONCERN

At March 31, 2014, the Company had no source of current revenue, a cash balance on hand of $120,287, negative working capital of $2,485,701 and the Company recognized negative cash flows from operations of $23,614,587 during the period from June 24, 2005 (inception) through March 31, 2014.

In order to address the Company’s funding requirements to execute its business plan for the development of its primary mining concession assets (the Maricunga Project), on January 27, 2014, Li3 Energy executed an agreement (the “BBL Transaction”) with BBL SpA, (“BBL”), under which BBL acquired 51% of Minera Li. Also on January 27, 2014, the Company executed an agreement (the “Tierras Agreement”) with Tierras Raras SpA, an affiliate of BBL.

Pursuant to the BBL Transaction and the Tierras Agreement:

·	Li3 Energy will receive $1,000,000 upon completion of certain Maricunga Project Milestones, or at the latest, on January 27, 2016.

·

BBL will provide the Company with a credit facility of $1,800,000 to provide Li3 Energy working capital. The credit facility will allow the Company to draw $100,000 during April 2014, and $200,000 per month thereafter, until the maximum $1,800,000 is reached. Repayment of each drawdown will be 12 months from the drawdown date, at 12% interest per annum. The payments have not been received as of the date of filing.

·	BBL will finance Li3 Energy´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans will be due 24 months from receipt. Specific limits or terms for these loans have not been established and will be negotiated in good faith between the Company and BBL.

The Company believes that the transaction described above should provide sufficient working capital to maintain its basic operations for at least the next 12 months.

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

NOTE 4. INVESTMENT IN MINERA LI

The Company´s equity investments at March 31, 2014 relate to its 49% investment in Minera Li. The investment in Minera Li was consolidated prior to January 27, 2014.

Balance, July 1, 2013	$-
Add: Fair value of investment in Minera Li recognized on January 27, 2014	7,679,014
Less: Equity in loss of Minera Li	(5,133)
Carrying value, March 31, 2014	$7,673,881

Minera Li was previously a wholly owned subsidiary of the Company. On January 27, 2014, Li3 Energy entered into a Purchase and Sale Agreement with BBL, a Chilean corporation, pursuant to which BBL acquired from the Company eleven of its sixty shares of Minera Li (the “Share Purchase”) for a cash payment of $1,500,000 which was received by the Company on January 28, 2014. In connection with the Share Purchase, Minera Li held a shareholders’ meeting, pursuant to which Minera Li issued forty additional shares (the “Additional Shares”) to BBL in exchange for a cash payment of $5,500,000 (the “Issuance”, and together with the “Share Purchase”, the “BBL Transaction”). As a result of the BBL Transaction, BBL became the majority shareholder of Minera Li, with the Company retaining a 49% interest in Minera Li.

Concurrent with the execution of the Agreement, the Company and BBL also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li. Under the Shareholders Agreement, BBL will pay $1,000,000 (the “Additional Payment”) to the Company upon the earlier of its completion of certain milestones (the “Milestones”) relating to the permitting and development of the Maricunga Project and, in any event, no later than January 27, 2016. The Company recorded the present value of the Additional Payment receivable of $992,443 as receivable on sale of investment in the consolidated balance sheets.

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

In addition to the foregoing financing, BBL also committed to provide the Company with a line of credit (the “Credit Facility”) in the amount of $1,800,000 (the “Maximum Amount”). The Credit Facility will be available from April 1, 2014 until March 31, 2015, and can be drawn down by the Company as follows: (i) $100,000 beginning in April 2014 and (ii) $200,000 every month thereafter, until the Maximum Amount is reached. Each drawdown must be repaid within twelve (12) months of the drawdown date, at 12% interest per annum. The Credit Facility is secured by the Company’s ownership interest in Minera Li. The proceeds of the Credit Facility will be used for the working capital needs of the Company.

Accounting for the BBL Transaction

The Company determined that immediately following the BBL Transaction, it ceased to have voting and management control of Minera Li and therefore accounted for the sale of the 51% of Minera Li by deconsolidating the subsidiary from its consolidated financial statements in accordance with ASC 810 - Consolidation.

The Company´s remaining 49% interest in Minera Li was recorded as an equity investment in accordance with ASC 323 - Investments - Equity Method and Joint Ventures. The Company calculated that the fair value of the Company´s remaining investment in Minera Li immediately following the BBL Transaction was $7,679,014 and a loss on sale of investments of $47,815relating to the deconsolidation was recorded in the consolidated statement of operations for the nine months ended March 31, 2014 as follows:

Consideration received
Cash proceeds received for sale of shares in Minera Li	$1,500,000
Fair value of $1,000,000 Additional Payment receivable for sale of shares in Minera Li	992,443
2,492,443
Add:
Fair value of retained equity method investment (49% investment in Minera Li)	7,679,014
Carrying amount of non-controlling interest in Minera Li	1,725,603
11,897,060
Less:
Carrying amount of net assets of Minera Li at January 27, 2014	(11,944,875)
Loss on sale of controlling interest in Minera Li	$(47,815)

The fair value of the remaining 49% investment in Minera Li retained by the Company of $7,679,014 was calculated with reference to the BBL Transaction, whereby BBL paid $7,992,443 to acquire 51% of Minera Li (comprised of a $1,500,000 cash payment to Li3, $992,443 Additional Payment due to Li3 at fair value and $5,500,000 of cash contributed as equity to Minera Li).

Summarized Financial Information of Minera Li

Set out below is the summarized financial information of Minera Li at March 31, 2014, which is accounted for using the equity method. The information reflects the amounts presented in the financial statements of Minera Li adjusted for differences in accounting policies between the Company and Minera Li.

Summarized Balance Sheet

March 31, 2014
Current assets	$482,880
Non-current assets	17,166,060
Total assets	$17,648,940

Current liabilities	$262,356
Equity	17,386,584
Total liabilities and equity	$17,648,940

Summarized Statement of Operations

January 27, 2014 - March 31, 2014
Revenue	$-
Operating expenses:
Exploration expenses	(756)
General & administrative expenses	(9,720)
Total operating expenses	(10,476)
Net loss	$(10,476)

NOTE 5. MINERAL RIGHTS

Mineral rights, net of impairment, consist of the following at March 31, 2014 and June 30, 2013:

Maricunga	March 31, 2014	June 30, 2013
SLM Litio 1-6	$-	$17,247,374
Cocina Mining Concessions	-	6,300,000
	$-	$23,547,374

All of the Company’s mineral rights in SLM Litio 1-6 and the Cocina Mining Concessions were held by Minera Li which has been deconsolidated from the Company´s consolidated financial statements – see Note 4.

SLM Litio 1-6

The SLM Litio 1-6 property consisted solely of undeveloped mineral rights. On May 20, 2011, Minera Li, acquired 60% of SLM Litio 1-6 for a purchase price of $6,370,000 in cash and 127,500,000 restricted shares of common stock which had a fair value of $31,875,000 (the “SLM Litio 1-6 Shares”). The Company also initially recorded an additional $25,496,000 to reflect the non-controlling interest for the 40% of SLM Litio 1-6 that were not acquired.

At June 30, 2013, the Company determined that the long-lived asset of SLM Litio 1-6 was not fully recoverable and recognized an impairment charge of approximately $46.5 million to write the mineral rights down from their carrying value to their estimated fair value of approximately $17.2 million.

At December 31, 2013, the Company determined that the BBL Transaction provided additional evidence regarding the estimated fair value of SLM Litio 1-6 at December 31, 2013, and recognized a further impairment charge of $6,485,438 to write the mineral rights down to their estimated fair value of $10,761,936.

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

The Company incurred exploration expenses with respect to the SLM Litio 1-6 property of $6,446,928 and impairment expense of $52,979,064 up to the BBL Transaction date. The Minority Shareholders did not make payments to the Company for their respective shares of the exploration expenses. As a result, all of the expenses incurred by the Maricunga Companies up to the BBL Transaction date were funded by the Company. The Company recorded 40% of the expenses incurred by the Maricunga Companies to the non-controlling interest, or $2,596,551 and $187,898, respectively, for the nine months ended March 31, 2014 and 2013.

The Company had filed lawsuits against the Minority Shareholders seeking either payment of their pro rata portion of costs or an auction of their 40% share of the properties.

In conjunction with the BBL Transaction, Tierras Raras SpA (“Tierras Raras”), an affiliate of BBL, entered into an agreement with Minera Li. Pursuant to the Tierras Agreement, Tierras Raras agreed to purchase all of the interests of the SLM Litio 1-6 Minority Shareholders, and, in conjunction with the purchase, to pay $1,600,000 to Minera Li, which in turn would pay the funds to the Company, as consideration for the settlement and release by the Company of its claims against the SLM Litio 1-6 Minority Shareholders. The transactions contemplated by the Tierras Agreement closed in February 2014, and the Company received $1,555,000 in settlement on February 26, 2014, which was recorded as a gain on settlement in the consolidated financial statements for the nine months ended March 31, 2014. The Company agreed that $45,000 would be retained in Minera Li in order to settle liabilities incurred prior to the BBL Transaction date. No additional amounts are owed to the Company in connection with this settlement agreement.

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

$2,000,000 of the purchase price was paid on April 16, 2013 (the “Closing Date”). The Company determined that the value of the Cocina Mining Concessions upon acquisition was $6,300,000, with the additional $1,000,000 of the purchase price treated as imputed interest (debt discount) to be amortized over the life of the remaining payments to Carlos Alfonso Iribarren. As of June 30, 2013, the Company recorded the $3,800,000 which was to be paid between July 16, 2013 and October 16, 2013 as short-term payable for acquisition of the Cocina mineral rights and the remaining $1,500,000 of the purchase price was recorded as debt, offset by $1,000,000 of debt discount, of which the Company amortized $18,920. During the nine months ended March 31, 2014, the Company amortized an additional $30,592 of debt discount to interest expense.

The Company did not make the required July 16, 2013 payment of $2,000,000, and agreed with the Sellers to defer the payment until October 2013 for an additional payment of $300,000, which the Company recorded in operating expenses as debt modification expense during the nine months ended March 31, 2014.

On November 13, 2013, the Company entered into an agreement with the Sellers and BBL in which it was agreed that the total purchase price of the Cocina Mining Concessions would be reduced from $7,600,000 ($7,300,000 per the Purchase Agreement plus a penalty for late payment of $300,000 as discussed above) to $6,600,000 and that BBL would assume the remaining payment obligations required to be made to the Sellers of $4,600,000, with payment due no later than March 30, 2014. Pursuant to the agreement, Minera Li was required to pay the $4,600,000 to BBL by May 31, 2014. As a result of the modification of the original purchase price and payment terms, the Company reclassified $450,488 originally recorded as long-term debt (long-term debt of $1,500,000 net of debt discount of $950,488, and including current portion of $100,000) to short-term payable for acquisition of mineral rights. During the nine months ended March 31, 2013, a gain on debt extinguishment of $49,512 was recorded by the Company as a result of the modification.

The amount payable to BBL of $4,600,000 was paid in connection with the BBL Transaction which was completed in January 2014.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2014	June 30, 2013
Leasehold improvement and office equipment	$1,941	$56,675
Field equipment	-	162,046
Less: Accumulated depreciation	(1,457)	(91,977)
	$484	$126,744

Depreciation expense for the nine months ended March 31, 2014 and 2013 was $13,415, and $31,113, respectively. The balance of the property and equipment held by Minera Li recorded in the Company´s consolidated financial statements prior to its deconsolidation was $108,059.

NOTE 7. RELATED PARTY TRANSACTIONS

POSCAN

On August 17, 2012, POSCAN, a greater than 10% shareholder and a wholly owned subsidiary of POSCO (a Korean company), purchased 62,499,938 shares of the Company’s common stock. See Note 13.

NOTE 8. CREDIT AGREEMENT

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

Loss on Extinguishment:
Carrying value of pre-modification debt	$1,677,439

Less: Estimated fair value of debt after modification	(1,880,000)
Less: Arranger fee	(37,600)
Original issue discount	202,926
Fair value of assets given	(1,714,674)
Loss on debt extinguishment	$(37,235)

Third Amendment Agreement

On August 16, 2013, the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes (the “Third Amendment Agreement”).  Pursuant to the Third Amendment Agreement, the zero-coupon convertible notes’ maturity date was extended from September 28, 2013 to March 31, 2014, the aggregate principal amount thereof was increased from $1,880,000 to $2,000,000, which included an Original Issue Discount of 10.1%, and the conversion price of the zero-coupon notes was reduced from $0.095 to $0.02 per share. Interest at the rate of 2.9% per annum, or $33,631, was required to be recognized over the life of the extension. The interest was paid by the Company during the nine months ended March 31, 2014.

In connection with the Third Amendment Agreement, the convertible notes were analyzed for a beneficial conversion feature and it was concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $700,000. This amount was recorded as a debt discount and amortized to interest expense over the term of the convertible notes.

The Company applied ASC 470-50-40/55 -Debtor’s Accounting for a Modification or Exchange of Debt Instrument and concluded that the Third Amendment Agreement constituted a debt extinguishment rather than debt modification because the change in the fair value of the embedded conversion features immediately before and after the modification exceeded 10% of the original loan balance. As a result, the Company recorded a loss on debt extinguishment of $23,906 during the nine months ended March 31, 2014, as summarized below:

Loss on Extinguishment:
Carrying value of pre-modification debt	$1,856,094

Less: Estimated fair value of debt after modification	(2,000,000)
Original issue discount	120,000
Fair value of assets given	(1,880,000)
Loss on debt extinguishment	$(23,906)

The Company also entered into a General Security Agreement with the holders of the zero-coupon convertible notes, granting them a security interest in all present and after acquired personal property owned, leased, licensed, possessed, or acquired by the Company.

On February 27, 2014, the Company paid $1,930,000 to the holders of the zero-coupon convertible notes in full settlement of the notes. As a result, the Company recorded a further loss on debt extinguishment of $45,594 during the nine months ended March 31, 2014, as summarized below:

Post-Modification Debt:
Estimated fair value of debt after modification	$2,000,000
Less: Original issue discount	(120,000)
Less: Beneficial conversion feature discount	(700,000)
Carrying value at August 16, 2013 (date of modification)	1,180,000
Amortization of debt discount (recorded as interest expense during the period)	704,406
Carrying value on February 27, 2014 (prior to repayment)	1,884,406
Amount paid in settlement of the debt	(1,930,000)
Loss on debt extinguishment	$(45,594)

The carrying value of the zero-coupon convertible debt as of June 30, 2013 is summarized below.

Post-Modification Debt:
Estimated fair value of debt after modification	$1,880,000
Less: Original issue discount	(202,926)
Carrying value at September 28, 2012 (date of modification)	1,677,074
Amortization of debt discount (recorded as interest expense during the year)	152,889
Carrying value at June 30, 2013	$1,829,963

NOTE 9. NOTES PAYABLE

On August 16, 2013, the Company entered into an Offer to Finance agreement with a third party lender (the “Lender”) under which the Lender agreed to loan CAD $500,000 (USD $482,605) to Li3 (the “Credit Facility), at an interest rate of 18% per annum with the principal and outstanding interest repayable at the earlier of March 31, 2014 or an Event of Default as defined in the Offer to Finance agreement. The Company repaid the Credit Facility on February 28, 2014. The total interest expense in respect to the Credit Facility recognized during the nine months ended March 31, 2014 was $54,290. A foreign exchange gain of $34,329 was also recognized on translation of the Credit Facility.

On October 30, 2013, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $500,000 to be repaid no later than May 31, 2014, with an interest rate of 3.5% per annum adjusted for inflation according to changes in the Unidad de Fomento (“UF”) rate between the date of the loan agreement and the date of complete repayment. Under the terms of the loan agreement, the loan proceeds must be used to settle existing debts of the Company. Pursuant to the loan agreement, the assets of Minera Li were required to be pledged as a guarantee of this loan. The proceeds from the loan of $498,845 net of local Chilean taxes of $1,155 were received by the Company on November 4, 2013. The loan from BBL of $500,000 was paid in connection with the BBL Transaction completed in January 2014.

NOTE 10. CONVERTIBLE NOTES PAYABLE

On May 14, 2013, the Company issued an unsecured Convertible Promissory Note (the “First Asher Note”) to Asher Enterprises, Inc. (“Asher), bearing an interest rate of 8% per annum, in the amount of $158,500 with a Maturity Date of February 17, 2014. Legal expenses incurred in relation to the First Asher Note were $3,500 and were deducted from the gross proceeds received. In accordance with the provisions of the First Asher Note, during the nine months ended March 31, 2014, Asher elected to convert a total of $135,000 in principal amounts of the note into an aggregate of 22,516,341 shares of the Company´s common stock. The Company reclassified the fair value of the embedded conversion feature derivative liability of $148,539 related to these conversions to additional paid-in capital. The principal amount outstanding under the First Asher Note following these conversions was $23,500. The Company paid $33,000 on February 5, 2014 in settlement of principal ($23,500) and interest outstanding ($9,500) on the First Asher Note. The interest expense in respect to the First Asher Note for the nine months ended March 31, 2014 was $7,867. The interest accrued on the First Asher Note at June 30, 2013 was $1,633. Upon repayment of the note, the Company reclassified the fair value of the embedded conversion feature derivative liability of $20,626 to additional paid-in capital.

On July 15, 2013, the Company issued an unsecured Convertible Promissory Note to Asher (the “Second Asher Note”), bearing an interest rate of 8% per annum, in the amount of $53,000 with a Maturity Date of April 17, 2014.  Legal expenses incurred in relation to the Second Asher Note were $3,000 and were deducted from the gross proceeds received. The Company paid $68,376 on January 29, 2014 in settlement of principal ($53,000), interest outstanding ($2,114) and prepayment amount ($13,262) on the Second Asher Note. The interest expense in respect to the Second Asher Note for the nine months ended March 31, 2014 was $15,376 (including $13,262 prepayment amount). Upon repayment of the note, the Company reclassified the fair value of the embedded conversion feature derivative liability of $60,255 to additional paid-in capital.

On January 8, 2014, the Company issued an unsecured Convertible Promissory Note to Asher (the “Third Asher Note”), bearing an interest rate of 8% per annum, in the amount of $53,000 with a Maturity Date of October 10, 2014.  The Company received the proceeds from the Third Asher Note on January 22, 2014, net of legal expenses of $3,000. The total interest accrued on the Third Asher Note at March 31, 2014 was $953.

Under the terms of the First Asher Note, the Second Asher Note and the Third Asher Note (together the “Asher Notes”), any amount of principal and interest that is not paid when due will be subject to interest of 22% per annum (“Default Interest”). The Asher Notes provide that all or any part of the principal and interest balance due on the Asher Notes are convertible at Asher´s option at any time from 180 days following the dates of the Asher Notes and ending on complete satisfaction of the Asher Notes by payment or conversion.

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

The conversion price of the Asher Notes is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the Asher Notes were recognized as derivative instruments at issuance and are measured at fair value at each reporting period. The Company determined that the fair value of the First Asher Note was $198,128 at the issuance date. The value of the debt of $158,500 was recorded as a debt discount and will be amortized to interest expense over the term of the First Asher Note. The variance to the fair value of $39,628 was recognized as an initial loss and recorded to change in fair value of derivative liabilities during the year ended June 30, 2013. The Company determined that the fair value of the Second Asher Note was $109,046 at the issuance date. The value of the debt of $53,000 was recorded as a debt discount and will be amortized to interest expense over the term of the Second Asher Note. The variance to the fair value of $56,046 on the Second Asher Note was recognized as an initial loss and recorded to change in fair value of derivative liabilities during the nine months ended March 31, 2014. The Company determined that the fair value of the Third Asher Note was $141,549 at the issuance date. The value of the debt of $53,000 was recorded as a debt discount and will be amortized to interest expense over the term of the Third Asher Note. The variance to the fair value of $88,549 on the Third Asher Note was recognized as an initial loss and recorded to change in fair value of derivative liabilities during the nine months ended March 31, 2014.

The carrying value of Asher Notes as of March 31, 2014 and June 30, 2013 is summarized below.

	First Asher Note	Second Asher Note	Third Asher Note	Asher Notes
Value of debt on issue date of May 14, 2013	$158,500	$-	$-	$158,500
Less: Original issue discount	(158,500)	-	-	(158,500)
Amortization of debt discount (recorded as interest expense during the year)	26,701	-	-	26,701
Carrying value at June 30, 2013	$26,701	$-	$-	$26,701
Value of debt on issue date of July 15, 2013	-	53,000	-	53,000
Value of debt on issue date of January 8, 2014	-	-	53,000	53,000
Less: Original issue discount	-	(53,000)	(53,000)	(106,000)
Less: Principal amount converted to common stock	(135,000)	-	-	(135,000)
Amortization of debt discount (recorded as interest expense during the period)	131,799	53,000	15,805	200,604
Debt paid in settlement of the notes	(23,500)	(53,000)	-	(76,500)
Carrying value at March 31, 2014	$-	$-	$15,805	$15,805

NOTE 11. LONG-TERM DEBT

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

On November 13, 2013, the Company entered into an agreement with the sellers of the Cocina Mining Concessions and BBL in which it was agreed that the total purchase price of the Cocina Mining Concessions would be reduced from $7,600,000 ($7,300,000 per the Purchase Agreement plus a penalty for late payment of $300,000 as discussed above) to $6,600,000 and that BBL would assume the remaining payment obligations required to be made to the Sellers of $4,600,000, with payment due no later than March 30, 2014. Pursuant to the agreement, Minera Li was required to pay the $4,600,000 to BBL by May 31, 2014. As a result of the modification of the original purchase price and payment terms, the Company reclassified $450,488 originally recorded as long-term debt (long-term debt of $1,500,000 net of debt discount of $950,488, and including current portion of $100,000) to short-term payable for acquisition of mineral rights. During the nine months ended March 31, 2013, a gain on debt extinguishment of $49,512 was recorded by the Company as a result of the modification.

The amount payable to BBL of $4,600,000 was paid in connection with the BBL Transaction which was completed in January 2014.

As of March 31, 2014, the Company had no long-term debt.

NOTE 12. DERIVATIVE LIABILITIES

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

Activity for derivative warrant instruments during the nine months ended March 31, 2014 was as follows:

		Initial valuation
		of derivative
		liabilities upon		Decrease in
	Balance at	issuance of new		fair value of	Exercise	Balance at
	June 30,	warrants during	Modification	derivative	of	March 31,
	2013	the period	expense	liabilities	warrants	2014
2009 Unit Offering warrants	$314,835	$-	$-	$(166,559)	$-	$148,276
First 2010 Unit Offering warrants	361,632	-	-	133,205	-	494,837
Second 2010 Unit Offering warrants	54,411	-	-	15,285	-	69,696
Third 2010 Unit Offering warrants	129,379	-	-	27,584	-	156,963
Incentive warrants	148,289	-	-	63,151	-	211,439
2011 Unit Offering warrants	190,100	-	-	(190,100)	-	-
Lender warrants	52,929	-	-	10,342	-	63,271
Warrants for advisory services and Arranger warrants	10,933	-	-	(7,734)	-	3,199
POSCAN warrants	2,522,794	-	-	(61,258)	-	2,461,536
	$3,785,302	$-	$-	$(176,084)	$-	$3,609,218

There were no warrants exercised during the nine months ended March 31, 2014. During April 2014, 13,873,656 of the 2011 Unit Offering warrants issued on April 7, 2011 expired unexercised. Also on April 6, 2014, 800,000 of the warrants for advisory services issued on June 27, 2011 expired unexercised.

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

There were no warrants exercised during the nine months ended March 31, 2013.

On August 17, 2012, the Company measured the modified warrants using a modified lattice valuation model. Below is the summary of the valuation:

Fair value of warrant on August 17, 2012 with exercise price $0.40 and stock price $0.069	$1,091,513
Fair value of warrant on August 18, 2012 with exercise price $0.21 and stock price $0.067	1,262,663
Modification expense	$171,150

The following is a summary of the assumptions used in the modified lattice valuation model as of the initial valuations of the derivative warrant instruments issued during the nine months ended March 31, 2014 and 2013, respectively, and as of March 31, 2014 and 2013, respectively:

	Initial
	Valuations -	Valuation as of	Valuation as of
	March 31,	March 31,	March 31,
	2013	2014	2013
Common stock issuable upon exercise of warrants	62,499,938	169,500,963	155,395,482
Market value of common stock on measurement date (1)	$0.07	$0.0277	$0.058
Adjusted exercise price	$0.21	$0.04-$0.29	$0.05-$0.38
Risk free interest rate (2)	0.31%	0.07%-0.44%	0.14%-0.36%
Warrant lives in years	3.0	0.0 – 2.0	1.02-3.09
Expected volatility (3)	182%	211%-307%	139%-152%
Expected dividend yields (4)	None	None	None
Assumed stock offerings per year over next five years (5)	1-2	1	1-2

Probability of stock offering in any year over five years (6)	25%	100%	100%
Range of percentage of existing shares offered (7)	15%-31%	15% - 27%	8%-24%

Offering price range (8)	$0.21-$0.45	$0.03 - $0.05	$0.15-$0.45

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 1, 2 or 3 - year Treasury Bill as of the respective Offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next five years.

(6)	Management has determined that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 15% and 27% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

Embedded Derivative Instruments

The Company determined that the Asher Notes contain an embedded derivative instrument as the conversion price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40 (refer Note 10 for further information regarding the Asher Notes). The fair values of the Asher Notes were recognized as derivative instruments at issuance and are measured at fair value at each reporting period. The Company determined that the fair value of the First Asher Note was $198,128 at the issuance date. As the value of the debt at issuance was $158,500, an initial loss of $39,628 was recognized and recorded to change in fair value of derivative liabilities. The Company determined that the fair value of the Second Asher Note was $109,046 at the issuance date. As the value of the debt at issuance was $53,000, an initial loss of $56,046 was recognized and recorded to change in fair value of derivative liabilities during the nine months ended March 31, 2014. The Company determined that the fair value of the Third Asher Note was $141,549 at the issuance date. As the value of the debt at issuance was $53,000, an initial loss of $88,549 was recognized and recorded to change in fair value of derivative liabilities during the nine months ended March 31, 2014.

The Company determined the fair values of the embedded derivatives on the grant dates using a modified lattice fair value model with the following assumptions:

•	First Asher Note - stock price on the measurement date of $0.04 per share, term of 0.76 years, expected volatility of 156%, and a discount rate of 0.15%.

•	Second Asher Note - stock price on the measurement date of $0.028 per share, term of 0.76 years, expected volatility of 156%, and a discount rate of 0.11%.

•	Third Asher Note - stock price on the measurement date of $0.0085 per share, term of 0.76 years, expected volatility of 223%, and a discount rate of 0.13%.

Activity for embedded derivative instruments during the nine months ended March 31, 2014 was as follows:

		Initial valuation		Fair value of
		of embedded	Increase	derivative	Fair value of
		derivative	(decrease) in	liabilities	derivative
	Balance at	instruments	fair value of	on conversion	liabilities	Balance at
	June 30,	issued during	derivative	of debt to	on repayment	December 31,
	2013	the period	liabilities	common stock	of debt	2013
First Asher Note	$204,547	$-	$(35,382)	$(148,539)	$(20,626)	$-
Second Asher Note	-	109,046	(48,821)	-	(60,225)	-
Third Asher Note	-	141,549	(6,875)	-	-	134,674
	$204,547	$250,595	$(91,077)	$(148,539)	$(80,851)	$134,674

At March 31, 2014, the Company determined the fair values of the embedded derivatives using a modified lattice fair value model with the following assumptions:

·	Third Asher Note - stock price on the measurement date of $0.0277 per share, term of 0.5 years, expected volatility of 307%, and a discount rate of 0.07%.

NOTE 13. STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

In September 2012, the Company entered into several stock settlement agreements with certain parties to whom the Company was obligated as of June 30, 2012 (“Receivable Holders”). The Company entered into settlement agreements with respect to an aggregate of $390,336 of obligations (including $363,336 to officers, directors, and employees), and issued an aggregate of 5,825,761 shares of the Company’s common stock. Each settlement agreement provided for the Company to issue one share of the Company’s common stock for every $0.067 of obligations released by the Receivable Holder. The stock price on the grant date of these shares was $0.068 therefore a loss on settlement of $5,816 was recorded in relation to these settlement agreements for the nine months ended March 31, 2013.

On September 12, 2013, the Company agreed to issue 2,206,870 restricted shares of common stock to a third party in settlement of $50,000 of legal services accrued during the year ended June 30, 2013. The closing price of the common stock on the measurement date was $0.03 per share, and a loss on settlement of $16,206 was recorded by the Company during the nine months ended March 31, 2014. The shares were issued on October 31, 2013.

On September 30, 2013, the Company agreed to issue restricted shares of common stock to certain Directors of the Company in settlement of accrued directors’ fees. On October 31, 2013, the Company issued 4,688,291 restricted shares of common stock in settlement of $106,000 of directors fees, of which $55,000 were accrued during the year ended June 30, 2013. The closing price of the common stock on the measurement date was $0.023 per share, and a loss on settlement of $1,831 was recorded during the nine months ended March 31, 2014.

On December 26, 2013, the Company issued 2,792,533 restricted shares of common stock to its Chief Executive Officer in settlement of $52,500 in accrued salary. The closing price of the common stock on the measurement date was $0.01 per share.

On January 30, 2014, the Company agreed to issue 3,629,630 restricted shares of common stock to certain Directors of the Company in settlement of $49,000 in accrued directors’ fees. The closing price of the common stock on the measurement date was $0.01 per share. The shares were issued on February 25, 2014.

Also on January 30, 2014, the Company agreed to issue 1,413,932 restricted shares of common stock to a certain third party in settlement of $13,998 in travel expenses. The closing price of the common stock on the measurement date was $0.01 per share, and a loss on settlement of $141 was recorded during the nine months ended March 31, 2014. The shares were issued on February 25, 2014.

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

On January 11, 2011, the Company engaged a consultant to provide advisory services to facilitate equity or debt fund raising for the Company. In connection with the closing of POSCAN’s second tranche of investment on August 17, 2012, the Company paid 5% of the gross proceeds of $9,999,990, or $500,000, which was recorded as offering costs for the nine months ended March 31, 2013.

In addition, the Company agreed to provide the consultant a five-year warrant to purchase 2,380,950 shares of common stock at an exercise price of $0.21 per share. The Company analyzed the instruments for derivative accounting consideration and determined that derivative accounting did not apply to these warrants. The Company determined the fair value of these warrants on the grant date using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.07 per share, term of 5 years, expected volatility of 216%, and a discount rate of 0.81%.

July 1, 2013 through March 31, 2014

There were no common stock sales during the nine months ended March 31, 2014.

The Additional Agreement between the Company and POSCAN provides that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issues or sells any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing (see Note 12). The 18 month period terminated on February 16, 2014 and therefore the Company is no longer subject to this requirement for future issuances.

During the year ended June 30, 2013, the Company entered into certain agreements and issued shares which may have triggered this provision. On May 3, 2013, POSCAN issued a waiver of this provision with respect to the following transactions:

•	Settlement agreements entered into by the Company providing for the Company to issue an aggregate of up to 20,000,000 shares of the Company’s common stock in settlement of obligations released by certain creditors of the Company, up to an aggregate of $1,000,000. The Company issued 16,886,008 shares under such agreements, in settlement of a total of $690,796 of obligations.

•	The Second Amendment and Waiver Agreement entered into by the Company with the holders of the zero-coupon convertible notes under which the conversion price of the zero-coupon bridge notes was modified from $0.12 to $0.095 per share.

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

During the nine months ended March 31, 2014, Asher converted $135,000 of the debt to 22,516,341 shares of common stock in the Company, and the Company subsequently paid the remaining principal amount of the note of $23,500 to Asher on February 5, 2014. As a result, the Company reassessed its provision at March 31, 2014 and estimates it would be required to issue an additional 21,672,591 shares with an estimated value of $236,677 in the event the provision applies. As a result, the Company reduced its accrual for common stock payable (with an off-set to stock-based compensation expense) by $14,220 from $250,897 during the nine months ended March 31, 2014.

•	On July 15, 2013, the Company issued an unsecured Convertible Promissory Note to Asher bearing an interest rate of 8% per annum, in the amount of $53,000 with a Maturity Date of April 17, 2014. The conversion price of the Second Asher Note at December 31, 2013 was $0.01 per share. In the event the provision applies, and a waiver is not granted, the Company estimated it would be required to issue an additional 8,445,037 shares. As a result, the Company recorded an accrual for common stock payable (with an off-set to stock-based compensation expense) estimated at $84,450. The Company paid the principal amount of the note of $53,000to Asher on January 29, 2014 and therefore reversed the provision of $84,450.

•	On August 16, 2013, the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes under which the conversion price of the zero-coupon bridge notes was reduced from $0.095 to $0.02 per share. In the event the provision applies, and a waiver is not granted, the Company estimated it would be required to issue an additional 66,675,000 shares. As a result, the Company recorded an accrual for common stock payable (with an off-set to stock-based compensation expense) estimated at $1,800,225. The Company paid the principal amount owing on the note of $1,930,000 on January 27, 2014 and therefore reversed the provision of $1,800,225.

•	On January 8, 2014, the Company issued an unsecured Convertible Promissory Note to Asher bearing an interest rate of 8% per annum, in the amount of $53,000 with a Maturity Date of October 10, 2014. The conversion price of the Third Asher Note at March 31, 2014 was $0.0085 per share. In the event the provision applies, and a waiver is not granted, the Company estimated it would be required to issue an additional 9,322,666 shares. As a result, the Company recorded an accrual for common stock payable (with an off-set to stock-based compensation expense) estimated at $79,243 during the nine months ended March 31, 2014.

Common Stock Issued on Conversion of Debt

In accordance with the provisions of the First Asher Note, during the nine months ended March 31, 2014, Asher elected to convert $135,000 in principal amounts of the note into an aggregate of 21,672,591 shares of the Company´s common stock, as follows:

Date of conversion	Principal converted	Number of shares issued
November 25, 2013	$15,000	1,401,869
December 5, 2013	15,000	1,744,186
December 18, 2013	15,000	2,307,692
December 30, 2013	20,000	3,333,333
January 14, 2014	20,000	3,921,569
January 23, 2014	25,000	5,000,000
January 29, 2014	25,000	4,807,692
	$135,000	21,672,591

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

As of March 31, 2014, the Company has granted stock options and other awards in respect to 4,900,000 shares of common stock under the 2009 Plan.

Restricted Stock Units

On June 27, 2011, the Company granted its Chief Executive Officer an award of 700,000 restricted stock units under the 2009 Plan which vested in 1/3 increments each January 15th of 2012, 2013 and 2014. The value of the issuable shares was determined based on the $0.22 per share closing price of the common stock on the measurement date, being $154,000. The Company recorded stock compensation expense over the 3 year service period. During the nine months ended March 31, 2014 and 2013, the Company recorded $10,617 and $32,897, respectively, of stock-based compensation in connection with this agreement. As of March 31, 2014, 466,667 shares of common stock have been issued which vested on January 15, 2012 and January 15, 2013. On April 7, 2014, 233,333 shares of common stock were issued which vested on January 15, 2014.

During December 2011, the Company entered into a one-year employment agreement with its new Vice President of Finance (now called the Chief Financial Officer, the “CFO”) originally to commence on January 1, 2012 (amended to March 1, 2012). Pursuant to the agreement, the CFO was granted 250,000 restricted stock units under its 2009 Plan which vest over 3 years. The value of the issuable shares was determined based on the $0.13 closing price of the common stock on the measurement date, being $34,500. The Company will record stock compensation expense for these restricted stock units over the 3 year service period which began on March 1, 2012.During the nine months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expense of $6,678 and $10,456, respectively, in connection with this agreement. As of March 31, 2014, 83,334 shares of common stock have been issued which vested on March 1, 2013. On April 7, 2014, 83,333 shares of common stock were issued which vested on March 1, 2014.

In May 2012, the Company committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares to members of its Board of Directors. Such restricted stock units shall vest over a period of three years starting from the later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities. However, the Company does not currently have enough shares authorized for issuance under the 2009 Plan to satisfy all of these obligations. The Company is analyzing the required steps to increase the number of shares under the plan. The Company recorded stock-based compensation expense related to these units of $12,416 and $15,560 during the nine months ended March 31, 2014 and 2013, respectively.

Stock Option Awards

Summary of stock option activity is presented in the table below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2013	1,450,000	$0.22	3.03	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at March 31, 2014	1,450,000	$0.22	2.28	$-
Exercisable at March 31, 2014	1,450,000	$0.22	2.28	$-

During the nine months ended March 31, 2014 and 2013, the Company recognized stock-based compensation expense of $3,593 and $54,313, respectively, related to stock options.

Warrants

Summary information regarding common stock warrants issued and outstanding at March 31, 2014, is as follows:

		Weighted-average
	Exercise of	Exercise
	Warrants	Price
Outstanding at June 30, 2013	163,227,532	0.22
Issued	-	-
Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	6,273,430	n/a
Exercised	-	-
Outstanding at March 31, 2014	169,500,963	0.18

Warrants outstanding as of March 31, 2014 are as follows:

		Outstanding		Exercisable
	Exercise	number	Remaining	number
Issuance Date	price	of shares	life	of shares
November 10, 2009 - December 23, 2009	$0.20	7,253,572	0.6 - 0.7 years	7,253,572
November 10, 2009 - December 23, 2009	$0.29	7,344,844	0.6 - 0.7 years	7,344,844
June 9, 2010 - September 13, 2010	$0.20	15,029,962	1.2 - 1.5 years	15,029,962
June 9, 2010 - July 13, 2010	$0.14	772,641	1.2 - 1.5 years	772,641
November 8-15, 2010	$0.04	1,735,066	1.6 years	1,735,066
December 9, 2010 - March 24, 2011	$0.12	6,208,844	1.7 - 1.9 years	6,208,844
March 24, 2011	$0.28	6,931,189	2.0 years	6,931,189
April 7, 2011	$0.25	11,960,050	0.1 years	11,960,050
April 7, 2011	$0.25	1,913,606	0.1 years	1,913,606
May 2, 2011	$0.26	1,500,000	2.1 years	1,500,000
May 2, 2011	$0.22	75,000	2.1 years	75,000
June 27, 2011	$0.23	800,000	0.1 years	800,000
September 14, 2011	$0.16	38,095,300	0.5 years	38,095,300
August 17, 2012	$0.16	62,499,938	1.4 years	62,499,938
August 17, 2012	$0.15	5,000,000	0.4 years	5,000,000
August 17, 2012	$0.21	2,380,950	3.4 years	2,380,950
		169,500,963		169,500,963

The warrants outstanding at March 31, 2014 had no intrinsic value. During April, 2014, 13,873,656 of the 2011 Unit Offering warrants issued on April 7, 2011 expired unexercised. Also on April 6, 2014, 800,000 of the warrants for advisory services issued on June 27, 2011 expired unexercised. The fair value of the expired warrants recorded in the consolidated balance sheets at March 31, 2014 was $-0-.

NOTE 14. FAIR VALUE MEASUREMENTS

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

As required by FASB ASC Topic No. 820 - 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using a modified lattice valuation model (See Note 12).

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Derivative liabilities - warrant instruments	$-	$-	$3,609,218	$3,609,218
Derivative liabilities - embedded derivative instruments	-	-	134,674	134,674
Derivative liabilities	$-	$-	$3,743,892	$3,743,892

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Nine months ended March 31,
	2014	2013
Beginning balance as of June 30,	$(3,989,849)	$(7,653,928)
Change in fair value	1,419,026	243,205
Additions	(53,000)	(4,478,014)
Warrant modification	-	(171,150)
Exercise of warrants	-	-
Ending balance as of September 30,	$(2,623,823)	$(12,059,887)
Change in fair value	1,272,678	5,997,501
Exercise of warrants	-	-
Fair value of embedded derivative liability reclassified to equity upon conversion of debt to common stock	87,098	-
Ending balance as of December 31,	$(1,264,047)	$(6,062,386)
Change in fair value	(2,569,137)	213,163
Additions	(53,000)	-
Exercise of warrants	-	-
Fair value of embedded derivative liability reclassified to equity upon conversion of debt to common stock and repayment of debt	142,292	-
Ending balance as of March 31,	$(3,743,892)	$(5,849,223)
Change in unrealized gains (losses) included in earnings for the three months ended March 31, 2014 and 2013	$(2,569,137)	$213,163
Realized gains included in equity for the three months ended March 31, 2014 and 2013	$142,292	$-
Change in unrealized gains included in earnings for the nine months ended March 31, 2014 and 2013	$122,567	$6,453,869
Realized gains included in equity for the nine months ended March 31, 2014 and 2013	$229,390	$-

NOTE 15.  EARNINGS PER SHARE

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS for the three months and nine months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS	$(83,949)	407,695,115	$(0.00)	$(1,183,769)	394,002,697	$(0.00)
Dilutive effect of convertible debt	-	-	-	-	-	-
Dilutive effect of warrants calculated using the treasury stock method	-	-	-	-	-	-
Dilutive effect of restricted stock and restricted stock units	-	-	-	-	-	-
Diluted EPS	$(83,949)	407,695,115	$(0.00)	$(1,183,769)	394,002,697	$(0.00)

	Nine months ended March 31, 2014			Nine months ended March 31, 2013
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS	$(5,383,677)	399,503,984	$(0.01)	$1,991,482	380,373,535	$0.01
Dilutive effect of convertible debt	-	-	-	100,001	14,859,842	-
Dilutive effect of warrants calculated using the treasury stock method	-	-	-	(21,201)	204,814	-
Dilutive effect of restricted stock and restricted stock units	-	-	-	-	402,975	-
Diluted EPS	$(5,383,677)	399,503,984	$(0.01)	$2,070,282	395,841,166	$0.01

NOTE 16. COMMITMENTS AND CONTINGENCIES

 .

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

Pursuant to a registration rights agreement for the 2011 Offering, the Company agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the G Warrants under the Securities Act of 1933, as amended, and to use its best efforts to cause such registration statement to become effective within 150 days after the filing date, all at the Company’s own expense. Pursuant to the registration rights agreement, in the event the Company does not meet these deadlines, the Company has agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured. In accordance with the registration rights agreement, the Company has recorded $518,243 of monetary penalties(plus accrued interest of $204,686, included in accrued expenses, which is calculated at 18% per annum for registration rights penalties considered past due), and the penalty has not yet been paid as of March 31, 2014. No demands have been made with respect to the registration rights penalties.

Gain Contingency

As of March 31, 2014, the Company has provided a reserve for deferred tax benefit of its payment of Chilean value-added taxes (“VAT”) amounting to $795,359 arising from various purchases of goods and services in Chile. The Company expensed $7,855 and $14,207 during the nine months ended March 31, 2014 and 2013, respectively, due to uncertainty of recoverability and these amounts are included in general and administrative expenses on the consolidated statement of operations. Under Chilean regulation, this VAT is recoverable from future VAT payable.

Operating Leases

Rental expense for office operating leases was $37,213 and $71,179 during the nine months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, rental commitments for the next year under non cancellable facilities operating leases are $7,124. The Company has no non cancellable operating leases that extend beyond one year.

NOTE 17. SUBSEQUENT EVENTS

On April 29, 2014, the Company issued 1,944,445 restricted shares of common stock to certain Directors of the Company in settlement of $49,000 in accrued directors’ fees. The closing price of the common stock on the measurement date was $0.02 per share.

On April 7, 2014, 233,333 shares of common stock of the Company were issued to the Company’s CEO in relation to the restricted stock units which vested on January 15, 2014. Also on April 7, 2014, 83,333 shares of common stock of the Company were issued to the Company’s CFO in relation to the restricted stock units which vested on March 1, 2014.

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

All of the Company’s mineral rights in SLM Litio 1-6 and the Cocina Mining Concessions are held by Minera Li, and during January 2014, the Company sold 51% of its ownership interest in Minera Li to a third party. The Company retains 49% ownership of Minera Li.

As of March 31, 2014, Minera Li owned (a) a 40% interest in SLM Litio 1-6, which consists of mining concessions covering an area of approximately 1,438 hectares in the Salar de Maricunga in northern Chile; and (b) the Cocina Mining Concessions, covering 450 hectares located adjacent to the existing SLM Litio 1-6 mining concessions.

The Company is currently evaluating additional exploration and production opportunities.

Going Concern

At March 31, 2014, the Company had no source of current revenue, a cash balance on hand of $120,287, negative working capital of $2,485,701and the Company recognized negative cash flows from operations of $23,614,587 during the period from June 24, 2005 (inception) through March 31, 2014.

In order to address the Company’s funding requirements to execute its business plan for the development of its primary mining concession assets (the Maricunga Project), on January 27, 2014, Li3 Energy executed an agreement (the “BBLTransaction”) with BBL SpA, (“BBL”), under which BBL acquired 51% of Minera Li. Also on January 27, 2014, the Company executed an agreement (the “Tierras Agreement”) with Tierras Raras SpA, an affiliate of BBL.

Pursuant to the terms of the BBL Transaction and the Tierras Agreement:

·	Li3 Energy will receive $1,000,000 upon completion of certain Maricunga Project Milestones, or at the latest, on January 27, 2016.

·	BBL will provide the Company with a credit facility of $1,800,000 to provide Li3 Energy working capital. The credit facility will allow the Company to draw $100,000 during April 2014, and $200,000 per month thereafter, until the maximum $1,800,000 is reached. Repayment of each drawdown will be 12 months from the drawdown date, at 12% interest per annum. The payments have not been received as of the date of filing.

·	BBL will finance Li3 Energy´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans will be due 24 months from receipt. Specific limits or terms for these loans have not been established and will be negotiated in good faith between the Company and BBL.

The Company believes that the transaction described above should provide sufficient working capital to maintain its basic operations for at least the next 12 months.

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

Summary of Operations and Financings

BBL

On January 27, 2014, Li3 Energy entered into a Purchase and Sale Agreement with BBL, a Chilean corporation, pursuant to which BBL acquired from the Company eleven of its sixty shares of Minera Li (the “Share Purchase”) for a cash payment of $1,500,000 which was received by the Company on January 28, 2014. In connection with the Share Purchase, Minera Li held a shareholders’ meeting, pursuant to which Minera Li issued forty additional shares (the “Additional Shares”) to BBL in exchange for a cash payment of $5,500,000 (the “Issuance”, and together with the “Share Purchase”, the “BBL Transaction”). As a result of the BBL Transaction, BBL became the majority shareholder of Minera Li, with the Company retaining a 49% interest in Minera Li.

Concurrent with the execution of the Agreement, the Company and BBL also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li. Under the Shareholders Agreement, BBL will pay $1,000,000 (the “Additional Payment”) to the Company upon the earlier of its completion of certain milestones (the “Milestones”) relating to the permitting and development of the Maricunga Project and, in any event, no later than January 27, 2016. The Company recorded the present value of the Additional Payment receivable of $992,443 as receivable on sale of investment in the consolidated balance sheets.

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

In addition to the foregoing financing, BBL also committed to provide the Company with a line of credit (the “Credit Facility”) in the amount of $1,800,000 (the “Maximum Amount”). The Credit Facility will be available from April 1, 2014 until March 31, 2015, and can be drawn down by the Company as follows: (i) $100,000 beginning in April 2014 and (ii) $200,000 every month thereafter, until the Maximum Amount is reached. Each drawdown must be repaid within twelve (12) months of the drawdown date, at 12% interest per annum. The Credit Facility is secured by the Company’s ownership interest in Minera Li. The proceeds of the Credit Facility will be used for the working capital needs of the Company.

The Company determined that immediately following the BBL Transaction, it ceased to have voting and management control of Minera Li and therefore accounted for the sale of the 51% of Minera Li by deconsolidating the subsidiary from its consolidated financial statements in accordance with ASC 810 - Consolidation. The Company´s remaining 49% interest in Minera Li has been treated as an equity investment in accordance with ASC 323 - Investments - Equity Method and Joint Ventures. The Company determined that the fair value of the Company´s remaining investment in Minera Li immediately following the BBL Transaction was $7,679,014, and a loss on sale of investments of $47,815 relating to the deconsolidation was recorded in the consolidated statement of operations for the nine months ended March 31, 2014.

Maricunga project

The Maricunga project is comprised of undeveloped 1,888 hectares of property located in the northeast section of the Salar de Maricunga in Region III of Atacama, in northern Chile, and at March 31, 2014 consisted of our 29.4% interest in SLM Litio 1-6 and our 40% interest in the Cocina Mining Concessions.

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

The Company did not make the required July 16, 2013 payment of $2,000,000, and verbally agreed with the Sellers to defer the payment until October 2013 for an additional payment of $300,000, which the Company recorded as debt modification expense during the nine months ended March 31, 2014.

On November 13, 2013, the Company entered into an agreement with the Sellers of the Cocina Mining Concessions and BBL in which it was agreed that the total purchase price of the Cocina Mining Concessions would be reduced from $7,600,000 (being $7,300,000 per the Purchase Agreement plus a penalty for late payment of $300,000) to $6,600,000 and that BBL would assume the remaining payment obligations required to be made to the Sellers of $4,600,000, with payment due no later than March 30, 2014. Pursuant to the agreement, Minera Li was required to pay the $4,600,000 to BBL by May 31, 2014. The amount payable to BBL of $4,600,000 was paid in connection with the BBL Transaction which was completed in January 2014.

The Cocina Mining Concessions were constituted prior to the 1979 Lithium Exploitation Restrictions, meaning that, from a mining law point of view, Minera Li is authorized to exploit lithium in the area covered by those concessions. As with any mineral exploitation in Chile, Minera Li requires all other permits which according to Chilean law are necessary to exploit minerals.

Due to the uncertainty regarding the lithium permit for SLM Litio 1-6, we were pursuing these concessions as a producer of potash. The NI 43-101 report of the Canadian Securities Administrators (NI 43-101) shows that potassium resources are available in these properties. The majority of the past and current technical work performed on the project is applicable to the production of lithium and/or potassium. Potassium exploitation does not require special permits and it is exploitable via regular mining concessions, according to the Chilean Mining Code. Initial estimations suggest that a potash project is economically feasible. However, there can be no assurance that we will be able to do so in the near future or at all.

Therefore the Maricunga project has been focused on the development of the Cocina Mining Concessions to produce lithium carbonate and potash and SLM Litio 1-6 to produce potash.

The Company determined that the inability to secure a permit to produce lithium from SLM Litio 1-6 represented events or changes in circumstances indicating that the carrying amount of SLM Litio 1-6 may not be recoverable under ASC 360 - Property Plant and Equipment. On this basis, the Company conducted a review of that asset for recoverability by evaluating SLM Litio 1-6 as a “potash-only” producer. Because the SLM Litio 1-6 asset is in its exploration stage of development, a market based approach was used to determine the fair value of the mineral rights. As the Company only had two principal assets, the Cocina Mining Concessions and SLM Litio 1-6, the Company evaluated impairment principally by estimating the enterprise value and the consideration paid in the acquisition of the Cocina property of the Company at June 30, 2013 and from that, deducing the fair value of SLM Litio 1-6.Based on the evaluation, the Company determined that the long-lived asset of SLM Litio 1-6 was not fully recoverable and recognized an impairment charge of approximately $46.5 million to write the mineral rights down from their carrying value to their estimated fair value of approximately $17.2 million at June 30, 2013.

The Company determined that the BBL Transaction provided additional evidence regarding the estimated fair value of SLM Litio 1-6 at December 31, 2013, and in accordance with ASC 855 - Subsequent Events, recognized a further impairment charge of $6,485,438 to write the mineral rights down from their carrying value to their estimated fair value of 10,761,936.

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

Maricunga Minority Shareholders’ Lawsuit

Certain of the Company´s minority shareholders (“the Minority Shareholders”) did not make payments to the Company for their respective shares of the exploration expenses incurred on SLM Litio 1-6. As a result, all of the expenses incurred by the Maricunga Companies up to the BBL Transaction date were funded by the Company. The Company recorded 40% of the expenses incurred by the Maricunga Companies to the non-controlling interest, or $2,596,551 and $187,898, respectively, for the nine months ended March 31, 2014 and 2013.

The Company had filed lawsuits distributed to four civil courts of Copiapo, third regions of Atacama, Chile, against the Minority Shareholders seeking either payment of their pro rata portion of costs or an auction of their 40% share of the properties. The lawsuits were at various stages.

In conjunction with the BBL Transaction, Tierras Raras SpA (“Tierras Raras”), an affiliate of BBL, entered into an agreement with Minera Li (the “Tierras Agreement”). Pursuant to the Tierras Agreement, Tierras Raras agreed to purchase all of the interests of the SLM Litio 1-6 Minority Shareholders, and, in conjunction with the purchase, to pay $1,600,000 to Minera Li, which in turn would pay the funds to Li3, as consideration for the settlement and release by the Company of its claims against the SLM Litio 1-6 Minority Shareholders. The transactions contemplated by the Tierras Agreement closed in February 2014, and the Company received $1,555,000 in settlement on February 26, 2014, which was recorded as a gain on settlement in the consolidated financial statements for the nine months ended March 31, 2014.

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

On April 16, 2013, Minera Li acquired the Cocina Mining Concessions, which consists of 450 hectares located adjacent to the existing SLM Litio 1-6 property and are permitted for the exploitation of lithium. Given our inability to date to obtain the necessary permits for lithium exploitation for the SLM Litio 1-6 property, we are pursuing a strategy that involves the production of potash from those properties simultaneously with the production of lithium carbonate and potash from the Cocina Mining Concessions. The Technical Report in accordance with National Instrument 43-101 of the Canadian Securities Administrators (“NI 43-101”) shows that potassium resources are available in the SLM Litio 1-6 properties. As part of our strategic plan, we always had plans to produce a potassium by-product alongside the lithium. Potassium exploitation does not require special permits and is exploitable via regular mining concessions, according to the Chilean Mining Code.

Following the completion of the BBL Transaction, BBL and the Company are fully committed to advancing the Maricunga Project to the stage of full permitting.

Results of Operations

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Revenues

We had no revenues during the three months ended March 31, 2014 and 2013.

Exploration expenses

During the three months ended March 31, 2014 and 2013, we incurred exploration expenses of $42,098 and $79,336, respectively. The decrease in exploration expenses during the three months ended March 31, 2014 is a result of delayed exploration activities due to the revision of the project timeline as a result of the BBL Transaction. The expenses incurred during the three months ended March 31, 2014 relate primarily to storage costs and legal fees while the expenses incurred during the three months ended March 31, 2013 relate to our efforts to obtain environmental permits required to take the project to a feasibility stage.

Losses from equity method investments

During the three months ended March 31, 2014, we incurred a loss from equity method investments of $5,133. There was no loss from equity method investments during the three months ended March 31, 2013. The loss incurred during the three months ended March 31, 2014 resulted from the Company’s sale of its controlling interest in Minera Li on January 27, 2014, resulting in the deconsolidation of Minera Li from the consolidated accounts of the Company with the retained investment of 49% recorded as an equity method investment. The losses from equity method investments for the three months ended March 31, 2014 of $5,133 reflect our share of the losses incurred by Minera Li from the date of its deconsolidation until March 31, 2014.

Gain (loss) on settlements, net

During the three months ended March 31, 2014, we recorded a gain on settlement of $1,530,285. There was no gain on settlement incurred during the three months ended March 31, 2013. The gain incurred during the three months ended March 31, 2014 is a result of the receipt of $1,555,000 in settlement of lawsuits between the Company and the SLM Litio 1-6 Minority Shareholders, offset by settlement agreements entered into by the Company with respect to an aggregate of $62,998 of obligations, under which the Company issued an aggregate of 5,043,562 shares of the Company’s common stock.

General and administrative expenses

Our general and administrative expenses for the three months ended March 31, 2014 and 2013 consisted of the following:

	Three months ended	Three months ended	Increase
	March 31, 2014	March 31, 2013	(Decrease)
Rent	$7,809	$3,720	$4,089
Office expenses	2,410	4,505	(2,095)
Communications	5,611	11,468	(5,857)
Travel expenses	29,325	35,707	(6,382)
Legal fees	53,429	239,402	(185,973)
Accounting &finance fees	21,215	63,960	(42,745)
Audit fees	25748	44,015	(18,267)
Other professional fees	33,020	76,162	(43,142)
Marketing & investor relations	29,531	2,971	26,560
Directors fees	54,999	61,000	(6,001)
Bank fees	1,660	1,767	(107)
Salaries & wages	118,822	217,589	(98,767)
Relocation expenses	-	24,414	(24,414)
Stock-based compensation	(1,809,930)	489,705	(2,299,635)
Depreciation & amortization	1,850	7,027	(5,177)
Penalties	40,000	-	40,000
Other	(466)	8,218	(8,685)
	$(1,384,967)	$1,291,630	$(2,676,597)

We incurred negative general and administrative expenses of $1,384,967 for the three months ended March 31, 2014 compared to general and administrative expenses of $1,291,630 for the three months ended March 31, 2013, a decrease of $2,676,597, comprised mainly of decreases in:

•	Legal fees of $185,973 mainly due to fees relating to CEOL ($103,411), Blue Wolf ($46,750) and the Company´s lawsuit against the Minority Shareholders ($32,921) in the prior period;

•	Accounting & finance fees of $42,745 due to reduced reliance on external accountants as a result of employment of Financial Controller;

•	Other professional fees of $43,142 due to resignation of the COO ($15,000), costs incurred in the prior period on Maricunga scoping study ($9,884) and SEC filing fees for S-1 Registration Statement and documents relating to the Blue Wolf transaction ($18,054);

•	Salaries & wages of $98,767 as a result of bonus expense in the prior period ($20,000), resignation of the VP in August 2013 ($36,592) and resignation of the Chile Manager in December 2013 ($37,800); and

•	Stock-based compensation of $2,299,635 due to reversal of the POSCAN anti-dilution provision on the repayment of the zero-coupon convertible debt and the First and Second Asher Notes ($2,285,209) and reduced amortization of stock-based compensation of $12,361 as the restricted stock units and options granted reach their vesting date.

Other income/expense

Other expense for the three months ended March 31, 2014 was $2,952,290compared to other income of $155,463 for the three months ended March 31, 2013. The decrease in other income was mainly a result of recording a loss on change in fair value of warrant derivative liabilities of $2,569,137 during the three months ended March 31, 2014 compared to a gain on change in fair value of warrant derivative liabilities of $213,163 in the prior period and an increase in interest expense of $262,611.

A loss on sale of investments of $47,815 was incurred during the three months ended March 31, 2014 in relation to the sale of 51% of Minera Li. The loss reflects the difference between the gross proceeds received of $11,897,060 and the net assets of Minera Li on the date of the sale of $11,944,875.

A loss on debt extinguishment of $45,594 was recorded during the three months ended March 31, 2014 in relation to the settlement of the zero-coupon convertible notes.

During the three months ended March 31, 2014, we recorded a loss of $2,569,137on the change in fair value of derivative liability - warrant instruments, compared to a gain of $213,163 during the three months ended March 31, 2013. The change in fair value of our derivative warrant liability has no impact on our cash flows from operations and was primarily a result of our stock price increasing during the three months ended March 31, 2014 compared to the decrease in our stock price during the three months ended March 31, 2013.

During the three months ended March 31, 2014 a gain on foreign currency transactions amounted to $30,141compared to a loss on foreign currency transactions of $426 for the three months ended March 31, 2013. The activity during both periods was related to our operations in Peru and Chile.

Net interest expense amounted to $319,885 and $57,274 during the three months ended March 31, 2014 and 2013, respectively, an increase of $262,611. The increase is mainly due to additional debt funding during the current period from the Asher Notes (interest of $15,277and amortization of debt discount of $47,474) and LAC Credit Facility (interest of $21,023), as well as the amortization of the beneficial conversion feature on the zero-coupon convertible notes ($159,479). For the three months ended March 31, 2013, the Company also recorded interest income of $18,050 on funds placed on deposit. There was no interest income recorded during the three months ended March 31, 2014.

Nine Months Ended March 31, 2014 Compared with Nine Months Ended March 31, 2013

Revenues

We had no revenues during the nine months ended March 31, 2014 and 2013.

Exploration expenses

During the nine months ended March 31, 2014 and 2013, we incurred exploration expenses of $47,240 and $456,945, respectively. The significant decrease in exploration expenses during the nine months ended March 31, 2014 is a result of delaying exploration activities due to limited funds available and the revision of the project timeline as a result of the BBL Transaction. The expenses incurred during the nine months ended March 31, 2014 relate primarily to storage costs and legal fees while the expenses incurred during the nine months ended March 31, 2013 relate to our efforts to obtain environmental permits required to take the project to a feasibility stage.

Losses from equity method investments

During the nine months ended March 31, 2014, we incurred a loss from equity method investments of $5,133. There was no loss from equity method investments during the nine months ended March 31, 2013. The loss incurred during the nine months ended March 31, 2014 resulted from the Company’s sale of its controlling interest in Minera Li on January 27, 2014, resulting in the deconsolidation of Minera Li from the consolidated accounts of the Company with the retained investment of 49% recorded as an equity method investment. The losses from equity method investments for the nine months ended March 31, 2014 of $5,133 reflect our share of the losses incurred by Minera Li from the date of its deconsolidation until March 31, 2014.

Mineral rights impairment expense

During the nine months ended March 31, 2014, we incurred impairment expense of $6,485,438 a result of the Company executing the BBL Transaction, under which BBL acquired 51% of Minera Li. The Company determined that the BBL Transaction provided additional evidence regarding the estimated fair value of SLM Litio 1-6 as at December 31, 2013, and in accordance with ASC 855 - Subsequent Events, recognized the impairment charge to reduce the carry amount of the mineral rights to the estimated fair value. There was no mineral rights impairment expense incurred during the nine months ended March 31, 2013.

Gain on sale of mineral rights

On December 16, 2013, the Company agreed to sell certain mining concessions located in Chile (“Amarillo Ocho” and “Amarillo Diez” mining concessions) to a third party for $120,000. The mining concessions were acquired by the Company in 2012, and the sale price has been recognized as other income during the nine months ended March 31, 2014.

Debt modification expense

A debt modification expense of $300,000 was recorded during the nine months ended March 31, 2014 as a result of deferring a payment due in July 2013 for acquisition of the Cocina Mineral Rights and as agreed on the extinguishment of the debt with the Cocina Sellers. There was no such expense incurred during the nine months ended March 31, 2013.

Gain (loss) on settlements, net

During the nine months ended March 31, 2014 and 2013, we recorded a gain on settlement of $1,536,822 and a loss on settlement of $5,816, respectively. The gain incurred during the nine months ended March 31, 2014 is a result of the receipt of $1,555,000 in settlement of lawsuits between the Company and the SLM Litio 1-6 Minority Shareholders, offset by settlement agreements entered into by the Company with respect to an aggregate of $271,498 of obligations, under which the Company issued an aggregate of 14,731,276 shares of the Company’s common stock. During the nine months ended March 31, 2013, the Company recorded a loss on settlement of $5,816 as a result of settlement agreements with respect to an aggregate of $390,336 of obligations, under which the Company issued an aggregate of 5,825,761 shares of the Company’s common stock, valued at $396,152.

General and administrative expenses

Our general and administrative expenses for the nine months ended March 31, 2014 and 2013 consisted of the following:

	Nine months ended	Nine months ended	Increase
	March 31, 2014	March 31, 2013	(Decrease)
Rent	$32,713	$71,179	$(38,466)
Office expenses	12,418	32,119	(19,701)
Communications	23,344	46,105	(22,761)
Travel expenses	60,271	139,645	(79,374)
Legal fees	428,454	590,779	(162,325)
Accounting &finance fees	63,895	252,575	(188,680)
Audit fees	114,013	178,640	(64,627)
Other professional fees	153,446	209,816	(56,370)
Marketing & investor relations	60,042	26,946	33,096
Directors fees	166,998	183,000	(16,002)
Bank fees	4,180	6,012	(1,832)
Salaries & wages	450,619	1,046,200	(595,581)
Relocation expenses	-	40,479	(40,479)
Stock-based compensation	98,328	819,804	(721,476)
Depreciation & amortization	13,415	31,113	(17,698)
Penalties	40,000	-	40,000
Other	2,715	25,917	(23,203)
	$1,724,851	$3,700,329	$(1,975,478)

We incurred total general and administrative expenses of $1,724,851 for the nine months ended March 31, 2014 compared to $3,700,329 for the nine months ended March 31, 2013, a decrease of $1,975,478, comprised mainly of decreases in:

•	Travel expenses of $79,374 due to continuing efforts by the Company to reduce costs and the reduction in staff incurring travel expenses;

•	Legal fees of $162,325 due to the termination of previous legal counsel in December 2012 ($88,349), non-recurring fees incurred in the prior period in respect of filing of a registration statement on Form S-1 ($40,565), exploring potential listing opportunities on the Toronto Stock Exchange ($32,572) and POSCAN funding ($29,589), along with higher fees incurred in the prior period relating to the CEOL process ($136,319) and lawsuit against the Minority Shareholders ($33,969). The decrease in these fees has been partially offset by an increase in fees during the nine months ended March 31, 2014 relating to the potential Blue Wolf merger ($174,968) and the closing down of our Argentinean subsidiary ($18,936);

•	Accounting & finance fees of $188,680 due to employment of Financial Controller in October 2012, reducing the reliance on external accountants;

•	Audit fees of $64,627, mainly due to fees relating to the Company´s SEC and quarterly filing requirement;

•	Other professional fees of $56,370 as a result of a decrease in IT support costs ($13,914), costs incurred in the prior period on the Maricunga scoping study ($9,884) and SEC filing fees for S-1 Registration Statement and documents relating to the Blue Wolf transaction ($30,149);

•	Salaries &wages of $595,581 as a result of closure of the office in Peru ($198,390), the expense of bonuses in the prior period ($172,000 - the Company has not incurred bonus expense in the current period), the resignation of the COO in December 2012 ($93,750), the resignation of the VP in August 2013 ($80,001) and the resignation of the Chile Manager in December 2013 ($40,225); and

•	Stock-based compensation of $721,476 due to a reduction in the POSCAN anti-dilution provision of $403,907 from the prior year, reduced amortization of stock-based compensation of $278,122 as the stock units and options granted reach their vesting date, stock compensation expense to MIZ of $20,700 in the prior period and the modification of MIZ stock options in the prior period of $16,682.

Other income/expense

Other expense for the nine months ended March 31, 2014 was $1,074,388 compared to other income of $5,966,674 for the nine months ended March 31, 2013. The decrease in other income was mainly a result of a decrease in the gain on change in fair value of warrant derivative liabilities of $6,331,302, a decrease in warrant modification expense of $171,150 and an increase in interest expense of $883,299.

A loss on sale of investments of $47,815 was incurred during the nine months ended March 31, 2014 in relation to the sale of 51% of Minera Li. The loss reflects the difference between the gross proceeds received of $11,897,060 and the net assets of Minera Li on the date of the sale of $11,944,875.

We recognized a loss on debt extinguishment of $19,988for the nine months ended March 31, 2014, compared with a loss of $37,235 for the nine months ended March 31, 2013. During the nine months ended March 31, 2014, a loss on debt extinguishment of $23,906 was recognized when the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes whereby the terms of the notes were extended and the conversion price was reduced from $0.095 to $0.02 per share, and a loss on debt extinguishment of $45,594 was recorded in relation to the settlement of the zero-coupon convertible notes. This loss was partially offset by a gain of $49,512 recorded in relation to the extinguishment of the long term debt payable to the Sellers of the Cocina Mining Concessions. During the nine months ended March 31, 2013, the Company entered into a waiver agreement with the holders of the zero-coupon convertible notes whereby the terms of the notes were extended and the conversion price was reduced from $0.12 per share to $0.095 per share, resulting in a loss on debt extinguishment of $37,235. As a result of the modifications of the terms of the convertible notes, the Company expensed all unamortized deferred financing costs and recorded the difference between the carrying value of the notes and the estimated fair value of the post-modification notes as loss on debt extinguishment.

During the nine months ended March 31, 2014 and 2013, we recorded a gain on the change in fair value of derivative liability - warrant instruments, of $122,567 and $6,453,869, respectively. The change in fair value of our derivative warrant liability has no impact on our cash flows from operations and was primarily a result of the decrease in our stock price during each of the nine month periods.

We recognized warrant modification expense in conjunction with the closing of POSCAN’s second tranche of investment on August 17, 2012, when the Company adjusted the exercise price of the warrants previously issued to POSCAN from $0.40 to $0.21 per share. The incremental value of the warrants before and after the modification was $171,150 and was reported as warrant modification expense for the nine months ended March 31, 2013. There were no warrant modifications during the nine months ended March 31, 2014.

During the nine months ended March 31, 2014 and 2013, gains on foreign currency transactions amounted to $52,680 and $19,723, respectively, and such activity was related to our operations in Peru and Chile.

Net interest expense amounted to $1,181,832 and $298,533 during the nine months ended March 31, 2014 and 2013, respectively, and the increase is a result of additional debt funding. Additional interest charges arose from the LAC Credit Facility of $54,290 and the Asher Notes of $23,381, along with additional amortization of debt discount on the Asher Notes of $200,604 and amortization of deferred financing cost of a long term debt of $30,592, and amortization of beneficial conversion feature on the zero-coupon convertible notes of $546,286. For the nine months ended March 31, 2013, the Company also recorded interest income of $34,999 on funds placed on deposit compared to $52 interest income recorded during the nine months ended March 31, 2014.

Liquidity and Capital Resources

We are primarily engaged in exploration and acquisition of new properties and do not generate income from operations currently. As of March 31, 2014, our only source of liquidity had been debt and equity financing. In order to address the Company’s funding requirements to execute its business plan for the development of SLM Litio 1-6 and the Cocina Mining Concessions, on January 27, 2014, Li3 Energy executed the BBL Transaction under which BBL acquired 51% of Minera Li. Also on January 27, 2014, Li3 Energy executed the Tierras Agreement with Tierras Raras SpA an affiliate of BBL. All of the Company’s mineral rights in SLM Litio 1-6 and the Cocina Mining Concessions are held by Minera Li.

Pursuant to the BBL Transaction, BBL agreed to finance the Company’s exploration and development expenses until the Maricunga Project reaches full permitting and is ready for construction by providing loans due 24 months from receipt. The loans will be secured by the Company’s ownership interest in Minera Li. Specific limits or terms for these loans have not been established and will be negotiated in good faith between BBL and Li3 Energy.

BBL further agreed to provide Li3 Energy with a line of Credit of $1,800,000 as of April 1, 2014 to provide Li3 Energy working capital. The credit facility allows Li3 Energy to draw $100,000 during April 2014, and $200,000 per month thereafter, until the maximum $1,800,000 is reached. Repayment terms of each drawdown will be 12 months from the drawdown date, at 12% interest per annum.

The Company believes that the funding provided by the agreements should provide sufficient working capital to maintain its basic operations for at least 12 months subject to being able to maintain a reduced cost structure while seeking to raise additional capital.

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

The Company did not make the required July 16, 2013 payment of $2,000,000, and agreed with the Sellers to defer the payment until October 2013 for an additional payment of $300,000, which the Company recorded which the Company recorded in operating expenses as debt modification expense during the nine months ended March 31, 2014.

On November 13, 2013, the Company entered into an agreement with the Sellers of the Cocina Mining Concessions and BBL in which it was agreed that the total purchase price of the Cocina Mining Concessions would be reduced from $7,600,000 ($7,300,000 per the Purchase Agreement plus a penalty for late payment of $300,000) to $6,600,000 and that BBL would assume the remaining payment obligations required to be made to the Sellers of $4,600,000, with payment due no later than March 30, 2014. Pursuant to the agreement, Minera Li must repay the $4,600,000 to BBL by May 31, 2014. The amount payable to BBL of $4,600,000 was paid in connection with the BBL Transaction which was completed in January 2014.

Convertible Notes Payable

On May 14, 2013, the Company issued an unsecured Convertible Promissory Note (the “First Asher Note”) to Asher Enterprises, Inc. (“Asher), bearing an interest rate of 8% per annum, in the amount of $158,500 with a Maturity Date of February 17, 2014. On July 15, 2013, the Company issued an unsecured Convertible Promissory Note to Asher (the “Second Asher Note”), bearing an interest rate of 8% per annum, in the amount of $53,000 with a Maturity Date of April 17, 2014.  On January 8, 2014, the Company issued an unsecured Convertible Promissory Note to Asher (the “Third Asher Note”), bearing an interest rate of 8% per annum, in the amount of $53,000 with a Maturity Date of October 10, 2014. Under the terms of the notes, any amount of principal and interest that is not paid when due will be subject to interest of 22% per annum (“Default Interest”). The notes provides that all or any part of the principal and interest balance due on the note are convertible at Asher´s option at any time from 180 days following the date of the note and ending on complete satisfaction of the note by payment or conversion.

The conversion price shall equal the Variable Conversion Price which is calculated as 61% of the Market Price, being the average of the lowest three trading prices for the Company´s common stock during the 10 day period prior to the conversion date.

In accordance with the provisions of the First Asher Note, during the nine months ended March 31, 2014, Asher elected to convert a total of $135,000 in principal amounts of the note into an aggregate of 22,516,341 shares of the Company´s common stock. The principal amount outstanding under the First Asher Note following these conversions was $23,500, and the Company settled the principal amount (including interest outstanding) on February 5, 2014.

On January 29, 2014, the Company paid the amount outstanding to Asher under the Second Asher Note.

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

The Company repaid the Credit Facility on February 28, 2014.

On October 30, 2013, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $500,000 to be repaid no later than May 31, 2014, with an interest rate of 3.5% adjusted for inflation according to changes in the Unidad de Fomento (“UF”) rate between the date of the loan agreement and the date of complete repayment. Under the terms of the loan agreement, the loan proceeds must be used to settle existing debts of the Company. The loan agreement also requires that the assets of Minera Li be pledged as a guarantee of this loan. The proceeds from the loan were received by the Company on November 5, 2013 and equated to $498,845 net of local Chilean taxes of $1,155. The loan from BBL of $500,000 was paid in connection with the BBL Transaction which was completed in January 2014.

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

On February 27, 2014, the Company paid $1,930,000 to the holders of the zero-coupon convertible notes in full settlement of the notes.

Common Stock Subject to Rescission

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at March 31, 2014 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

Events Subsequent to March 31, 2014

On April 29, 2014, the Company issued 1,944,445 restricted shares of common stock to certain Directors of the Company in settlement of $49,000 in accrued directors’ fees. The closing price of the common stock on the measurement date was $0.02 per share.

On April 7, 2014, 233,333 shares of common stock of the Company were issued to the Company’s CEO in relation to the restricted stock units which vested on January 15, 2014. Also on April 7, 2014, 83,333 shares of common stock of the Company were issued to the Company’s CFO in relation to the restricted stock units which vested on March 1, 2014.

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

Item 4. Controls and Procedures

Evaluation of disclosure of controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company had filed lawsuits against the Minority Shareholders of SLM Litio 1-6 seeking either payment of their pro rata portion of costs or an auction of their 40% share of the properties. The lawsuits were at various stages.

In conjunction with the BBL Transaction, Tierras Raras, an affiliate of BBL, entered into an agreement with Minera Li. Pursuant to the Tierras Agreement, Tierras Raras agreed to purchase all of the interests of the SLM Litio 1-6 Minority Shareholders, and, in conjunction with the purchase, to pay $1,600,000 to Minera Li, which in turn would pay the funds to Li3, as consideration for the settlement and release by the Company of its claims against the SLM Litio 1-6 Minority Shareholders. The transactions contemplated by the Tierras Agreement closed in February 2014, and the Company received $1,555,000 in settlement on February 26, 2014. As a result, the lawsuits filed by the Company have been terminated.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K we filed with the SEC on October 9, 2013, under Part I, Item 1A, “Risk Factors,” therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the First Asher Note, during the three months ended March 31, 2014, Asher elected to convert a total of $70,000 in principal amounts of the note into an aggregate of 13,729,261 shares of the Company´s common stock as follows:

Date of conversion	Principal converted	Number of shares issued	Conversion price per share
January 14, 2014	$20,000	3,921,569	$0.0051
January 23, 2014	$25,000	5,000,000	$0.0050
January 29, 2014	$25,000	4,807,692	$0.0052
	$70,000	13,729,261

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

The following issuance of shares of common stock for services were also made during the three months ended March 31, 2014, without registration under the Securities Act of 1933, as amended (the “Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Act and Regulation D under the Act and in reliance on similar exemptions under applicable state laws:

•	On January 30, 2014, the Company agreed to issue 1,413,932 restricted shares of common stock to a certain third party in settlement of $13,998 in travel expenses, at an issue price of $0.01 per share. The shares were issued on February 25, 2014.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal quarter ended March 31, 2014, despite the fact the Company is outside the Mine Act jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.1	Amended and Restated By-laws (incorporated by reference to exhibit 3.1 in our Current Report on Form 8-K, filed on January 30, 2014)

10.1	Shares Purchase-Sale of Minera Li Energy SPA from Li3 Energy, Inc to BBL SPA, dated January 27, 2014

10.2	Third Extraordinary Shareholders Meeting of Minera Li Energy SPA, dated January 27, 2014

10.3	Shareholders´ Agreement of Minera Li Energy SPA, dated January 27, 2014

10.4	Assignment of Contentious Rights and Credit Sociedad Legal Minera Litio 1 de la Sierra Hoyada de Maricunga and Others and Inversiones Tierras Raras SPA, dated January 27, 2014

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

Date: May 15, 2014	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Luis F. Saenz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luis Santillana
Luis Santillana
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	Shares Purchase-Sale of Minera Li Energy SPA from Li3 Energy, Inc to BBL SPA, dated January 27, 2014

10.2	Third Extraordinary Shareholders Meeting of Minera Li Energy SPA, dated January 27, 2014

10.3	Shareholders´ Agreement of Minera Li Energy SPA, dated January 27, 2014

10.4	Assignment of Contentious Rights and Credit Sociedad Legal Minera Litio 1 de la Sierra Hoyada de Maricunga and Others and Inversiones Tierras Raras SPA, dated January 27, 2014

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

