Form 10-K
period 2014-06-30
Li3 Energy, Inc.
filed 2014-09-26
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-54303

Li3 Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-3061907
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Marchant Pereira 150
Of. 802
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

On December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, 245,573,939 shares of its common stock, par value $0.001 per share (its only class of voting or non-voting common equity), were held by non-affiliates of the registrant.  The aggregate market value of such shares was approximately $2,455,739, based on the price at which the registrant’s common stock was last sold at such time (i.e. $0.01 per share on December 31, 2013).  For purposes of making this calculation, shares beneficially owned at such time by each executive officer and director of the registrant and by each beneficial owner of greater than 10% of the voting stock of the registrant have been excluded because such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 26, 2014, there were 438,047,987 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

Corporate Summary

Li3 Energy, Inc., (“Li3,” “Li3 Energy”, “the Company” “we,” “our” or “us”) was incorporated under the laws of the state of Nevada on June 24, 2005. We are an exploration company in the lithium and potassium mining sector, based in South America. Our common stock is currently quoted on the OTCQB. We aim to acquire and develop a unique portfolio of lithium and potassium brine projects in the Americas. We are currently focused on further exploring, developing and commercializing our 49% interest in the Maricunga Project (as defined below), located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile, as well as increasing our portfolio of projects. The “Maricunga Project” refers to a lithium and potassium exploration project consisting of two adjacent properties covering an aggregate of 1,888 hectares: a 60% interest in Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga (“SLM Litio 1-6”), and a 100% interest in a group of exploitation mining concessions named Cocina 19 through 27 (the “Cocina Mining Concessions”).To the best of our knowledge, the Maricunga Project is the only advanced exploration stage lithium and potassium project within the Salar de Maricunga, the second largest lithium-bearing salt brine deposit in Chile. We plan to continue exploring other synergistic opportunities to further augment and strengthen this property and our land portfolio throughout the region. We are seeking to be a low cost producer of lithium, potash and other mineral products.

Our goals are to: a) advance our portfolio of projects to the feasibility study stage; b) support the global implementation of clean and green energy initiatives; c) meet growing lithium market demands; and d) become a mid-tier, low cost secondary supplier of lithium, potassium, and other strategic minerals, serving global clients in the energy, fertilizer and specialty chemical industries.

In order to address the funding requirements to execute our business plan for the development of the Maricunga Project, on January 27, 2014, the Company entered into a Purchase and Sale Agreement (the “BBL Sale Agreement”) with BBL SpA, (“BBL”), pursuant to which BBL acquired 11 of our 60 shares of Minera Li (the “Share Purchase”) for a purchase price of $2.5 million. In connection with the Share Purchase, Minera Li held a shareholders’ meeting, pursuant to which Minera Li issued 40 additional shares (the “Additional Shares”) to BBL (the “Issuance” and together with the “Share Purchase”, the “BBL Transaction”) for a purchase price of $5.5 million. As a result of the BBL Transaction, BBL became the majority shareholder of Minera Li holding 51% ownership, and the Company retains a 49% interest. All of our mineral rights in SLM Litio 1-6 and the Cocina Mining Concessions are held by Minera Li. Concurrent with the execution of the BBL Transaction, the Company and BBL also entered into a Shareholders Agreement under which BBL agreed to provide funding for our share of the development of the Maricunga Project until construction permits are in place.

In June 2012, the Chilean Government’s Ministry of Mining established its first ever auction for the award of lithium, production quotas and licenses (Special Lithium Operations Contracts, or “CEOL”). Due to the uncertainty regarding the ability to obtain a lithium permit for our SLM Litio 1-6 property, we sought to acquire a property that did not require a CEOL to exploit lithium. Under these efforts, we acquired the Cocina Mining Concessions in April 2013. The Chilean government has since decided to invalidate the CEOL process due to an administrative error.

In June 2014, Chile´s President and Minister of Mining signed a decree for the establishment of the National Lithium Commission, which will work to recommend, by October or November of 2014, a new state policy for the exploitation of lithium and promotion and development of new projects in Chile. This is a positive step forward in Minera Li´s continued efforts of seeking a permit to exploit lithium from SLM Litio 1-6. Minera Li continues to seek a permit for SLM Litio 1-6, however, if no permit for lithium exploitation is acquired, Minera Li plans to develop and exploit potassium from this property.

The current market environment is showing attractive valuations for advanced lithium projects, and due to our execution of the Maricunga Project and our regional/market knowledge, we believe that we are uniquely positioned to identify and execute on certain of these opportunities. We have been actively reviewing opportunities with low-cost, high quality deposits in an advanced exploration stage that are located mainly in Chile, Argentina, Bolivia and North America.

Through our strategic partner, POSCO Canada, Ltd. (“POSCAN”), a wholly-owned subsidiary of POSCO (NYSE: PKX), we have been evaluating the use of advanced process technologies that may further improve upon the economics and shorten the commercial production timeline of Minera Li´s Maricunga Project, of which we retain a 49% interest. These technologies have been evaluated by POSCO in a pilot test facility, proving effective when measured against the conventional lithium and potassium commercialization process.

According to the signumBOX Performance Index published in March 2014, SLM Litio 1-6 is ranked as the fourth best undeveloped lithium project in the world out of 37 other brine salars, subject to obtaining lithium exploitation permits. SLM Litio 1-6 is the highest ranked undeveloped lithium brine project in Chile and after Atacama, the Salar de Maricunga has the second highest quality deposit of lithium in Chile.

A summary of our key activities is found below:

•	May 2011	Completed acquisition of 60% Controlling Interest in SLM Litio1-6, which established the Maricunga Project.

•	August 2011	Strategic Partnership with POSCAN, which established, among other things, an $18 million Exploration and Development program for SLM Litio 1-6.

•	September 2011	Completed $8 million funding tranche with POSCAN and launched $8 million Phase One Exploration Plan on SLM Litio 1-6.

•	March 2012	Signed MOU with POSCO to construct a test facility (advanced process technology).

•	May 2012	Issued a technical report, prepared in accordance with National Instrument 43-101 of the Canadian Securities Administrators, validating our lithium and potash exploration campaign at SLM Litio 1-6 and recommending the project to advance to the feasibility study stage.

•	August 2012	Completed a $10 million funding tranche from POSCAN.

•	September 2012	Formed a consortium (Li3 Energy, POSCO, Mitsui, Daewoo) to bid on auction for lithium exploitation permit on SLM Litio 1-6.

•	September 2012	Participated in a government auction for a lithium exploitation permit (CEOL) for SLM Litio 1-6, for whichwe were unsuccessful. The CEOL process was subsequently cancelled by the Chilean government.

•	March 2013	Received approval of Environmental Impact Declaration for SLM Litio 1-6. This approval allows us to advance the development of SLM Litio 1-6 toward a feasibility study.

•	April 2013	Acquired the Cocina Mining Concessions for a purchase price of $6.3 million, which Cocina Mining Concessions do not require a special permit to exploit lithium.

•	January 2014	Executed the BBL Transaction. BBL acquired 51% of Minera Li, with Li3 retaining 49% ownership.

•	March 2014	SLM Litio 1-6 identified as 4th in “Top Undeveloped Lithium Brine Projects in the World” by signumBOX, subject to obtaining lithium exploitation permits. The Chilean ministry of mining is not currently issuing permits for lithium exploitation and there is no assurance they will do so in the future.

We believe that if Minera Li is successful in advancing the Maricunga Project through the exploration and feasibility study stage, obtains the necessary Chilean government approvals/licenses, closes and acquires additional land acreage to support further development of the Maricunga Project, achieves a definitive feasibility study, and raises the necessary capital, Minera Li could begin commercial production and generate revenues by the end of calendar year 2018. However, there can be no assurance that it will achieve its stated objectives.

We are led by a management team with extensive exploration, mining, minerals, finance and commercialization expertise, and a Board of Directors who have advised, led and operated numerous mining entities. They are supported by an experienced technical team, many of whom have worked on other junior lithium projects. The Li3 management team comprises three of the seven Board members advising on the development of the Maricunga Project.

We are an exploration stage company and as such, we have never generated revenues from operations and currently do not expect to generate any such revenues in the near term.

Strategic Plan

Our objective is to become an integrated chemical company through the strategic acquisition and development of lithium and potassium assets, as well as other assets that have by-product synergies. Part of our strategic plan is to ensure Minera Li explores and develops the existing Maricunga Project while simultaneously identifying other synergistic opportunities with new projects with production potential that could also be advanced in an accelerated manner, with the goal of becoming a company with valuable lithium, potassium and other industrial minerals properties. Our primary objective is to become a low cost lithium and potash producer utilizing improved technologies for the extraction of lithium and potash from brines.

Some of the actions we have taken in striving to achieve our objective are as follows:

Advancement of the Existing Maricunga Project

Along with our strategic partner BBL, we are fully committed to advancing the Maricunga Project to the stage of full permitting, including environmental, social, and construction permits, and all other studies required on the project,to internationally recognized standards (the "Project Milestone"). To enable this, BBL has committed to financing our share of the exploration expenses until the Project Milestone is achieved.

We continue to pursue further opportunities within the Salar de Maricunga for additional property or joint venture opportunities and also continue to negotiate with the Chilean government regarding permitting for exploitation of lithium.

In March 2013, POSCO announced that it had developed a chemical lithium extraction technology that reduces recovery time from around 12 months to less than a few days. Testing of this technology showed that it increases the lithium recovery rate from a maximum of 50% using traditional evaporation ponds to more than 80%, and the lithium carbonate produced is more than 99.9% pure. Minera Li plans to assess the use of this technology to gain efficiencies in exploiting lithium from the Maricunga Project.

Identifying other opportunities with new projects

The current market environment is showing attractive valuations for advanced lithium projects, and due to our execution of the Maricunga Project and our regional/market knowledge, we believe that we are uniquely positioned to identify and execute on certain of these opportunities. We have been actively reviewing opportunities with low-cost, high quality deposits in an advanced exploration stage that are located mainly in Chile, Argentina, Bolivia and North America.

Strategic Partners

BBL

BBL is a private Chilean Corporation with an objective to advance a business in the production of lithium. BBL is controlled by a Chilean entrepreneur.

On January 27, 2014, the Company entered into the BBL Transaction, pursuant to which BBL acquired 11 of our 60 shares of Minera Li for a cash payment of $1,500,000 and Minera Li issued 40 Additional Shares to BBL in exchange for a cash payment of $5,500,000. As a result of the BBL Transaction, BBL became the majority shareholder of Minera Li with a 51% interest, and the Company retains a 49% interest in Minera Li.

Concurrent with the execution of the BBL Transaction, the Company and BBL also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li (the “Shareholders Agreement”). Under the Shareholders Agreement, BBL will pay $1,000,000 (the “Additional Payment”) to the Company upon the earlier of its completion of certain Project Milestones relating to the permitting and development of the Maricunga Project and January 27, 2016.

Under the Shareholders Agreement, BBL agreed to finance the Company’s exploration and development expenses until the Maricunga Project reaches full permitting and is ready for construction, by providing loans due 24 months from receipt at an interest rate of 12% per annum. The loans will be secured by the Company’s ownership interest in Minera Li. Specific limits for these loans have not been established and will be negotiated in good faith between BBL and the Company.

In addition to the foregoing financing, BBL also committed to provide the Company with a line of credit (the “BBL Credit Facility”) in the amount of $1,800,000 (the “Maximum Amount”). The BBL Credit Facility will be available from May 2014 until March 31, 2015, and can be drawn down by the Company as follows: (i) $100,000 beginning in May 2014 and (ii) $200,000 every month thereafter, until the Maximum Amount is reached. Each drawdown must be repaid within 18 months of the drawdown date, at 8.5% interest per annum. The BBL Credit Facility is secured by the Company’s ownership interest in Minera Li. The proceeds of the BBL Credit Facility will be used for the working capital needs of the Company.

In accordance with the Shareholders Agreement, the board of directors of Minera Li consists of four representatives from BBL and three representatives from Li3, including Li3´s Chairman and CEO. Although financial control of Minera Li lies with BBL, BBL is reliant on Li3´s expertise in the mining and lithium sectors. As such, the Li3 team previously responsible for the Maricunga Project remains deeply involved in its current development plans and continues to be supervised by Li3´s management and board participants.

POSCO / POSCAN

POSCO (with its subsidiaries) is a diversified company, with operations in energy, chemicals and materials and is one of the largest steel manufacturers in the world. It is publicly-listed on the NYSE and POSCO’s management possesses executive leadership, a world renowned Global Research and Development Center (RIST), a vast knowledge of lithium and other strategic minerals, and a vision to transform the methodology in how lithium is commercialized. We believe that POSCO demonstrates a unique ability to apply both intellectual and financial capital, and that a strategic partnership with POSCO would enable the Company to begin to execute its strategic plan.

On August 24, 2011, we entered into a Securities Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA” and, together with the SPA, the “POSCAN Agreements”) with POSCAN. During 2011 and 2012, pursuant to the POSCAN Agreements, POSCAN purchased an aggregate of 100,595,238 units of Li3’s securities for approximately $18 million, with each “Unit” consisting of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $0.21 per share. Li3 also agreed to issue to POSCAN a two-year warrant (the “POSCAN Bonus Warrant”) to purchase 5,000,000 shares of common stock at an exercise price of $0.15 per share. As of June 30, 2014, POSCAN held 100,595,238 Li3 shares, representing 23.1% of our common stock. The POSCAN Bonus Warrant (relating to 5,000,000 shares) expired unexercised in August 2014, and 38,095,300 of the three-year warrants expired unexercised on September 13, 2014.

The IRA provides that Li3 will appoint a director nominated by POSCAN to our board of directors, and will continue to nominate a POSCAN-designee at each annual meeting for as long as POSCAN owns not less than 10% of the issued and outstanding shares of common stock. On May 23, 2014, Dr. Sung Won Lee, a POSCAN-designee, resigned as a director of the Company. Dr. Uong Chon was appointed as a POSCAN-designee to fill the vacancy on the Company’s board of directors on May 23, 2014.

In March 2012, Li3 and POSCO executed a Non-Binding Memorandum of Understanding (“MOU”) to construct a test facility for the recovery of lithium and other products at POSCO’s expense, with technical support from Li3 as necessary.

In March 2013, POSCO announced that it had successfully completed testing of its proprietary, patented Direct Lithium Extraction Process. This process addresses the current economics and inefficiencies in the lithium market by significantly improving lithium recovery yields and shortening the time to commercial production. According to POSCO, this process includes the following benefits:

•	Significantly reduces the use of evaporation ponds, thereby reducing capital requirements, time to market, required land footprint, and variability of production rates and quality;

•	Lowers processing times (from an average of 12 months under traditional methods to under 8 hours), thereby reducing working capital requirements and time to market; and

•	Higher lithium recoveries (increase from 40-50% under traditional methods to 70-80%), thereby enabling faster and greater recovery of lithium from the same brine resource.

In July 2013, Li3 and POSCO executed another non-exclusive, non-binding Memorandum of Understanding (the “Amended MOU”), replacing the MOU executed in March 2012. The Amended MOU provides that POSCO, at its sole expense, design, build and operate a new pilot demonstration facility in Chile or at another site to be mutually agreed upon by POSCO and Li3. Li3 will provide all technical support for the facility as necessary as well as obtaining all required permitting. Additionally, Li3 and POSCO plan to negotiate terms for a Commercial Off-take agreement (inclusive of financial structure) for any products produced within the pilot demonstration facility upon its completion. The Amended MOU remains in effect until Li3 executes a written definitive agreement with POSCO, the pilot demonstration facility is no longer in operation or on the mutual agreement of Li3 and POSCO.

There can be no assurance that any final agreement will be reached with POSCAN with respect to a pilot plant, a commercial plant, any further investment by POSCAN, any purchase by POSCAN of our production, or otherwise.

Project Overview

Maricunga Project

Location

Following the BBL Transaction, as a result of which BBL became an owner of 51% of Minera Li, we retain a 49% interest in the Maricunga Project. The Maricunga Project consists of approximately 1,888 hectares, and is located in the northeast section of the Salar de Maricunga, the second largest lithium-bearing salt brine deposit in Chile. It consists of Minera Li´s 60% controlling interest in SLM Litio 1-6 (1,438 hectares - highlighted in blue on the map below) and the Cocina Mining Concessions (450 hectares - highlighted in green on the map below).

The Salar de Maricunga is located in Region III (Atacama region) of northern Chile at an elevation of approximately 3,750m. It is classified as a mixed type of salar of the Na-Cl-Ca/SO4 system. It is located about 180km to the north-east of Copiapo, the capital of the Atacama region, via “Carreteradel Inca” highway.

Location of the Salar de Maricunga

Maricunga Project within the Salar

The area of each mining concession is:

(a)	Litio 1- 1/29 - 130 hectares.
(b)	Litio 2- 1/29 - 143 hectares.
(c)	Litio 3- 1/58 - 286 hectares.
(d)	Litio 4- 1/60 - 297 hectares.
(e)	Litio 5- 1/60 - 300 hectares.
(f)	Litio 6- 1/60 - 282 hectares.
(g)	Cocina 19-27 - 450 hectares.

SLM Litio 1-6

On May 20, 2011, Minera Li acquired 60% of SLM Litio 1-6, comprising six exploitation mining concessions granted by the Chilean government, each held by one of a group of six private companies (the “Maricunga Companies”) as follows:

1.	Sociedades Legales Mineras Litio 1 de la Sierra Hoyada de Maricunga
2.	Sociedades Legales Mineras Litio 2 de la Sierra Hoyada de Maricunga
3.	Sociedades Legales Mineras Litio 3 de la Sierra Hoyada de Maricunga
4.	Sociedades Legales Mineras Litio 4 de la Sierra Hoyada de Maricunga
5.	Sociedades Legales Mineras Litio 5 de la Sierra Hoyada de Maricunga
6.	Sociedades Legales Mineras Litio 6 de la Sierra Hoyada de Maricunga

The purchase price was $6,370,000 in cash, including amounts paid to agents, and 127,500,000 restricted shares of our common stock. Each mining concession grants the owner the right to explore and commercially develop mineral deposits at SLM Litio 1-6, except for lithium. SLM Litio 1-6 were constituted subsequent to the 1979 Lithium Exploitation Restrictions, meaning that, from a mining law point of view, their holder is not currently authorized to exploit lithium in the area covered by those concessions. In June 2014, Chile´s President and Minister of Mining signed a decree for the establishment of the National Lithium Commission, which will work to recommend, by October or November of 2014, a new state policy for the exploitation of lithium and promotion and development of new projects in Chile.

SLM Litio 1-6 are not subject to royalties or other agreements. However, Minera Li must pay annual licenses in March of each year, aggregating approximately $15,000 per year for exploration and exploitation concessions.

In May 2012, we reported the completion of the NI 43-101 Compliant Measured Resource Report of the Canadian Securities Administrators (NI 43-101) that summarized and validated the results of the Phase One Exploration and Development Program.

The report was prepared by Donald H. Hains, Principal of Hains Technology and Associates, who is a “Qualified Person” as defined by NI 43-101. The NI 43-101 Compliant Measured Resource Report on SLM Litio 1-6 demonstrates that SLM Litio 1-6 has high grades of lithium and potassium and recommended the project to advance to the feasibility study stage. The Company, as part of a consortium with POSCO, Mitsui and Daewoo, applied for a permit for the extraction of lithium from SLM Litio 1-6, however the Chilean ministry of mining subsequently suspended its process of awarding such permits. The Company intends to continue to seek a permit for the exploitation of lithium in the future and the National Lithium Commission in Chile is currently working towards recommending a new state policy for the exploitation of lithium.

The Compliant Measured Resource Report estimated lithium and potassium concentrations as follows:

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

In March 2013, we received approval of the Environmental Impact Declaration for SLM Litio 1-6 from the Chilean Environmental Authority. This approval allows us to advance the development of SLM Litio 1-6 toward a feasibility study.

Cocina Mining Concessions

On April 16, 2013, Minera Li entered into an agreement to acquire the Cocina Mining Concessions. Minera Li paid $6.6 million (including a $300,000 late penalty payment) to acquire the Cocina Mining Concessions.

The Cocina Mining Concessions were constituted prior to the 1979 Lithium Exploitation Restrictions, meaning that, from a mining law point of view, their holder is authorized (having a constitutionally protected ownership right) to exploit lithium in the area covered by those concessions. As with any mineral exploitation in Chile, all other permits are required. Refer to section ‘Lithium Exploitation Permitting in Chile’ below for more details about the rights to exploit lithium in Chile.

Short Term Goals for the Maricunga Project

The Board of Directors of Minera Li consists of four representatives from BBL and three representatives from Li3. The Minera Li Board has formed an Operations and Finance Committee which will oversee the technical work required to advance the Maricunga Project along with the financial aspects of Minera Li.

The Operations and Finance Committee has identified the short term goals for the Maricunga Project as follows:

Stage 1 – Complete an updated NI 43-101 Compliance Measured Resource Report by March 2015 to include both SLM Litio 1-6 and the Cocina Mining Concessions. Works required include core drilling and pumping tests, monitoring well installations and geophysical, stratigraphic and topographic survey.

Stage 2 – Complete a Prefeasibility Study (“PFS”) by end of 2015.

Minera Li´s technical teams have developed an NI 43-101 compliant work program targeted to complete stage 1, to begin in October 2014 with an estimated cost of $1.8 - $2m, of which Li3´s share will be approximately $0.9 - $1m. As part of the work program, data will be collected for the Environmental Impact Assessment, planned to complete by March 2016, with permitting and approval by June 2017. Once the PFS is completed, Minera Li will carry out further works towards a feasibility study.

Lithium Exploitation Permitting in Chile

In Chile, the Chilean Organic Law on Mining Concessions (“LOCM”) and the Chilean Mining Code (“CMC”) provide that lithium may not be granted in a mining concession initiated after January 1, 1979. As a result, only mining exploitation concessions initiated before January 1, 1979 are authorized for the exploitation of lithium. For all other cases, the CMC establishes the reserve of lithium to Chile and expressly provides that the exploration or exploitation of “non-concessible” substances (including lithium) can be performed only directly by the State of Chile, or its companies, or by means of administrative concessions or special operation contracts, fulfilling the requirements and conditions set forth by the President of Chile for each case. Additionally, Law 16,319, which created the Chilean Nuclear Energy Commission (the “NEC”), provides in its article 8that, for reasons of national interest, any act or contract in connection with lithium will require the previous authorization of NEC (or have NEC as a party thereto). Once any such authorization is granted to an applicant, NEC is not authorized to amend it or terminate it, nor the applicant to resign it, for reasons other than those set forth in the resolution granting it.

As the constitution process of the Cocina Mining Concessions was initiated in 1937, lithium exploitation is authorized in the area covered by the Cocina Mining Concessions. However, as the constitution process of SLM Litio 1-6 was initiated in 2000, lithium exploitation is not authorized in the area covered by such concessions. All other minerals are concessible and as with any mineral exploitation in Chile, all other permits are required.

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

The Chilean government subsequently decided to invalidate the CEOL process due to an administrative error, as well as rescinding the CEOL Basis, which defined the regulations of the CEOL process. The Company submitted several appeals to the Chilean government requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. The Company continues to seek a concession for SLM Litio 1-6 and in June 2014, Chile´s President and Minister of Mining signed a decree for the establishment of the National Lithium Commission, which will work to recommend, by October or November of 2014, a new state policy for the exploitation of lithium and promotion and development of new projects in Chile. While the current plan for the Maricunga Project is to exploit lithium and potash from both SLM Litio 1-6 and the Cocina Mining Concessions, if no permit for lithium exploitation is obtained for SLM Litio 1-6, the Company plans to produce lithium carbonate and potash from the Cocina Mining Concessions (on the basis that this is authorized to exploit Lithium) in conjunction with producing potash only from SLM Litio 1-6.The majority of the past and current technical work performed on the project is applicable to the production of lithium and/or potash.

Other Permits

Our operations, and that of Minera Li, are subject to numerous Chilean and international laws and regulations governing the operation and maintenance of our facilities and the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

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

Companies must meet, maintain and abide by strict environmental regulations in accordance with Chilean and international laws and regulations. We will also have to abide and comply with national labor laws that protect and govern our employees. We believe that between our management team, our consultants and the experts we have hired, we will be able to satisfy any and all regulatory and compliance requirements. We are unable to assess the cost of complying with all of the regularity requirements at this stage, however, non-compliance may result in us or Minera Li being unable to continue exploration, construction or operation of a mine.

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

Employees

We have five full-time employees and/or contract employees, including our Chief Executive Officer and Chief Financial Officer. In addition, we engage several advisors and consultants.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries

We currently have four wholly owned subsidiaries:

1.	Li3 Energy Peru SRL, a private limited company organized under the laws of Peru;

2.	Alfredo Holdings, Ltd., an exempted limited company incorporated under the laws of the Cayman Islands;

3.	Li3 Energy Copiapó, SA (previously called Pacific Road Mining Chile, SA), a Chilean corporation which is a subsidiary of Alfredo Holdings, Ltd.; and

4.	Noto Energy SA, an Argentinean corporation.

Following the BBL Transaction on January 27, 2014, we retain 49% ownership of Minera Li (previously a 100% owned subsidiary). Minera Li holds 60% ownership of SLM Litio 1-6, a group of six private companies (the “Maricunga Companies”).

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

These properties make lithium an excellent material for manufacturing batteries (lithium-ion batteries). According to the U.S. Geological Survey’s (“USGS”) “Mineral Commodity Summaries 2014”, issued in February 2014, batteries accounted for 29% of lithium end-usage globally, and we expect demand for lithium from the battery segment to grow along with demand for such batteries. Although lithium markets vary by location, global end-usage was estimated by the USGS as follows: ceramics and glass, 35%; batteries, 29%; lubricating greases, 9%; continuous casting mold flux powders, 6%; air treatment, 5%; polymer production, 5%; primary aluminum production, 1%; and other uses, 10%. Lithium use in batteries has increased significantly in recent years because rechargeable lithium batteries are used extensively in portable electronic devices, and have been used increasingly in electric tools, electric vehicles, and grid storage applications. Lithium is extracted from solutions called brines, which are associated with evaporate deposits, as well as from spodumene (a lithium aluminum silicate), which occurs in a rock called pegmatite.

Historically, especially during the period leading up to and during World War II, lithium was designated a strategic metal, heavily used in the aircraft industry because it is light and strong. During this period, the mineral spodumene (a lithium aluminum silicate) was mined by open pit hard rock mining methods and processed to recover the lithium. During the post-war period, lithium production from the higher cost hard rock mines was replaced by the lower cost extraction of lithium from the mineral rich brines associated with evaporite deposits. Evaporite deposits occur in environments characterized by arid conditions with extremely high evaporation rates. This environment typically occurs at high altitudes, greater than 3,000 meters above sea level, so evaporite deposits occur in only a very few locations in the world, including China (the province of Qinghai and the Autonomous Region of Tibet); the Puna Plateau, a high altitude plateau covering part of Argentina, Chile, Bolivia and the southern portion of Peru; and in a small region in Nevada, which is the core of what is called the Great Basin of the western United States.

Brine extraction (mining) and the recovery of lithium and other economic compounds is analogous to pumping water from an aquifer, but instead of fresh water, the water contains a variety of mineral salts in solution, including lithium, potassium (K), magnesium (Mg) and sodium (Na). This form of “mining” is much more efficient, cost effective and environmentally friendly than open pit mining. However, the processing cost of brine extraction can vary by a wide range, depending largely on:

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

The lithium concentration in the brines is typically measured in parts per million (ppm) or weight percentages. A highlithium concentration is most desirable. However, high local evaporation rates can compensate for lower lithium concentrations.

Providing that lithium contents are high enough, the magnesium to lithium (Mg:Li) ratio is another important chemical feature in assessing favorable brine chemistry and the ultimate economic viability of a site at an early stage. The lower the ratio the better, as a high ratio means that, during the evaporation process, an increasing amount of lithium will be trapped (“entrained”) in the magnesium salts when they crystallize early. This will ultimately lead to a lower lithium recovery rate and thus less profitability. High Mg:Li ratios also generally mean that more soda ash (Na 2 CO 3) reagent is required during the processing of the brine and, therefore, may add significantly to costs.

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

The Maricunga Project is currently in the exploration phase, seeking to define the type, extent, location and value of deposits.

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

Global Market

Based on the most recent available information from the United States Geological Survey (“USGS”) issued in February 2014, worldwide lithium production increased in 2013. According to the report, production of one major lithium producer in Chile increased through the first half of 2013, while the other major Chilean producer reduced output owing to increased lithium production from other countries. Argentina’s major lithium producer increased production capacity during the year. Industry analysts and the major lithium producers expected worldwide consumption of lithium in 2013 to be approximately 30,000 tons, an increase of 6% from that of 2012. Lithium prices, on average, remained flat owing to the balanced increase in worldwide lithium consumption and supply. Many companies continued exploring for lithium, with numerous claims in Nevada, as well as in Argentina, Australia, Bolivia, and Canada, having been leased or staked.

Subsurface brines have become the leading raw material for lithium carbonate production worldwide because of lower production costs compared with the mining and processing costs for hard-rock ores. Owing to growing lithium demand from China in the past several years, however, mineral-sourced lithium regained market share and was estimated to account for one-half of the world’s lithium supply in 2013. Two brine operations in Chile and a spodumene operation in Australia dominated world production. Argentina produced lithium carbonate and lithium chloride from brines. China produced lithium carbonate, lithium chloride, and lithium hydroxide from domestic brinesand domestic and imported spodumene. In the United States, the brine operation in Nevada doubled production capacity in 2013. New brine and spodumene operations in Argentina and Canada, respectively, were expected to be commissioned in 2014. Lithium minerals were used directly as ore concentrates in ceramics and glass applications worldwide and, increasingly, as feedstock for lithium carbonate, lithium hydroxide, and other lithium compounds in China.

Owing to China’s growing demand for lithium compounds, its chemical producers were importing high-quality spodumene to use at its lithium chemical facilities. Australia’s leading lithium ore miner doubled its production capacity in 2012 to 110,000 tons per year of lithium carbonate equivalent, and in 2013, a Chinese lithium chemical producer acquired the mine. A new Australian lithium chemical producer opened a plant in China to convert Australian lithium concentrate to battery-grade lithium carbonate.

Rechargeable batteries were the largest potential growth area for lithium compounds. Demand for rechargeable lithium batteries exceeds that of other rechargeable batteries for use in cellular telephones, cordless tools, MP3 players, and portable computers and tablets. Major automobile companies were developing lithium batteries for electric and hybrid electric vehicles. Non-rechargeable lithium batteries were used in calculators, cameras, computers, electronic games, watches, and other devices.

According to the USGS, Chile is the leading lithium producer in the world. Australia, China, Argentina and the United States are also major producers. The 2014 edition of the USGS Mineral Commodity Summaries gives the following estimated world lithium mine production (in metric tons of lithium content):

	Mine production
	2013 (est.)		2012
Chile	13,500		13,200
Australia	13,000		12,800
China	4,000		4,500
Argentina	3,000		2,700
Zimbabwe	1,100		1,060
Portugal	570		560
Brazil	150		150
United States(1)	Withheld		Withheld
World total (rounded)	35,000	[1]	35,000	[1]

(1)	Excludes U.S. production.

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

Demand for Lithium

According to the February 2014 signumBOX Performance Index, Global lithium demand is expected to grow at a base rate of 6% in 2014 from 2013 rates. The increase in the growth rate is due primarily to an increase in demand from the battery industry, which is projected to grow at a base rate of 11.2% in 2014 from 2013. signumBOX forecast that lithium demand in the following five years will grow on a base scenario at a rate of about 5.8% annually, and then will start to grow faster as the developments of hybrid and electric vehicles allow them to be more affordable. signumBOX predict that while in the short run the main driver of the lithium demand will be batteries for electronic devices, by the end of the decade lithium in batteries for electric cars will almost reach the use of lithium in batteries for electronic devices.

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

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, MANY OF WHICH WE CANNOT CONTROL OR PREDICT.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS.  IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER, AMONG OTHER THINGS, THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE MATTERS SET FORTH BELOW.  IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, THEN OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

We are in the exploration and development stage and our planned principal operations have not commenced. Currently we have no revenues. Our business plan depends on our ability to explore for and develop mineral reserves and place any such reserves into extraction. Because we have a limited operating history, it is difficult to predict our future performance.

Although we were formed in June 2005, we continue to be in the exploration and development stage. Therefore, we have limited operating and financial history available to help potential investors evaluate our past performance and the risks of investing in us. Moreover, our limited historical financial results may not accurately predict our future performance. Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. As a result of the risks specific to our new business and those associated with new companies in general, it is possible that we may not be successful in implementing our business strategy.

We have generated no revenues to date and do not anticipate generating any revenues in the near term. Our activities to date have been limited to capital formation, organization, acquisition of interests in mining properties and limited exploration on the Maricunga Project, of which we currently hold a minority interest. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our success is significantly dependent on a successful exploration, mining and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate exploitable quantities of mineral resources or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our Company.

Our past losses raise doubt about our ability to continue as a going concern.

The consolidated financial statements contained herein have been prepared assuming we will continue as a going concern. At June 30, 2014, we had no source of current revenue, had a cash balance of $38,490 and negative working capital of $2,017,522.

In order to address the Company’s funding requirements to execute its business plan for the development of its primary mining concession assets (the Maricunga Project), on January 27, 2014, Li3 Energy executed the BBL Transaction, under which BBL acquired 51% of Minera Li. Concurrent with the execution of the BBL Transaction, the Company and BBL also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li (the “Shareholders Agreement”).

Pursuant to the terms of the BBL Transaction and the Shareholders Agreement:

·	Li3 Energy will receive $1,000,000 upon completion of certain Maricunga Project milestones, or at the latest, on January 27, 2016.

·

BBL will provide the Company with the BBL Credit Facility of $1,800,000 to provide Li3 Energy working capital. The BBL Credit Facility will allow the Company to draw $100,000 during May 2014, and $200,000 per month thereafter, until the Maximum Amount of $1,800,000 is reached. The loans will be secured by the Company’s ownership interest in Minera Li. Repayment of each drawdown will be 18 months from the drawdown date, at 8.5% interest per annum. As of the date of this filing, the Company has received $640,000 under the BBL Credit Facility.

·	BBL will finance Li3 Energy´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans will be due 24 months from receipt and interest will be charged at 12% per annum. Specific limits for these loans have not been established and will be negotiated in good faith between the Company and BBL.

Assuming the Company can maintain its current negative working capital deficit which is subject to the continuing forbearance of vendors and certain investors, the Company believes that the transaction described above should provide sufficient working capital to maintain its basic operations for at least the next 12 months.

We have sustained and continue to sustain losses as a result of our operations and cannot predict if and when we may generate profits.  In the event we identify commercial reserves of lithium or other minerals, it will require substantial additional capital to develop those reserves. We expect to finance our operations primarily through future equity or debt financing. However, as discussed in the notes to our consolidated financial statements included elsewhere in this Report, there exists substantial doubt about our ability to continue as a going concern because there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mineral operations are subject to applicable law and government regulation, which could restrict or prohibit the exploitation of that mineral resource.

Both mineral exploration and extraction in Chile require obtaining mining concessions as well as permits from various foreign, federal, state, provincial and local governmental authorities, as the case may be, and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the mining rights and permits required for the continued exploration of mineral properties or for the construction and operation of a mine on its properties (especially but not limited to extracting lithium) nor that it will be able to obtain or maintain any of such rights and permits at economically viable costs.

In Chile, the Chilean Organic Law on Mining Concessions (“LOCM”) and the Chilean Mining Code (“CMC”) provide that lithium may not be granted in a mining concession initiated after January 1, 1979. As a result, only mining exploitation concessions initiated before January 1, 1979 are authorized for the exploitation of lithium. For all other cases, the CMC establishes the reserve of lithium to Chile and expressly provides that the exploration or exploitation of “non-concessible” substances (including lithium) can be performed only directly by the State of Chile, or its companies, or by means of administrative concessions or special operation contracts, fulfilling the requirements and conditions set forth by the President of Chile for each case. Additionally, Law 16,319, which created the Chilean Nuclear Energy Commission (the “NEC”), provides in its article 8 that, for reasons of national interest, any act or contract in connection with lithium will require the previous authorization of NEC (or have NEC as a party thereto). Once any such authorization is granted to an applicant, NEC is not authorized to amend it or terminate it, nor the applicant to resign it, for reasons other than those set forth in the resolution granting it. The Chilean government is currently reviewing this law to allow private companies to exploit lithium.

As the constitution process of the Cocina Mining Concessions was initiated in 1937, Minera Li, as the owner of the Cocina Mining Concessions, is authorized to exploit lithium in the area covered by the Cocina Mining Concessions. However, as the constitution process of SLM Litio 1-6 was initiated in 2000, the Maricunga Companies are not authorized to exploit lithium in the area covered by such concessions, unless they also obtain a CEOL authorizing such exploitation. At the date of this report there is no assurance that the Chilean Government will begin another CEOL process.

Our option on the Alfredo Property has expired, and we may have a continuing obligation in the event we develop future iodine nitrate properties in Chile.

On August 3, 2010, we signed an agreement to acquire Alfredo Holdings, Ltd. which held an option to acquire six mining concessions in PozoAlmonte, Chile. We allowed the option to expire because we determined that the project was not economically viable. Pursuant to an amendment to our agreement with the Alfredo Sellers, if and when certain milestones are achieved with respect to any future Li3 Energy iodine nitrate project in Chile, we must make additional payments to the Alfredo Sellers in an aggregate amount of up to $5.5 million. There can be no assurance that financing sufficient to make such payments will be available to us when needed. We are not currently planning to explore, exploit or develop any iodine nitrate project in Chile.

All of the properties in which we retain an ownership interest are in the exploration stage. Investment in exploration projects increases the risks inherent in our mining activities. There is no assurance that the existence of any mineral resource can be established on any of the properties in commercially exploitable quantities, and mining operations may not be successful.

We have not established that any of the mineral properties in which we retain an ownership interest contain any meaningful levels of mineral reserves. There can be no assurance that future exploration and mining activities will be successful.

A mineral reserve is defined by the SEC in its Industry Guide 7 (which can be viewed at http://www.sec.gov/divisions/corpfin/forms/industry.html.secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. There can be no assurance that we will ever establish any mineral reserves.

Even if a meaningful mineral reserve is eventually discovered on one or more of the properties, there can be no assurance that the properties will be able to be developed into producing mines and that resources will be able to be extracted from those properties. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines. Furthermore, we cannot be sure that an overall exploration success rate or extraction operations within a particular area will ever come to fruition and, in any event, production rates inevitably decline over time. The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

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

If the existence of a mineral resource is established in a commercially exploitable quantity on any of the properties in which we retain an ownership interest, we will require additional capital in order to finance the development of the property into a producing mine. If we are unable to obtain additional funding, our business operations will be harmed and if we do obtain additional financing, existing shareholders may suffer substantial dilution.

If mineral resources are discovered in commercially exploitable quantities on any of the properties in which we retain an ownership interest, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis.

Pursuant to the Shareholders Agreement, BBL has agreed to provide funding for our share of the development of the Maricunga Project until construction permits are in place. To continue developing the property from that stage into a producing mine, we will need to fund our 49% share of the development costs or risk dilution of our 49% ownership interest. We currently do not have any contracts or firm commitments for additional financing. There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all. An inability to obtain additional capital would restrict our ability to grow and could diminish our ability to continue to conduct our business operations. If we are unable to obtain additional financing, we will likely be required to curtail exploration and development plans and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

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

Lithium and potash prices are subject to unpredictable fluctuations, making it difficult to predict the economic viability of the exploration properties and projects that we retain an ownership interest in.

We may derive revenues, if any, from income or loss from our equity investment in Minera Li or from the sale of our equity interest in Minera Li. Minera Li will derive its revenues, if any, either from the extraction and sale of lithium and potash, as well as other potentially economic salts produced from the lithium salar brines, or from the sale of its mineral resource properties. The price of these commodities may fluctuate widely, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products. The effect of these factors on the price of these minerals, and therefore the economic viability of any of Minera Li´s exploration properties and projects, cannot accurately be predicted.

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

We owe certain of our shareholders approximately $746,000 in cash as of June 30, 2014 as a result of certain registration rights penalties. While we intend to obtain waivers from each of these shareholders to ameliorate this debt, there is no guarantee that we will be able to do so in terms that are favorable to us.

On March 22, 2011, our board of directors approved a private placement offering with respect to an aggregate of 23,920,071 units of its securities, for aggregate gross proceeds of approximately $6,458,189 ($5,720,918 net after offering expenses and placement agent fees). We also issued to placement agents and finders warrants to purchase an aggregate of 1,913,606 shares of common stock at an exercise price of $0.27 per share and exercisable for a period of three years. Pursuant to a registration rights agreement for this offering, we agreed to file a registration statement with the SEC within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the warrants under the Securities Act, and to use its best efforts to cause such registration statement to become effective within 150 days after the filing date, all at our expense. Pursuant to the registration rights agreement, in the event we did not meet these deadlines, we agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured (up to an aggregate maximum penalty of 10%, or $645,819).We were required to file the registration statement by June 21, 2011, however the registration statement was not filed until July 1, 2011, and we recorded a monetary penalties accrual of $38,750. We were required to cause the registration statement to become effective by November 28, 2011, however the registration statement was not effective until March 19, 2012, and we increased the monetary penalties accrual to $518,243, (plus accrued interest of $228,006, included in accrued expenses, which is calculated at 18% per annum for registration rights penalties considered past due), and the penalty has not yet been paid as of June 30, 2014.

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

Our most significant asset is our 49% ownership interest in Minera Li, which owns the Maricunga Project. If we lose, abandon or otherwise dispose of our interest in Minera Li, there is no assurance that we will be able to acquire any other mineral properties of merit.

Title to properties in which we retain an ownership interest may be challenged, impugned or revoked or be subject to undetected defects, which may result in the loss of all or a portion of our rights or interests.

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

BBL, who holds the controlling interest in Minera Li, may decide that they do not wish to continue with the development of Minera Li´s assets.

If BBL decides that they do not wish to continue with the development of Minera Li´s assets, we may be unable to execute our business plan for developing the Maricunga Project which could significantly adversely impact our prospects and future revenues.

RISKS RELATED TO OUR COMMON STOCK

There is currently a limited public market for our common stock, and there may not ever be an active market for our common stock.

There currently is a limited public market for our common stock. Further, although our common stock is currently quoted on the OTC Bulletin Board (the “OTCQB”), trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock. Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time. There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Capital Market, we expect our common stock to remain eligible for quotation on the OTCQB, or on another over-the-counter quotation system. The OTCQB is part of the OTC Market Group, an unorganized, inter-dealers, over-the-counter group of markets that provides significantly less liquidity than the New York Stock Exchange or the Nasdaq Capital Market. No assurances can be given that we will ever obtain a listing for our securities on a senior exchange. The trading price of our common stock is therefore expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. Investors may find it difficult to obtain accurate quotations as to the market value of our common stock. The eligibility standards of the OTCQB have recently changed and include, amongst other things, a minimum bid price test of $0.01 and the payment of an annual fee. If we fail to meet the OTCQB standards, we will be downgraded to OTC Pink. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

Our common stock is subject to the “penny stock” rules of the SEC and FINRA’s sales practice requirements, and the trading market in our common stock is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in the stock.

Broker-dealer practices in connection with the “penny stock” are regulated by certain penny stock rules adopted by the SEC. which defines “penny stock,” as any equity security that has a market price of less than $5.00 per share (other than securities registered on certain national securities exchanges and on Nasdaq). For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination, in writing, that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that becomes subject to penny stock rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information, including bid and offer quotations, for the penny stock held in the account and information on the limited market in penny stocks.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby. We are currently authorized to issue an aggregate of 1,000,000,000 shares of capital stock consisting of 990,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of September 26, 2014, there are 438,047,987 shares of our common stock and no shares of our preferred stock outstanding. There are 1,633,333 shares of our common stock reserved for issuance under our 2009 Equity Incentive Plan (the “2009 Plan”), of which we have 1,450,000 nonqualified stock options and 86,666 restricted stock units outstanding. Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. In addition, there are 112,540,619 shares of our common stock issuable upon the exercise of outstanding warrants and another approximately 3,464,432 shares issuable upon conversion of outstanding convertible promissory notes.

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

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at June 30, 2014 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right. However, we cannot be certain that any claims for damages will not exceed such an amount. This uncertainty may have a material adverse effect on the market price of our common stock.

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

The information set forth above under “Business” relating to the exploration properties within the Salar de Maricunga owned by Minera Li, is incorporated herein by reference. We hold a 49% ownership interest in Minera Li.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

Ware currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 4.	MINE SAFETY DISCLOSURES

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended June 30, 2014, despite the fact Li3 Energy, Inc. is outside the “Mine Act” jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

As of September 26, 2014, there were 438,047,987 shares of our common stock issued and outstanding, 112,540,619 shares issuable upon exercise of outstanding warrants and other rights, approximately 3,464,432 shares issuable upon conversion of outstanding convertible notes, 83,333 shares of common stock issuable upon vesting of restricted stock units, and 1,450,000 shares issuable upon exercise of outstanding options. Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. On September 26, 2014, there were approximately190 holders of record of shares of our common stock.

Since July 1, 2006, our common stock has been listed for quotation on the OTCQB, originally under the symbol “MYTC.” Our symbol changed to “NNDY” in July 2008 in connection with our name change to Nano Dynamics Holdings, Inc. Our symbol changed to “LIEG” effective November 18, 2009, in connection with our name change to Li3 Energy, Inc. The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange.

The following table sets forth the high and low bid prices for our common stock for the fiscal quarters indicated as reported on the OTCQB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCQB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our Common Stock is thinly traded and, thus, pricing of our common stock on the OTCQB does not necessarily represent its fair market value.

Fiscal Year Ending June 30, 2013	High	Low
First Quarter	$0.1000	$0.0500
Second Quarter	0.0800	0.0400
Third Quarter	0.0600	0.0300
Fourth Quarter	0.0600	0.0400

Fiscal Year Ending June 30, 2014	High	Low
First Quarter	$0.0400	$0.0200
Second Quarter	0.0300	0.0100
Third Quarter	0.0600	0.0100
Fourth Quarter	0.0300	0.0100

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

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors adopted, and our stockholders approved, our 2009 Equity Incentive Plan (the “2009 Plan”) on October 19, 2009. The 2009 Plan reserves a total of 5,000,000 shares of our common stock for issuance pursuant to awards granted thereunder. If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan. As of the date of this report, we have issued 3,366,667 shares of our common stock under the 2009 Plan, and 1,633,333 shares remain reserved for issuance.

We have currently granted the following awards under the 2009 Plan:

(a)	awards of 1,450,000 non-qualified stock options with a weighted average exercise price of approximately $0.22 per share, none of which have been exercised. All of the stock options have vested and have five year terms;

(b)	an award of 2,500,000 shares of restricted stock which are fully vested and issued; and

(c)	awards of restricted stock units with respect to 950,000 shares of common stock, of which 866,667 are fully vested and issued and 83,333 vest in March 2015.

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

The following table provides information as of June 30, 2014, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Weighted-
		average	Number of securities
	Number of securities	Exercise price of	remaining available for
	to be issued upon	Outstanding	future issuance under equity
	exercise of	options,	compensation plans
	outstanding options,	Warrants and	(excluding securities reflected
	warrants and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,450,000	$0.22	183,333	(2)
Equity compensation plans not approved by security holders	-	-	-
Total	1,450,000	$0.22	183,333	(2)

(1)	Represents the 2009 Equity Incentive Plan.
(2)	83,333 of such shares are reserved for issuance pursuant to Restricted Stock Units granted under the 2009 Plan.

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

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.	MANAGEMENT´S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a South America based exploration company in the lithium and potassium mining sector. We aim to acquire and develop a unique portfolio of lithium and potassium brine projects in the Americas.

All of our mineral rights in SLM Litio 1-6 and the Cocina Mining Concessions are held by Minera Li, and during January 2014, the Company completed the BBL Transaction which resulted in 51% of the ownership interest in Minera Li being held byBBL. The Company retains 49% ownership of Minera Li.

As of June 30, 2014, Minera Li owned (a) a 60% interest in SLM Litio 1-6, which consists of mining concessions covering an area of approximately 1,438 hectares in the Salar de Maricunga in northern Chile; and (b) the Cocina Mining Concessions, covering 450 hectares located adjacent to SLM Litio 1-6.

The Company is currently evaluating additional exploration and production opportunities.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission (“SEC”) (the “Form 10-K”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of, and for the years ended, June 30, 2014 and 2013, are based on our audited consolidated financial statements as of June 30, 2014, and for the years ended June 30, 2014 and 2013.

You should read this discussion and analysis together with such consolidated financial statements and the notes thereto.

Going Concern

At June 30, 2014, the Company had no source of current revenue, a cash balance on hand of $38,490 and negative working capital of $2,017,522.

In order to address the funding requirements to execute our business plan for the development of the Maricunga Project, on January 27, 2014, the Company entered into a Purchase and Sale Agreement (the “BBL Sale Agreement”) with BBL SpA, (“BBL”), pursuant to which BBL acquired 11 of our 60 shares of Minera Li (the “Share Purchase”) for a cash payment. In connection with the Share Purchase, Minera Li held a shareholders’ meeting, pursuant to which Minera Li issued 40 additional shares (the “Additional Shares”) to BBL (the “Issuance” and together with the “Share Purchase”, the “BBL Transaction”). As a result of the BBL Transaction, BBL became the majority shareholder of Minera Li holding 51% ownership, and the Company retains a 49% interest. Concurrent with the execution of the BBL Transaction, the Company and BBL also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li (the “Shareholders Agreement”).

Pursuant to the terms of the BBL Transaction and the Shareholders Agreement:

·	Li3 Energy will receive $1,000,000 upon completion of certain Maricunga Project milestones, or at the latest, on January 27, 2016.

·

BBL will provide the Company with a credit facility of $1,800,000 to provide Li3 Energy working capital (the “BBL Credit Facility”). The BBL Credit Facility will allow the Company to draw $100,000 during May 2014, and $200,000 per month thereafter, until the maximum $1,800,000 (the “Maximum Amounts”) is reached. The loans will be secured by the Company’s ownership interest in Minera Li. Repayment of each drawdown will be 18 months from the drawdown date, at 8.5% interest per annum. As of the date of this filing, the Company has received $640,000under the BBL Credit Facility.

·	BBL will finance Li3 Energy´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans will be due 24 months from receipt and interest will be charged at 12% per annum. Specific limits for these loans have not been established and will be negotiated in good faith between the Company and BBL.

Assuming the Company can maintain its current negative working capital deficit which is subject to the continuing forbearance of vendors and certain investors, the Company believes that the transaction described above should provide sufficient working capital to maintain its basic operations for at least the next 12 months.

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

Operational Update

The BBL Transaction

On January 27, 2014, Li3 Energy entered into the BBL Sale Agreement with BBL, pursuant to which BBL acquired from the Company eleven of its sixty shares of Minera Li (the “Share Purchase”) for a cash payment of $1,500,000 which was received by the Company on January 28, 2014. In connection with the Share Purchase, Minera Li held a shareholders’ meeting, pursuant to which Minera Li issued forty additional shares (the “Additional Shares”) to BBL in exchange for a cash payment of $5,500,000 (the “Issuance”, and together with the “Share Purchase”, the “BBL Transaction”). As a result of the BBL Transaction, BBL became the majority shareholder of Minera Li, with the Company retaining a 49% interest in Minera Li.

Concurrent with the execution of the Agreement, the Company and BBL also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li (the “Shareholders Agreement”). Under the Shareholders Agreement, BBL will pay $1,000,000 (the “Additional Payment”) to the Company upon the earlier of its completion of certain milestones (the “Milestones”) relating to the permitting and development of the Maricunga Project and January 27, 2016. The Company recorded the present value of the Additional Payment receivable of $992,443 as receivable on sale of investment in the consolidated balance sheets.

BBL agreed to finance the Company’s exploration and development expenses until the Maricunga Project reaches full permitting and is ready for construction by providing loans due 24 months from receipt at an interest rate of 12% per annum. The loans will be secured by the Company’s ownership interest in Minera Li. Specific limits for these loans have not been established and will be negotiated in good faith between BBL and Li3 Energy.

In addition to the foregoing financing, BBL also committed to provide the Company with a line of credit (the “BBL Credit Facility”) in the amount of $1,800,000 (the “Maximum Amount”). The BBL Credit Facility will be available from May 2014 until March 31, 2015, and can be drawn down by the Company as follows: (i) $100,000 beginning in May 2014 and (ii) $200,000 every month thereafter, until the Maximum Amount is reached. Each drawdown must be repaid within 18 months of the drawdown date, at 8.5% interest per annum. The BBL Credit Facility is secured by the Company’s ownership interest in Minera Li. The proceeds of the BBL Credit Facility will be used for the working capital needs of the Company. Through June 30, 2014, BBL has loaned the Company $240,000.

The Company determined that immediately following the BBL Transaction, it ceased to have voting and management control of Minera Li and therefore accounted for the sale of the 51% of Minera Li by deconsolidating the subsidiary from its consolidated financial statements in accordance with ASC 810 - Consolidation. The Company´s remaining 49% interest in Minera Li has been treated as an equity investment in accordance with ASC 323 - Investments - Equity Method and Joint Ventures. The Company determined that the fair value of the Company´s remaining investment in Minera Li immediately following the BBL Transaction was $7,679,014, and a loss on sale of investments of $43,315 relating to the deconsolidation was recorded in the consolidated statement of operations for the year ended June 30, 2014.

Maricunga Project

The Maricunga Project consists of approximately 1,888 hectares, and is located in the northeast section of the Salar de Maricunga, the second largest lithium-bearing salt brine deposit in Chile. It consists of Minera Li´s 60% controlling interest in SLM Litio 1-6 (1,438 hectares) and the Cocina Mining Concessions (450 hectares).

In September 2011, in order to provide funding to begin the initial assessments of producible minerals from SLM Litio 1-6, we entered into a subscription agreement with POSCO Canada Ltd. (“POSCAN”), a wholly owned subsidiary of POSCO (a South Korean company). In accordance with the subscription agreement, POSCAN purchased 38,095,300 Units of our securities for approximately $8 million, with each “Unit” consisting of one share of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $0.40 per share. In September 2014, the 38,095,300 warrants expired unexercised.

In May 2012, we reported the completion of the NI 43-101 Compliant Measured Resource Report of the Canadian Securities Administrators (NI 43-101) that summarized and validated the results of the Phase One Exploration and Development Program.

The report was prepared by Donald H. Hains, Principal of Hains Technology and Associates, who is a “Qualified Person” as defined by NI 43-101. The NI 43-101 Compliant Measured Resource Report on SLM Litio 1-6 demonstrates that SLM Litio 1-6 has high grades of lithium and potassium and recommended the project to advance to the feasibility study stage. The report included the following conclusions and recommendations:

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

On August 17, 2012, (the “Second Closing”), POSCAN purchased an additional 62,499,938 Units of our securities for gross proceeds of $9,999,990, with each “Unit” consisting of one share of common stock for $0.16 per share and a three-year warrant to purchase one share of common stock for $0.21 per share. In connection with the transaction, we agreed to reduce the exercise price of all of the warrants previously sold to POSCAN from $0.40 per share to $0.21 per share and issued to POSCAN a two-year warrant (the “Bonus Warrant”) to purchase 5,000,000 shares of our common stock at an exercise price of $0.15 per share. The Bonus Warrant expired unexercised during August 2014.

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

The Chilean government subsequently decided to invalidate the CEOL process due to an administrative error, as well as rescinding the CEOL Basis, which defined the regulations of the CEOL process. The Company submitted several appeals to the Chilean government requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. The appeals have been rejected by the Chilean government. In June 2014, Chile´s President and Minister of Mining signed a decree for the establishment of the National Lithium Commission, which will work to recommend, by October or November of 2014, a new state policy for the exploitation of lithium and promotion and development of new projects in Chile. This is a positive step forward in our continued efforts of seekinga permit to exploit lithium from SLM Litio 1-6.

In October 2012 the Company filed a request for approval of the Environmental Impact Declaration for the SLM Litio1-6 concessions with the Chilean Environmental Authority. This approval was received in March 2013 and allows us to advance the development of SLM Litio 1-6 toward a feasibility study.

On April 16, 2013, Minera Li entered into a purchase agreement (the “Cocina Purchase Agreement”) with Jose Resk Nara and Carlos Alfonso Iribarren (the “Cocina Sellers”) whereby it purchased all of the outstanding shares of SLM Cocina Diecinueve de la Hoyada de Maricunga, a Chilean legal mining company (the “Cocina Company”). Cocina Company was the sole owner of a group of exploitation mining concessions named Cocina 19 through 27 (the “Cocina Mining Concessions”)comprising 450 hectares and increasing the Company´s land holdings within Maricunga to 1,888 hectares.

The Cocina Mining Concessions were constituted prior to the 1979 Lithium Exploitation Restrictions, meaning that, from a mining law point of view, Minera Li is authorized to exploit lithium in the area covered by those concessions. As with any mineral exploitation in Chile, Minera Li requires all other permits which according to Chilean law are necessary to exploit minerals.

Pursuant to the Cocina Purchase Agreement, Minera Li agreed to pay the Cocina Sellers $7.3 million, of which $2.0 million was paid on the Closing Date, $2.0 million was to be paid on July 16, 2013, $1.8 million was to be paid on October 16, 2013 and $100,000 was to be paid annually on each of April 16 for 15 years, beginning in 2014.The Cocina Mining Concessions were mortgaged in favor of the Cocina Sellers as a security for the remaining payment as specified on the Cocina Purchase Agreement.

The Company did not make the required July 16, 2013 payment of $2,000,000, and verbally agreed with the Cocina Sellers to defer the payment until October 2013 for an additional payment of $300,000.

On November 13, 2013, the Company entered into an agreement with the Cocina Sellers and BBL in which it was agreed that the total purchase price of the Cocina Mining Concessions would be reduced from $7,600,000 (being $7,300,000 per the Cocina Purchase Agreement plus the penalty for late payment of $300,000) to $6,600,000 and that BBL would assume the remaining payment obligations required to be made to the Cocina Sellers of $4,600,000. Pursuant to the agreement, Minera Li was required to repay the $4,600,000 to BBL. The amount payable by Minera Li to BBL of $4,600,000 was paid in connection with the BBL Transaction which was completed in January 2014.

Prior to the sale of Minera Li to BBL, the Company recognized an impairment charge of $6,485,438 to write the mineral rights down from their carrying value to their estimated fair value.

While the current plan for the Maricunga Project is to exploit lithium and potash from both SLM Litio 1-6 and the Cocina Mining Concessions, if no permit for lithium exploitation is obtained for SLM Litio 1-6, Minera Li plans to produce lithium carbonate and potash from the Cocina Mining Concessions in conjunction with producing potash only from SLM Litio 1-6. The NI 43-101 Compliant Measured Resource Report shows that potassium resources are available in these properties. The majority of the past and current technical work performed on the project is applicable to the production of lithium and/or potassium. Potassium exploitation does not require special permits and it is exploitable via regular mining concessions, according to the Chilean Mining Code. Initial estimations suggest that a potash project is economically feasible. However, there can be no assurance that Minera Li will be able to obtain the permits necessary to exploit any minerals that our exploration activities discover in a timely manner or at all.

In March 2013, POSCO announced that it has developed a chemical lithium extraction technology that reduces recovery time from around 12 months to less than a few days. According to POSCO, the technology increases the lithium recovery rate from a maximum of 50% using traditional evaporation ponds to more than 80%, and the lithium carbonate produced is more than 99.9% pure. If the Maricunga Project progresses to production stage, Minera Li plans to utilize this technology as the means of extraction in order to gain efficiencies.

Maricunga Minority Shareholders’ Lawsuit Update

Certain of the Company´s minority shareholders did not make payments to the Company for their respective shares of the exploration expenses incurred on SLM Litio 1-6. As a result, all of the expenses incurred by the Maricunga Companies up to the BBL Transaction date were funded by the Company. The Company recorded 40% of the expenses incurred by the Maricunga Companies to the non-controlling interest, or $2,596,551 and $18,798,439, respectively, during the years ended June 30, 2014 and 2013, respectively.

The Company had filed lawsuits distributed to four civil courts of Copiapo, third regions of Atacama, Chile, against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their 40% share of the properties. The lawsuits were at various stages.

On January 27, 2014, Li3 Energy executed an agreement (the “Tierras Agreement”) with Tierras Raras SpA (“Tierras Raras”), an affiliate of BBL. Pursuant to the Tierras Agreement, Tierras Raras agreed to purchase all of the interests of the SLM Litio 1-6 minority shareholders, and, in conjunction with the purchase, to pay $1,600,000 to Minera Li, which in turn would pay the funds to Li3, as consideration for the settlement and release by the Company of all claims against the SLM Litio 1-6 minority shareholders. The transactions contemplated by the Tierras Agreement closed in February 2014, and the Company received $1,555,000 in settlement on February 26, 2014, which was recorded as a gain on settlement in the consolidated financial statements for the year ended June 30, 2014.The Company agreed that $45,000 would be retained in Minera Li in order to settle liabilities incurred prior to the BBL Transaction date. No additional amounts are owed to the Company in connection with this settlement agreement.

Strategic Plan

Part of our strategic plan is to ensure that Minera Li explores and develops the existing Maricunga Project while simultaneously identifying other synergistic opportunities with new projects with production potential that could also be advanced in an accelerated manner, with the goal of becoming a company with valuable lithium, potassium and other industrial minerals properties. Our primary objective is to become a low cost lithium and potash producer utilizing improved technologies for the extraction of lithium and potash from brines in an accelerated manner. The key to achieving this objective is to become an integrated chemical company through the strategic acquisition and development of lithium and potassium assets, as well as other assets that have by-product synergies.

While Minera Li´s current plan for the Maricunga Project is to exploit lithium and potash from both SLM Litio 1-6 and the Cocina Mining Concessions, if no permit for lithium exploitation is obtained for SLM Litio 1-6, the Company expects Minera Li will produce lithium carbonate and potash from the Cocina Mining Concessions in conjunction with producing potash only from SLM Litio 1-6.The NI 43-101 Compliant Measured Resource Report shows that potassium resources are available in SLM Litio 1-6. Our strategic plan always included the production of a potassium by-product alongside lithium. Potassium exploitation does not require special permits and is exploitable via regular mining concessions, according to the Chilean Mining Code.

Following the completion of the BBL Transaction, BBL and the Company are fully committed to advancing Minera Li’s Maricunga Project to the stage of full permitting. While we expect that the laws governing the exploitation of lithium in Chile will change by the time a feasibility study is completed on the Maricunga Project, thus enabling Minera Li to exploit lithium from SLM Litio 1-6, there can be no assurance that this will happen.

Results of Operations

Fiscal Year Ended June 30, 2014 Compared with Fiscal Year Ended June 30, 2013

Revenues

We had no revenues during the years ended June 30, 2014 and 2013.

Operating Expenses

Exploration expenses

During the years ended June 30, 2014 and 2013, we incurred exploration expenses of $47,240 and $489,671, respectively. The significant decrease in exploration expenses during the year ended June 30, 2014 is a result of delaying exploration activities due to limited funds available and the ultimate sale of 51% of Minera Li to BBL which agreed to fund future exploration expenses through additional loans until a permit is received. The expenses incurred during the year ended June 30, 2014 relate primarily to storage costs and legal fees incurred prior to the BBL Transaction, while the expenses incurred during the year ended June 30, 2013 relate to our efforts to obtain environmental permits required to take the project to feasibility study stage.

Losses from equity method investments

During the year ended June 30, 2014, we incurred a loss from equity method investments of $106,589. There was no loss from equity method investments during the year ended June 30, 2013. The loss incurred during the year ended June 30, 2014 resulted from the Company’s sale of its controlling interest in Minera Li on January 27, 2014, resulting in the deconsolidation of Minera Li from the consolidated accounts of the Company with the retained investment of 49% recorded as an equity method investment. The losses from equity method investments for the year ended June 30, 2014 of $106,589 reflect our share of the losses incurred by Minera Li from the date of its deconsolidation until June 30, 2014.

Mineral rights impairment expense

During the years ended June 30, 2014 and 2013, we incurred impairment expenses of $6,485,438 and $46,493,626, respectively, to write down the Litio 1-6 mineral rights to its estimated recoverable amount.

Gain on sale of mineral rights

On December 16, 2013, the Company agreed to sell certain mining concessions located in Chile (“Amarillo Ocho” and “Amarillo Diez” mining concessions) to a third party for $120,000. The mining concessions were acquired by the Company in 2012, and the sale price and gain on sale have been recognized during the year ended June 30, 2014.

Debt modification expense

A debt modification expense of $300,000 was recorded during the year ended June 30, 2014 as a result of deferring a payment due in July 2013 for acquisition of the Cocina Mining Concessions and as agreed on the extinguishment of the debt with the Cocina Sellers. There was no such expense incurred during the year ended June 30, 2013.

Gain on settlements, net

During the year ended June 30, 2014 and 2013, we recorded a gain on settlement of $1,536,822 and $12,559, respectively. The gain incurred during the year ended June 30, 2014 is a result of the receipt of $1,555,000 in settlement of lawsuits between the Company and the SLM Litio 1-6 minority shareholders, offset by settlement agreements entered into by the Company with respect to an aggregate of $320,498 of obligations, under which the Company issued an aggregate of 16,675,721 shares of the Company’s common stock. During the year ended June 30, 2013, the Company recorded a gain on settlements of $12,559 as a result of settlement agreements with respect to a total of $482,296 of obligations, under which the Company issued an aggregate of 7,198,294 shares of the Company’s common stock.

General and administrative expenses

Our general and administrative expenses for the years ended June 30, 2014 and 2013 consisted of the following:

			Increase
	June 30, 2014	June 30, 2013	(Decrease)
Rent	$40,958	$83,752	$(42,794)
Office expenses	13,373	37,670	(24,297)
Communications	27,977	55,943	(27,966)
Travel expenses	78,297	215,353	(137,056)
Legal fees	461,238	884,945	(423,707)
Accounting & finance fees	80,892	334,324	(253,432)
Audit fees	134,048	228,438	(94,390)
Other professional fees	193,589	340,331	(146,742)
Marketing &investor relations	98,046	37,769	60,277
Directors fees	221,997	244,000	(22,003)
Bank fees	5,504	7,844	(2,340)
Salaries & wages	576,651	1,245,948	(669,297)
Relocation expenses	-	40,479	(40,479)
Stock-based compensation	23,988	603,828	(579,840)
Depreciation & amortization	13,577	37,030	(23,453)
Penalties	40,000	120,000	(80,000)
Other	2,715	26,478	(23,763)
	$2,012,850	$4,544,132	$(2,531,282)

We incurred total general and administrative expenses of $2,012,850 for the year ended June 30, 2014 compared to $4,544,132 for the year ended June 30, 2013, a $2,531,282 decrease, comprised mainly of decreases in:

•	Travel expenses of $137,056 due to continuing efforts by the Company to reduce costs and the reduction in staff incurring travel expenses;

•	Legal fees of $423,707 due to the termination of previous legal counsel in December 2012 ($91,868), non-recurring fees incurred in the prior year in respect of filing of a registration statement on Form S-1 ($40,565), exploring potential listing opportunities on the Toronto Stock Exchange ($32,572), POSCAN funding ($29,589) and acquisition of the Cocina Mining Concessions ($23,567), along with higher fees incurred in the prior year relating to the CEOL process ($138,114), the lawsuit against the minority shareholders ($69,738) and the closure of the Peru office ($16,751). The decrease in these fees has been partially offset by an increase in fees during year ended June 30, 2014 relating to the closure of the Argentinean subsidiary ($27,548);

•	Accounting & finance fees of $253,432 due to employment of a Financial Controller in October 2012, reducing the reliance on external accountants;

•	Audit fees of $94,390, due to a reduction in fees relating to the Company´s SEC and quarterly filing requirement mainly as a result of disposal of the controlling interest in Minera Li;

•	Other professional fees of $146,742 as a result of decreases in IT support costs ($14,125), consulting fees paid to the former COO ($10,000), and translation and notary costs ($14,779); and non-recurring fees incurred in the prior year on the Maricunga Project scoping study ($9,884), SEC filing fees for a registration statement on Form S-1 and documents relating to the Blue Wolf transaction ($24,360), LAC due diligence ($35,337), POSCO due diligence ($16,000) and for marketing communications in Chile ($19,204);

•	Salaries &wages of $669,297 mainly as a result of closure of the office in Peru ($202,038), the expense of bonuses in the prior year ($172,000 - the Company has not incurred bonus expense in the current year), the resignation of the COO in December 2012 ($93,750), the resignation of the VP in August 2013 ($116,261) and the resignation of the Chile Manager in December 2013 ($76,825); and

•	Stock-based compensation of $579,840 due to a reduction in the POSCAN anti-dilution provision of $265,116 from the prior year, reduced amortization of stock-based compensation of $290,750 as the stock units and options granted reach their vesting date and stock compensation expense to Commercializador, S. de R. L. (“MIZ”) of $20,700.

Other Income (Expense)

Loss on sale of investments

A loss on sale of investments of $43,315 was incurred during the year ended June 30, 2014 in relation to the sale of 51% of Minera Li. The loss reflects the difference between the gross proceeds received of $11,897,060 and the net assets of Minera Li on the date of the sale of $11,940,375. There were no sales of investments during the year ended June 30, 2013.

Gain (loss) on debt extinguishment

We recognized a gain on debt extinguishment of $85,864 for the year ended June 30, 2014, compared with a loss of $37,235 for the year ended June 30, 2013. During the year ended June 30, 2014, a gain on debt extinguishment of $302,454 was recognized as the fair value of the embedded derivative on conversion of the Asher Notes. A gain of $49,512 was also recorded in relation to the extinguishment of the long term debt payable to the Cocina Sellers of the Cocina Mining Concessions. The gains were partially offset by losses on debt extinguishment as follows: $23,906 recognized when the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes whereby the terms of the notes were extended and the conversion price was reduced from $0.095 to $0.02 per share; $45,594 recorded in relation to the settlement of the zero-coupon convertible notes; $111,315 recorded on conversion of the Asher Notes as the difference between the value of the debt converted and the market value of the shares issued on each conversion date; $26,512 being prepayment penalties on repayment of the Asher Notes; and $58,775 in unamortized debt discount on conversion or repayment of the Asher Notes. During the year ended June 30, 2013, the Company entered into a waiver agreement with the holders of the zero-coupon convertible notes whereby the terms of the notes were extended and the conversion price was reduced from $0.12 per share to $0.095 per share, resulting in a loss on debt extinguishment of $37,235. As a result of the modifications of the terms of the convertible notes, the Company expensed all unamortized deferred financing costs and recorded the difference between the carrying value of the notes and the estimated fair value of the post-modification notes as loss on debt extinguishment. The zero-coupon convertible notes were repaid in full in February 2014.

Change in fair value of derivative liability

During the year ended June 30, 2014, we recorded a gain of $1,944,388 on the change in fair value of derivative liability, compared to $8,471,743 during the year ended June 30, 2013.  The change in fair value of our derivative liability has no impact on our cash flows from operations and was primarily a result of the decrease in our stock price during each of the years.

Warrant modification expense

During the year ended June 30, 2013, the Company adjusted the exercise price of the warrants previously issued to POSCAN from $0.40 to $0.21 per share in conjunction with the closing of POSCAN’s second tranche of investment. The incremental value of the warrants before and after the modification was $171,150 and was reported as warrant modification expense. There were no warrant modifications during the year ended June 30, 2014.

Gain on foreign currency transactions

During the years ended June 30, 2014 and 2013, gain on foreign currency transactions amounted to $51,364 and $32,924, respectively, and such activity was related to our operations in Chile and Peru.

Interest expense

During the years ended June 30, 2014 and 2013, net interest expense was $1,172,571 and $419,745, respectively, and the increase is a result of additional debt funding. Additional interest charges arose from the LAC Credit Facility of $54,290, the Cocina Sellers of $26,942, the Asher Notes of $9,310 and loans from BBL of $5,316. Additional amortization of debt discount was incurred on the zero-coupon convertible notes as a result of the Third Amendment Agreement of $495,694, on the Asher Notes (as defined below) of $152,322 and amortization of deferred financing cost of long term debt of $11,672. For the year ended June 30, 2013, the Company also recorded additional interest income of $36,826 on funds placed on deposit, however this was mostly offset by interest paid on late supplier payments of $35,781.

Net loss

Net loss for the year ended June 30, 2014 was $6,429,565 compared to $43,638,333 for the year ended June 30, 2013, a decrease of $37,208,768. The decrease in net loss is primarily due to the decrease in mineral rights impairment expense of $40,008,188, the decrease in general and administrative expenses of $2,531,282, an increase in gain on settlements of $1,524,263, a decrease in exploration expenses of $442,431 and a gain on debt extinguishment of $85,864. This has been partially offset by a decrease in unrealized gain on the change in fair value of derivative liabilities of $6,527,355 and the increase in net interest expense of $752,826.

Net loss attributable to non-controlling interest

During the years ended June 30, 2014 and 2013, the net loss attributable to non-controlling interests was $2,596,551 and $18,798,439, respectively. This represents the non-controlling interest’s 40% share of expenses relating to the exploration of the SLM Litio 1-6 Property up until the sale of the controlling interest in Minera Li, and includes their 40% share of the mineral rights impairment expense recorded during the years ended June 30, 2014 and 2013.

Liquidity and Capital Resources

We are primarily engaged in exploration and acquisition of new properties and do not generate income from operations currently. As of June 30, 2014, our only source of liquidity had been debt and equity financing.

On January 27, 2014, the Company entered into the BBL Transaction, pursuant to which BBL acquired 11 of our 60 shares of Minera Li for a cash payment of $1,500,000 and Minera Li issued 40 Additional Shares to BBL in exchange for a cash payment of $5,500,000. As a result of the BBL Transaction, BBL became the majority shareholder of Minera Li with a 51% interest, and the Company retains a 49% interest in Minera Li.

Concurrent with the execution of the BBL Transaction, the Company and BBL also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li. Under the Shareholders Agreement, BBL will pay an Additional Payment of $1,000,000 to the Company upon the earlier of its completion of certain Project Milestones relating to the permitting and development of the Maricunga Project and January 27, 2016. We expect to use some of the proceeds received from the Additional Payment to repay loans under the BBL Credit Facility (described below).

Under the Shareholders Agreement, BBL agreed to finance the Company’s exploration and development expenses until the Maricunga Project reaches full permitting and is ready for construction, by providing loans due 24 months from receipt at an interest rate of 12% per annum. The loans will be secured by the Company’s ownership interest in Minera Li. Specific limits for these loans have not been established and will be negotiated in good faith between BBL and the Company.

In addition to the foregoing financing, BBL also committed to provide the Company with the BBL Credit Facility with a Maximum Amount of $1,800,000. The BBL Credit Facility will be available from May 2014 until March 31, 2015, and can be drawn down by the Company as follows: (i) $100,000 beginning in May 2014 and (ii) $200,000 every month thereafter, until the Maximum Amount is reached. Each drawdown must be repaid within 18 months of the drawdown date, at 8.5% interest per annum. The BBL Credit Facility is secured by the Company’s ownership interest in Minera Li. The proceeds of the BBL Credit Facility will be used for the working capital needs of the Company. Through June 30, 2014, BBL has loaned the Company $240,000.

Assuming the Company can maintain its current negative working capital deficit which is subject to the continuing forbearance of vendors and certain investors, the Company believes that the transaction described above should provide sufficient working capital to maintain its basic operations for at least the next 12 months subject to being able to maintain a reduced cost structure while seeking to raise additional capital.

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

Commitments Relating to Mineral Rights

On April 16, 2013, Minera Li entered into a purchase agreement with the Cocina Sellers to purchase all of the outstanding shares of SLM Cocina Diecinueve de la Hoyada de Maricunga, which owned the Cocina Mining Concessions. Pursuant to the purchase agreement, Minera Li agreed to pay the sellers $7.3 million, of which $2.0 million was paid on the closing date, $2.0 million was to be paid on July 16, 2013, $1.8 million was to be paid on October 16, 2013, and $100,000 was to be paid annually on each of April 16 for 15 years, beginning in 2014.

On November 13, 2013, the Minera Li entered into an agreement with the Cocina Sellers and BBL in which it was agreed that the total purchase price of the Cocina Mining Concessions would be reduced from $7,600,000 ($7,300,000 per the Cocina Purchase Agreement plus a penalty for late payment of $300,000) to $6,600,000 and that BBL would assume the remaining payment obligations required to be made to the Cocina Sellers of $4,600,000, which would then be repaid by Minera Li. The amount payable by Minera Li to BBL of $4,600,000 was paid in connection with the BBL Transaction which was completed in January 2014.

Convertible Notes

On May 14, 2013, the Company issued an unsecured convertible promissory note (the “First Asher Note”) to Asher Enterprises, Inc. (“Asher), bearing an interest rate of 8% per annum, in the amount of $158,500 with a maturity date of February 17, 2014. During the year ending June 30, 2014, the Company issued unsecured convertible promissory notes to Asher (the “2014 Asher Notes”), bearing an interest rate of 8% per annum, in the amount of $106,000 with a Maturity Date in 2014.

The conversion price of the First Asher Note and 2014 Asher Notes was equal to the Variable Conversion Price which was calculated as 61% of the Market Price, being the average of the lowest three trading prices for the Company´s common stock during the 10 day period prior to the conversion date.

In accordance with the provisions of the First Asher Note, during the year ended June 30, 2014, Asher elected to convert a total of $135,000 in principal amounts of the note into an aggregate of 22,516,341 shares of the Company´s common stock. The principal amount outstanding under the First Asher Note following these conversions was $23,500, and the Company repaid the principal amount (including interest outstanding) on February 5, 2014.

During the year ended June 30, 2014, the Company repaid the amount outstanding to Asher under the 2014 Asher Notes. As of June 30, 2014, the Company has no amounts outstanding to Asher.

Notes Payable

On August 16, 2013, the Company entered into an Offer to Finance agreement with a third party lender (the “Lender”) under which the Lender agreed to loan CAD $500,000 to Li3 (the “2013 Credit Facility) at an interest rate of 18% per annum with the principal and outstanding interest repayable on March 31, 2014. The net proceeds received on August 16, 2013, were $482,605 based on the foreign exchange rate on the date of funding. The Company repaid the 2013 Credit Facility on February 28, 2014.

On October 30, 2013, Minera Li entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $500,000 to be repaid no later than May 31, 2014, with an interest rate of 3.5% adjusted for inflation according to changes in the Unidad de Fomento (“UF”) rate between the date of the loan agreement and the date of complete repayment. The proceeds from the loan were received by Minera Li on November 5, 2013 and equated to $498,845 net of local Chilean taxes of $1,155. The loan from BBL of $500,000 was repaid in connection with the BBL Transaction which was completed in January 2014.

On May 27, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $100,000, of which $99,374was received, net of local taxes and fees of $626. One of our shares in Minera Li is guaranteed as security for the loan. On June 20, 2014, the Company entered into another loan agreement with BBL pursuant to which BBL agreed to lend the Company $140,000, of which proceeds of $139,204 were received, net of local taxes and fees of $796. Two of our shares in Minera Li are guaranteed as security for the loan. The loans from BBL bear an interest rate of 8.5% per annum and are repayable within 18 months from the date of receipt.

Credit Agreement - Third Amendment Agreement

On August 16, 2013, the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes (the “Third Amendment Agreement”).  Pursuant to the Third Amendment Agreement, the zero-coupon convertible notes’ maturity date was extended from September 28, 2013 to March 31, 2014, and the aggregate principal amount thereof was increased from $1,880,000 to $2,000,000, which included an Original Issue Discount of 10.1%. Interest at the rate of 2.9% per annum or $33,631 was recognized over the life of the extension. The interest was paid by the Company during August 2013.

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

Shares for Debt Settlement

In addition to utilizing our capital to acquire properties and pay other corporate costs, we periodically issue shares of our common stock as consideration in lieu of cash to conserve our cash and meet our obligations. We likely will continue to issue common stock for these purposes where feasible, if we determine that it is in our economic best interests. During the year ended June 30, 2014, we issued 16,675,751 shares of our common stock for the settlement of $320,498 relating to certain outstanding liabilities (of which $105,000 were outstanding at June 30, 2013).

Common Stock Subject to Rescission

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares were sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at June 30, 2014 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

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

Our audited consolidated financial statements as of, and for the years ended, June 30, 2014 and 2013, are included beginning on Page F-1 immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014, based on the framework in Internal Control-Integrated Framework and the Internal Control over Financial Reporting-Guidance for Smaller Public Companies, both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness:

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

Because of this material weakness, management has concluded that our Company did not maintain effective internal control over financial reporting as of June 30, 2014, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

(c) Changes in Internal Controls.

There has been no change in our internal control over financial reporting that occurred during the year ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed
Luis Francisco Saenz	43	President, Chief Executive Officer and Director	October 19, 2009
Luis Santillana	38	Chief Financial Officer, Secretary and Treasurer	July 1, 2012
Patrick Cussen	65	Chairman of the Board	December 5, 2011
Patricio A. Campos	68	Director	October 23, 2011
Eduardo G. de Aguirre	67	Director	October 23, 2011
Harvey McKenzie	68	Director	June 27, 2011
David G. Wahl	69	Director	February 18, 2010
Uong Chon	50	Director	May 23, 2014

The following persons served as executive officers and directors of our Company until their resignation on the dates disclosed:

Name	Age	Title	Date First Appointed	Date Resigned
Sung Won Lee	47	Director	December 19, 2012	May 23, 2014

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Our executive officers are appointed by the Board of Directors and serve at its pleasure.

Certain biographical information for each of our executive officers and directors is set forth below.

Luis Francisco Saenz joined our Board of Directors and has been our Chief Executive Officer since October 19, 2009, and President since September 14, 2011. Mr. Saenz was formerly employed at Standard Bank (“Standard”) with Standard’s investment banking unit, Standard Americas, Inc. Mr. Saenz joined Standard in New York in 1997 and relocated to Peru in 1998 to establish Standard’s Peru representative office. While in Peru, Mr. Saenz led Standard’s mining and metals organization effort in the Latin America region. Mr. Saenz returned to New York in 2007 to head Standard’s mining and metals team in the Americas. Mr. Saenz previously worked for Pechiney World Trade in the base metals trading area before joining Merrill Lynch as Vice-President for Commodities in Latin America. Mr. Saenz graduated from Franklin and Marshall College in 1991 with a Bachelor of Arts degree in economics and international affairs. He also serves as Director of Atico Mining Corporation, a TSX-listed company with mining operations in Colombia and acts as advisor on mining for Faro Capital in Peru.

Mr. Saenz’ qualifications to serve on the board of directors include his extensive experience in the mining and metals industry in Latin America.

Luis Santillana became our Vice President of Finance on March 1, 2012, and has been our Chief Financial Officer, Secretary and Treasurer since July 1, 2012. Mr. Santillana strengthens our existing management team and brings additional domain expertise, having over 10 years’ experience in the mining industry, specifically in finance, fund raising, debt facilities, deal negotiation and execution, strategic and financial planning, financial valuations, treasury management, and improvement of management reporting. Prior to joining our Company, Mr. Santillana held the position of Strategic Planning Manager, for ENRC plc, a $7 billion revenue, diversified mining company listed on the London Stock Exchange (FTSE 100). Based in London, he was involved in strategic and financial planning and management reporting for ENRC. From September 2008 to June 2010, Mr. Santillana was responsible for the financial planning and treasury functions at London Mining plc, an iron-ore mining company listed on the London Stock Exchange (AIM). Prior to joining London Mining plc, Mr. Santillana worked for Hochschild Mining plc, a Peruvian gold and silver producer, where he was part of the core management team that led Hochschild Mining’s successful IPO and listing on the London Stock Exchange (FTSE 250). Mr. Santillana holds an MBA from IESE Business School (Spain) and a Bachelor’s Degree in Industrial Engineering from Universidad de Lima (Peru).

Patrick Cussen joined our Company as Chairman of the Board of Directors in December 2011. Mr. Cussen brings us 42 years of mineral and mining expertise and, since 1991has been the President of Celta Consultoras Limitada, a Chilean mining consulting and service company to the Latin American mining industry, advising global clients including: Antofagasta Minerals, Vale, Phelps Dodge (Freeport), Placer Dome (Barrick), Codelco, Citibank, LS-Nikko Copper and Royal Gold. From 1972 - 1985, Mr. Cussen held numerous positions within Codelco, the world’s largest copper producer, culminating as Managing Director, Chile Copper Ltd., a London based Codelco subsidiary. From 1985 - 1990, Mr. Cussen was VP Sales, Empresa Minera de Mantos Blancos S.A. (subsidiary of Anglo American Chile). Mr. Cussen is currently Chairman of the Board of the Center for Copper and Mining Studies (Cesco), the Chilean think-tank on mining. Mr. Cussen is also a former member of the board of the Chilean Copper Commission. Mr. Cussen is an industrial civil engineer and holds an MA in economics from the University of Chile.

Mr. Cussen’s qualifications to serve on the board of directors include his extensive experience within the Latin American mining industry.

Patricio Campos joined our Board of Directors in September 2011. Mr. Campos brings us valuable domain expertise having over 43 years’ experience in the mining industry, specifically in project exploration, evaluation, technical and economic preparation, plant constructions and operations. His mineral and mining experience includes copper, gold and non-metallic (coal, phosphate, limestone, nitrate and iodine, lithium (brines) minerals, boron and potassium chloride projects. Mr. Campos has also acted as a consultant in the evaluation of ore deposit reserves, copper, gold, iodine, nitrate, coal, phosphate, lithium salares, boron, potassium chloride and potassium sulphate projects. Prior to joining our Company, Mr. Campos previously led and supervised the construction of several plants (iodine, bagging) for Chemical & Mining Co. of Chile Inc. (NYSE: SQM), a multi-national global producer and seller of fertilizers and specialty chemicals and Bifox Ltd. (phosphoric acid, grinding, crushing). Additionally, Mr. Campos has worked as a consultant spanning 30 years for companies such as Anglo American (Salar de Atacama Project), SQM (Salar de Atacama Project), Falcon Mines, MAGSA, ACF Minera S.A., SCM Montevideo & Montecristo, and Sociedad Minera Isla Riesco. Mr. Campos has also actively participated in due diligence processes and negotiations for mining assets such as Algorta Norte S.A.’s iodine project, SQM’s Salar de Atacama and Antucoya copper projects, Codelco´s El Hueso gold mine and other exploration projects, Phelp Dodge’s Safford project, among others. Mr. Campos is a former Professor of Mining Economy at the Mining Department, Universidad de Chile and a former Professor for due diligence, Mining Department, Escuela de Ingenieria, Unversidad de Chile and Instituto de Ingenieros de Minas de Chile. Currently Mr. Campos is a member of the Comité de Recursos Minerosdel II MCh (Mining Resources Committee, Chile). Mr. Campos received his Civil Mining Engineering degree from Universidad de Chile and Graduated in economic evaluation and project preparation, Bid-Odeplan - Universidad Católica de Chile.

Mr. Campos’s significant experience in the mining industry, specifically in project exploration, evaluation, technical and economic preparation qualifies him to serve as a member of our board of directors.

Eduardo de Aguirre joined our Board of Directors in October 2011. Mr. de Aguirre brings us over 38 years' experience in business development, project management and finance. Since 2007, Mr. de Aguirre has served as Legal Representative to General Dynamics Installation Services Inc., Chile who manufactured and commissioned radio telescopes for the ALMA Project for a total value of about $150MMUS. ALMA is the largest astronomical project in existence in the world, now fully operational in the Atacama desert in Chile. Its total cost is in the range of billions of dollars. In addition, since 2005, he has acted as Consultant and Sales Representative for Latin America to General Dynamics SATCOM Technologies Inc. Prior to that, from 2000 - 2011, he acted as a consultant for various Chilean entities including Target-DDI, AACA, ASL, Filmosonido and Via Sat. From 1989 - 2000, Mr. de Aguirre served as Regional Manager in South America and as General Manager of the Chilean Subsidiary of Scientific Atlanta, Inc. Mr. de Aguirre is a Civil Industrial Engineer and attended Engineering School at the Catholic University, Santiago, Chile.

Mr. de Aguirre’s qualifications to serve on the board of directors include his experience in business development, project management and finance.

Harvey McKenzie was appointed to our Board of Directors on June 27, 2011. Mr. McKenzie is a Chartered Professional Accountant (“CPA”), granted by the Institute of Chartered Accountants of Ontario, Canada, and has been the CFO and Corporate Secretary of Anconia Resources Corp. (TSXV: ARA.V) since June 2011 and the CFO of Red Crescent Resources Limited (TSX: RCB) since January 1, 2013. Prior thereto, Mr. McKenzie served as the CFO of several Canadian publicly listed exploration, development and producing mining companies, including Martina Minerals Corp. from February 2005 to December 31 2012, Eurotin Inc. from May 2011 to September 2011, Sino Vanadium Inc. from May 2010 to March 2011, Iberian Minerals Corp. from July 2007 to June 2009, Carlisle Goldfields Limited from September 2006 to July 2007, and Asian Mineral Resources Limited from July 2006 to January 2008.  From August 2005 to July 2007, he was the CFO and a director of Card One Plus, Ltd., an electronic payment solutions company. Prior thereto he was the CFO of Thistle Mining Inc. from March 1999 to August 2005 (TSXV: TMG.V). He has also served as a consultant for several private companies and on the boards of several junior Canadian natural resource companies for over a decade. Prior thereto, he was in the financial services sector from 1987 to 1995; and from 1983 to 1987 he served as Director of Information Services of Ernst & Young, Chartered Accountants, in Toronto. From 1977 to 1983, he provided management and controllership functions for various financial institutions. From 1970 to 1977, he served as an Auditor for PricewaterhouseCoopers, Chartered Accountants. Mr. McKenzie obtained his Diploma in Alternate Dispute Resolution from the University of Toronto in 2001. He obtained his CPA designation on November 1, 2012 and prior to this he qualified as a CA from the Institute of Chartered Accountants of Ontario in 1973 and a B.Sc. (Hons.) in Mathematics from the University of Toronto in 1970.

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

Uong Chon, PhD, was appointed to Li3´s board of directors on May 23, 2014. Dr. Chon joined the Research Institute of Industrial Science and Technology (RIST), which is a part of POSCO, as a researcher in 1992. He has been an expert in the field of New Materials for 22 years and achieved numerous successes in various R&D projects. During the past few years, Dr. Chon has been leading the development of POSCO’s Lithium Direct Extraction Technology which was designated as “the Top 100 Technologies of Korea” by the National Academy of Engineering of Korea in December of 2013. Besides his career in POSCO, Dr. Chon has also been serving as a technical advisor in the field of energy resources and materials for Korea Evaluation Institute of Industrial Technology (KEIT) and Korea Energy Management Corporation (KEMCO) under the Ministry of Trade, Industry & Energy, Republic of Korea, since 2011. Dr. Chon obtained his MS in Materials Science & Engineering from the University of Utah, USA and holds a Ph.D. from Pohang University of Science & Technology, Korea.

Dr. Chon´s qualifications to serve on the board of directors include his experience with the lithium extraction process.

Rights to Nominate Directors

We agreed with the Maricunga Sellers that during the Lock-Up period as defined in the Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga dated May 20, 2011, the Maricunga Sellers would have the right to nominate three of our directors and that a fourth director (who shall hold the position of Chairman of the Board) will be jointly nominated by the Maricunga Sellers and by our management. Such Lock-Up period expired in December 2012.

Pursuant to the Investor’s Rights Agreement between POSCAN and us, dated as of August 24, 2011, we were required to appoint a director nominated by POSCAN to our Board of Directors, and we must continue to nominate a POSCAN-designee at each annual meeting for as long as POSCAN owns not less than 10% of the issued and outstanding shares of our common stock. We appointed Mr. Hyundae Kim to our Board of Directors, effective upon the September 14, 2011 closing of POSCAN’s initial investment in Li3. On Mr. Kim´s resignation on December 19, 2012, Dr. Sung Won Lee was appointed to the board of directors as the POSCAN-designee. Dr. Sung Won Lee was replaced by Dr. Uong Chon as the POSCAN-designee on May 23, 2014.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”  However, our Board of Directors has determined that each of Messrs. De Aguirre, McKenzie, Wahl and Dr. Chon is an “Independent Director” within the meaning of the rules of the Nasdaq Stock Market.

Board of Directors Meetings

Our business is under the general oversight of the Board of Directors as provided by the laws of Nevada and our bylaws. During the fiscal year ended June 30, 2014, the Board of Directors held six meetings. Except as set forth below, each incumbent director attended at least 75% of the Board of Directors meetings and the meetings of the committees on which he served during fiscal 2014 (or the portion thereof during which he has been a director).

Director	Percentage of meetings attended
Eduardo G. de Aguirre	50%
Sung Won Lee	20%
Uong Chon	0%

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

Audit Committee

The purpose of the Audit Committee of the Board of Directors is to represent and assist the Board in monitoring (i) accounting, auditing, and financial reporting processes; (ii) the integrity of our financial statements; (iii) our internal controls and procedures designed to promote compliance with accounting standards and applicable laws and regulations; and (iv) the appointment of and evaluating the qualifications and independence of our independent registered public accounting firm. The Audit Committee’s responsibilities are set forth in its formal charter. The Audit Committee consists of Mr. McKenzie (Chairman) and Mr. Cussen. The Audit Committee was formed on December 5, 2011, and has met four times during fiscal 2014.

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

Compensation Committee

The purpose of the Compensation Committee of the Board of Directors is to (i) assist the Board in discharging its responsibilities with respect to compensation of our executive officers, (ii) evaluate the performance of our executive officers, and (iii) administer our stock and incentive compensation plans and recommend changes in such plans to the Board as needed. The Compensation Committee’s specific responsibilities are set forth in its formal charter. The Compensation Committee currently consists of Mr. De Aguirre (Chairman) and Messrs. Cussen and Saenz. Mr. Saenz, as Chief Executive Officer, is not independent within the meaning of the rules of the Nasdaq Stock Market; nonetheless, we believe that his presence on the Compensation Committee is productive, given the size and history of our Company. The Compensation Committee was formed on December 5, 2011, and did not meet during fiscal 2014.

Health, Safety, Environment and Community Committee

The purpose of the Health, Safety, Environment and Community Committee of the Board of Directors is to assist the Board in discharging its responsibilities with respect to (i) employee health and safety, (ii) the protection of the environment, and (iii) our relationship to the local communities affected by our operations. The Health, Safety, Environment and Community Committee’s specific responsibilities are set forth in its formal charter. The Health, Safety, Environment and Community Committee currently consists of Mr. Campos (Chairman) and Mr. Wahl. The Health, Safety, Environment and Community Committee was formed on December 5, 2011, and did not meet during fiscal 2014.

Following the resignation of Mr. Fraser on July 31, 2013, the Company is yet to appoint another member to the Health, Safety, Environment and Community Committee.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee of the Board of Directors is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and its committees, in monitoring a process to assess Board effectiveness and in developing and implementing corporate procedures and policies. The Nominating and Corporate Governance Committee’s specific responsibilities are set forth in its formal charter. The Nominating and Corporate Governance Committee currently consists of Mr. Cussen (Chairman) and Messrs. McKenzie and Saenz. Mr. Saenz, as Chief Executive Officer, is not independent within the meaning of the rules of the Nasdaq Stock Market; nonetheless, we believe that his presence on the Nominating and Corporate Governance Committee is productive, given the size and history of the Company. The Nominating and Corporate Governance Committee was formed on December 5, 2011, and did not meet during fiscal 2014.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a Company Code of Ethics and a Code of Ethics for Financial Reporting Officers (collectively, “Codes”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our Codes will be provided to any person requesting same without charge. To request a copy of our Code of Ethics or Code of Ethics for Financial Reporting Officers please make written request to our President c/o Marchant Pereira 150 Of. 802Providencia, Santiago de Chile, Chile. The Codes are also filed as an exhibit to this annual report. We believe our Codes are reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Whistle Blowing Policy

We have adopted a Company Whistle Blowing Policy, for which a copy will be provided to any person requesting same without charge. To request a copy of our Whistle Blowing Policy please make written request to our President c/o Marchant Pereira 150 Of. 802Providencia, Santiago de Chile, Chile. We believe our Whistle Blowing Policy is reasonably designed to provide an environment where our employees and consultants may raise concerns about any and all dishonest, fraudulent or unacceptable behavior, which, if disclosed, could reasonably be expected to raise concerns regarding the integrity, ethics or bona fides of the Company.

Compliance with Section 16(a) of the Exchange Act

Prior to March 16, 2011, our common stock was not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders were not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act prior to that date.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under  Rule 16a-3(e) under the Exchange Act during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation to the Company from the reporting person that no Form 5 is required, no person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of the Company’s common stock, or any other person known to the Company to be subject to section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except: Luis Francisco Saenz (1 late filing), Luis Santillana (1 late filing), Patrick Cussen (3 late filings), Patricio A. Campos (4 late filings), Eduardo G. de Aguirre (3 late filings), Harvey McKenzie (3 late filings) and David G. Wahl (failure to file 4 filings).

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended June 30, 2014 and June 30, 2013 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2014; and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2013 that received annual compensation during such fiscal year in excess of $100,000.

Summary Compensation Table

							Change
							in
							Pension
							Value
							and Non-
						Non-Equity	qualified
	Year					Incentive	Deferred
	Ended			Stock	Option	Plan	Compensation	All Other
Name and Principal	June 30,	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Position	2014	($)	($)	($)	($)	($)	($)	($)	Total ($)
Luis Francisco Saenz	2014	246,785	-	3,215	-	-	-	556	250,556
Chief Executive Officer (1)	2013	250,000	-	-	-	-	-	3,990	253,990

Luis Santillana	2014	182,687	-	2,313	-	-	-	-	185,000
Chief Financial Officer (2)	2013	185,000	97,000	-	-	-	-	40,479	322,479

Thomas E. Currin	2014	-	-	-	-	-	-	-	-
Chief Operating Officer (3)	2013	128,750	75,000	-	-	-	-	20,700	224,450

(1)	Mr. Saenz was appointed our Chief Executive Officer as of October 19, 2009. Mr. Saenz has an employment agreement with us as described below. We granted Mr. Saenz 1,500,000 shares of our restricted common stock upon his initial hire. On June 27, 2011we granted Mr. Saenz 700,000 restricted stock units under the 2009 Plan, which had a grant date fair value of $154,000. We have been paying Mr. Saenz at the rate of $100,000 per annum until March 31, 2011, $200,000 per annum from April 2011 to December 2011, and $250,000 thereafter. On June 25, 2014, Mr. Saenz agreed to receive $3,125 of his monthly salary in shares of common stock of the company in lieu of cash salary, commencing June 1, 2014 and to be reviewed by the Board of Directors on a quarterly basis. The number of shares of common stock to be issued shall be calculated based on the average closing price of the Company´s common stock for the thirty day period prior to, and including, the due date for such salary. The Company paid $3,990 and $556, respectively, in medical insurance for Mr. Saenz during fiscal years 2013 and 2014.

(2)	Mr. Santillana served as our Vice President of Finance from March 1, 2012 until June 30, 2012, when he was appointed Chief Financial Officer. Mr. Santillana has an employment agreement with us as described below. We granted Mr. Santillana restricted stock units under the 2009 Plan with respect to 250,000 shares of our common stock, which had a grant date fair value of $34,500. We also granted options under the 2009 Plan to purchase another 250,000 shares of our common stock, which had a grant date fair value of $30,725. We paid Mr. Santillana a cash bonus of $97,000 during the year ended June 30, 2013, comprising the balance of his signing bonus of $20,000 and an annual bonus of $77,000. We have been paying Mr. Santillana at the rate of $185,000 per annum for the entire period of his employment. On June 25, 2014, Mr. Santillana agreed to receive $2,313 of his monthly salary in shares of common stock of the company in lieu of cash salary, commencing June 1, 2014 and to be reviewed by the Board of Directors on a quarterly basis. The number of shares of common stock to be issued shall be calculated based on the average closing price of the Company´s common stock for the thirty day period prior to, and including, the due date for such salary. During the year ended June 30, 2013, the Company paid $40,479 in flights, freight and rental expenses to relocate Mr. Santillana to Chile.

(3)	Mr. Currin was appointed our Chief Operating Officer on August 11, 2010 and resigned on November 30, 2012. Mr. Currin had an employment services agreement with us as described below, through MIZ. We granted 2,500,000 shares of restricted stock to MIZ under the 2009 Plan, which were to vest upon the achievement of certain milestones, and had a grant date fair value of $950,000. We also granted 1,000,000 stock options under the 2009 Plan to MIZ, with a grant date fair value of $343,310. Mr. Currin’s base salary was $200,000 per annum until December 2011 and $225,000 per annum thereafter. In October 2012, Mr. Currin was paid a bonus of $75,000 on the achievement of certain project milestones. On December 5, 2012, the Company entered into a Consulting Services Agreement with MIZ in which Mr. Currin was to provide consulting services to the Company. Pursuant to the agreement, the Company paid MIZ $5,000 per month for up to four days of work. In February, 2013, the Company recognized obligations of $20,700 owing to Mr. Currin, $20,547 of which were settled with the issuance of 306,667 shares of common stock and the balance of $153 settled in cash.

Outstanding Equity Awards at Fiscal Year-End

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2009 Equity Incentive Plan. (See “Market for Common Equity and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans,” above).

The following tables set forth information regarding stock options held by the Company’s Named Executive Officers at June 30, 2014.

Option Awards
Equity incentive
plan awards:
	Number of	Number of	Number of
	securities	securities	Securities
	underlying	underlying	underlying
	unexercised	unexercised	unexercised	Option plan
	options	options	unearned	exercise	Option
Name	exercisable (#)	unexercisable (#)	options (#)	price ($)	expiration date
Luis Saenz (2)	-	-	-	$-	-
Luis Santillana (3)	250,000	-	-	$0.40	March 1, 2017
Thomas Currin (4)	1,000,000	-	-	$0.16	August 11, 2017

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)
Luis Santillana(3)	-	-	83,333	$1,542

(1)	Value is based on last sale price of our common stock on June 30, 2014, which was $0.0185 per share.

(2)	In May 2011, Mr. Saenz received a grant of 700,000 restricted stock units (each unit is equivalent to one common share) under the 2009 Plan which vest in three equal installments on each January 15, 2012, 2013, and 2014. As of June 30, 2014, all of the restricted stock units have vested pursuant to which 700,000 shares of common stock have been issued.

(3)	Pursuant to an Employment Agreement, Mr. Santillana received a grant of 250,000 restricted stock units under the 2009 Plan, which vest in three equal installments on each of March 1, 2013, 2014 and 2015. As of June 30, 2014, 166,667 shares of common stock have been issued in respect to vested restricted stock units. The Company also agreed to grant Mr. Santillana an option under the 2009 Plan to purchase an aggregate of 250,000 shares of our common stock, exercisable for a term of five years at an exercise price of $0.40 per share, all of which are fully vested.

(4)	Consists of stock options granted under the 2009 Plan to MIZ, a corporation owned in part by Mr. Currin, to purchase 1,000,000 shares of common stock, exercisable for a term of five years at an exercise price of $0.16 per share, all of which are fully vested.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement, including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Agreements with Executive Officers

We have an employment agreement with each of our Chief Executive Officer and our Chief Financial Officer. Our former Chief Operating Officer was compensated through an agreement between us and his affiliate.

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

Mr. Saenz’s employment by us remains “at-will” and terminable at any time for any reason or for no reason. If Mr. Saenz’s employment is terminated by us without Cause, we must continue to pay him any base salary at the rate then in effect for a period of 18 months. If we terminate Mr. Saenz’s employment without Cause, or in connection with a Change of Control, or if Mr. Saenz terminates the Employment Services Agreement for Good Reason, or in the event of a termination of employment due to a permanent disability, we will continue to pay him any base salary at the rate then in effect for a period of 18 months.

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

On June 25, 2014, Mr. Saenz agreed to receive $3,125 of his monthly salary in shares of common stock of the company in lieu of cash salary, commencing June 1, 2014 and to be reviewed by the Board of Directors on a quarterly basis. The number of shares of common stock to be issued shall be calculated based on the average closing price of the Company´s common stock for the thirty day period prior to, and including, the due date for such salary.

Employment Services Agreement with Luis Santillana

We are party to an Employment Services Agreement with Mr. Santillana, dated as of December 1, 2011, amended as of March 1, 2012 (the “Employment Agreement”). Under the Employment Agreement, Mr. Santillana shall devote his full-time efforts to us, and we have been paying Mr. Santillana an annual base salary of $185,000. The Employment Agreement has an initial term of one year and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew. Pursuant to the Employment Agreement, we paid Mr. Santillana an initial bonus of $40,000, $20,000 of which was paid during the fiscal year ended June 30, 2012 and $20,000 of which was paid during the fiscal year ended June 30, 2013. We may also pay Mr. Santillana an annual bonus of up to 50% of his base salary, at such time and in such amount as may be determined by our Board of Directors in its sole discretion. We have granted Mr. Santillana 250,000 restricted stock units under our 2009 Equity Incentive Plan, which vest in three equal installments on each of March 1, 2013, 2014 and 2015. We have also granted Mr. Santillana an option under our 2009 Equity Incentive Plan to purchase an aggregate of 250,000 shares of our common stock, exercisable for a term of five years at an exercise price of $0.40 per share, which vested in its entirety on September 1, 2013.

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

On June 25, 2014, Mr. Santillana agreed to receive $2,313 of his monthly salary in shares of common stock of the company in lieu of cash salary, commencing June 1, 2014 and to be reviewed by the Board of Directors on a quarterly basis. The number of shares of common stock to be issued shall be calculated based on the average closing price of the Company´s common stock for the thirty day period prior to, and including, the due date for such salary.

Employment Services Agreement with MIZ Comercializadora

We retained Mr. Currin’s services as our Chief Operating Officer under an Employment Services Agreement, dated as of August 11, 2010, with MIZ.

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

Compensation of Non-Employee Directors

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended June 30, 2014 to all individuals that served on our board of Directors for us at any time during the fiscal year ended June 30, 2014:

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patrick Cussen	-	64,000	-	-	-	-	64,000
Patricio A. Campos	-	34,000	-	-	-	-	34,000
Eduardo G. de Aguirre	-	34,000	-	-	-	-	34,000
Harvey McKenzie	-	40,000	-	-	-	-	40,000
David G. Wahl	-	24,000	-	-	-	-	24,000
Uong Chon	2,440	-	-	-	-	-	2,440
Alan Fraser *	-	2,000	-	-	-	-	2,000
Sung Won Lee *	21,560	-	-	-	-	-	21,560
Total	24,000	198,000	-	-	-	-	222,000

* Resigned during the year ended June 30, 2014

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

During the year ended June 30 2014, the Company issued an aggregate of 10,262,366 shares of our common stock as consideration in lieu of $204,000 in accrued Director Compensation, of which $55,000 related to fees accrued during the year ended June 30, 2013. On September 23, 2014, the Company agreed to issue an aggregate of 2,474,748 shares of our commons stock as consideration in lieu of $49,000 of Director Compensation accrued during the year ended June 30, 2014. We likely will continue to issue common stock for this purpose where feasible.

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

Equity Compensation Plan Information

On October 19, 2009, our Board of Directors adopted, and our stockholders approved, the 2009 Equity Incentive Plan (the “2009 Plan”), which reserved a total of 5,000,000 shares of our common stock for issuance under the 2009 Plan (3,366,667 shares of which have been issued and the restrictions thereon lapsed).  If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan.

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

The Board granted 700,000 restricted stock units to Mr. Saenz under the 2009 Plan. All of the restricted stock units have vested and been issued.

Pursuant to an Employment Agreement, we granted Mr. Santillana 250,000 restricted stock units under the 2009 Plan of which 166,667 restricted stock units have vested and been issued and the remaining 83,333 restricted stock units vest on March 1, 2015. We also granted Mr. Santillana an option under the 2009 Plan to purchase an aggregate of 250,000 shares of our common stock, exercisable for a term of five years at an exercise price of $0.40 per share, which option has vested.

In addition, the Board determined to grant to each of its non-employee directors other than the Chairman of the Board 100,000 Restricted Stock Units under the 2009 Plan, which shall vest in three equal installments on each of the first three anniversaries of such director’s Compensation Start Date. Finally, the Board determined to grant to the Chairman of the Board 300,000 Restricted Stock Units under the 2009 Plan, which shall vest in three equal installments on each of the first three anniversaries of his becoming Chairman of the Board. Such restricted stock units have not yet been granted, as we do not have sufficient shares authorized at this time for issuance pursuant to awards under our 2009 Plan to accommodate all of such restricted stock units.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of September 26, 2014 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse. Information given with respect to beneficial owners who are not officers or directors of ours is to the best of our knowledge. Unless otherwise noted, the address of each director and Executive officer listed below is c/o Li3 Energy, Inc., Marchant Pereira 150 Of. 802, Providencia, Santiago de Chile, Chile.

Title of Class: Common Stock

	Amount and Nature
	of Beneficial		Percentage Of
Name and Address of Beneficial Owner	Ownership(1)		Class (2)

Luis Francisco Saenz	6,913,420		1.58%
Luis Santillana	852,410	(3)	*
Patrick Cussen	7,122,998	(6)	1.63%
Patricio A. Campos	21,093,375	(4)(5)	4.82%
Eduardo G. de Aguirre	2,591,509	(4)	*
Harvey McKenzie	3,170,379	(4)	*
David G. Wahl	1,919,304	(4)	*
Uong Chon	-		0%

All directors and executive officers as a group (8 persons)	40,721,589	(3)(4)(6)(9)	9.4%

POSCO Canada Ltd. 650 W. Georgia St., Suite 2350 Vancouver, British Columbia V6B 4N9 Canada	163,095,176	(8)	32.58%

Calcata Sociedad Anónima S.A. San Antonio N°19, Of. 1601 Santiago, Santiago Chile	51,041,666	(7)(9)	11.7%

Campos Mineral Asesorias Profesionales Limitad Mardoqueo Fernández N° 128 Providencia, Santiago Chile	18,375,000	(7)(9)	4.2%

RNT International Ltd Marcy Building Purcell Estate Road Town Tortola British Virgin Island	16,333,334	(7)(9)	3.7%

Christian Hidalgo Reyes Luz N° 340 Apt. 601, Las Condes, Santiago Chile	16,333,334	(7)(9)	3.7%

Jorge BarrozoSankan Irarrazaval N°1729, Apt. 201 Ñuñoa, Santiago Chile	12,250,000	(7)(9)	2.8%

Jean Pierre NaciffCatalano Maipú N° 446 Copiapo Chile	8,166,666	(7)(9)	1.9%

*           Indicates less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes having or sharing voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 26, 2014, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentages are based upon 438,047,987 shares of Common Stock issued and outstanding as of September 26, 2014.

(3)	Includes 250,000 shares of common stock issuable upon exercise of options. Does not include 83,333 shares of common stock issuable pursuant to Restricted Stock Units granted to Mr. Santillana under the 2009 Plan that vest on March 1, 2015. Until such Restricted Stock Units vest, Mr. Santillana has no voting or dispositive power with respect to such shares.

(4)	Does not include 100,000 shares of common stock issuable pursuant to restricted stock units that the Board determined to grant under the 2009 Plan, but which have not yet been granted due to an insufficient number of shares being authorized for issuance pursuant to awards granted under the 2009 Plan. 400,000 of such restricted stock units were scheduled to have vested within 60 days of September 26, 2014.

(5)	Includes 18,375,000 shares of our common stock held by Campos Mineral Asesorias Profesionales Limitada, an entity controlled by Mr. Campos.

(6)	Does not include 1,969,488 shares of common stock held by Celta Consultores Limitada (“Celta”). Although Mr. Cussen owns a minority equity interest in Celta, he does not have voting or dispositive power over the securities held by Celta and disclaims beneficial ownership thereof, except to the extent of his pecuniary interest therein. Does not include 300,000 shares of common stock issuable pursuant to restricted stock units that the Board determined to grant under the 2009 Plan, but which have not yet been granted due to an insufficient number of shares being authorized for issuance pursuant to awards granted under the 2009 Plan. All of such restricted stock units were scheduled to have vested within 60 days of September 26, 2014.

(7)	Estimate of beneficial ownership, based on information available to us. The beneficial owner may have acquired shares held in street name, of which we are not aware.

(8)	Includes 62,499,938 shares of our common stock issuable upon the exercise of the warrants that are currently exercisable. Does not include any additional shares that may become issuable pursuant to the Additional Agreement to Stock Purchase Agreement in the event we sell or are deemed to sell common stock for less than $0.16 per share.

(9)	Because of the arrangements described in “Directors, Executive Officers, Promoters and Control Persons, Rights to Nominate Directors” above, these persons may be deemed to constitute a group as defined in Section 13(d) of the Exchange Act. However, each such person (a) disclaims membership in a group and (b) disclaims beneficial ownership of the shares of Common Stock beneficially owned by any other such person or any other person.

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors adopted, and our stockholders approved, the 2009 Plan on October 19, 2009. The 2009 Plan reserved a total of 5,000,000 shares of our common stock for issuance pursuant to awards granted thereunder (3,366,667 of which have been issued and the restrictions with respect thereto have lapsed). If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan. As of the date hereof, we have outstanding option awards under the 2009 Plan exercisable for an aggregate of 1,450,000 shares of our common stock, the options of which are fully vested. In addition, we granted a restricted stock award under the 2009 Plan with respect to 2,500,000 shares of common stock which are fully vested and issued. We also issued Restricted Stock Units under the 2009 Plan with respect to 950,000 shares, of which 866,667 are fully vested and issued. Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. We have not maintained any other equity compensation plans since our inception.

The table provided under Item 5 above contains information with respect to the shares of common stock that may be issued under our existing equity compensation plans as of June 30, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We retained Mr. Currin’s services as our Chief Operating Officer under an Employment Services Agreement, dated as of August 11, 2010, with MIZ, a corporation owned in part by Mr. Currin. On December 5, 2012, MIZ and the Company terminated its Employment Services Agreement effective as of November 30, 2012. On December 5, 2012, the Company entered into a Consulting Services Agreement with MIZ in which Mr. Currin is to provide consulting services to the Company. The description of such Employment Services Agreement and Consulting Services Agreement set forth above under “Item 11, Executive Compensation – Employment Services Agreement with MIZ Comercializadora” are incorporated herein by reference.

In February 2013, we entered into an agreement with Celta Consultores Limitada (“Celta”), for Celta to provide consulting services with the objective of the Company entering into a joint venture agreement with a third party. Our Chairman, Mr. Cussen, is the President of Celta.

On July 8, 2013, the agreement was amended, providing for the Company to remunerate Celta as follows:

-	Five days after the signing of a memorandum of understanding for a potential joint venture, Celta shall receive 2,000,000 shares of Li3 common stock, and

-	Five days after the signing of a joint venture agreement, Celta shall receive 1,000,000 shares of Li3 common stock.

To date, we have not executed either of the above agreements

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors”. However, our Board of Directors has determined that each of Messrs. De Aguirre, McKenzie, Wahl and Dr. Chon is an “Independent Director” within the meaning of the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal independent public accountant for services rendered during the fiscal years ended June 30, 2014 and 2013, are set forth in the table below:

	Fiscal year	Fiscal year
	Ended	Ended
Fee Category	June 30, 2014	June 30, 2013
Audit fees (1)	$160,890	$168,438
Audit-related fees (2)	25,533	75,955
Tax fees (3)	14,682	7,360
All other fees (4)	-	-
Total fees	$201,105	$251,753

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

In accordance with its charter, our Audit Committee approves in advance all audit and non-audit services to be provided by our independent registered public accounting firm. During fiscal 2014 and 2013, all such services were pre-approved by either our Board or our Audit Committee, in accordance with these policies.

Our Board selected GBH CPAs, PC as our independent registered public accounting firm for purposes of auditing our financial statements for the year ended June 30, 2014.  In accordance with Board’s practice, GBH CPAs, PC was pre-approved by the Board to perform these audit services for us prior to its engagement.

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

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on June 24, 2005 (1)

3.2	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 11, 2008 (2)

3.3	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on October 19, 2009 (4)

3.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 15, 2011 (17)

3.5	Amended and Restated Bylaws of the Registrant(20)

4.1	Form of Investor A Warrant of the Registrant, issued in connection with a private placement of which several closings were held in November and December of 2009 (5)

4.2	Form of Investor B Warrant of the Registrant, issued in connection with a private placement of which several closings were held in November and December of 2009 (5)

4.3	Form of Warrant of the Registrant, issued in connection with a private placement of which several closings were held in June, July and September of 2010 (10)

4.4	Form of Warrant included in the D Units sold in the Second 2010 Unit Offering (13)

4.5	Form of Warrant included in the E Units sold in the Third 2010 Unit Offering (15)

4.6	Form of Warrant included in the units issued in private placement in April and May, 2011 (16)

4.7	Form of Warrant issued pursuant to Securities Purchase Agreement dated as of August 24, 2011, between the Registrant and POSCAN (18)

4.8	Form of Warrant issued pursuant to the Additional Agreement to Securities Purchase Agreement, dated as of August 17, 2012, between the Registrant and POSCAN (26)

4.9	Form of Bonus Warrant issued pursuant to the Additional Agreement to Securities Purchase Agreement, dated as of August 17, 2012, between the Registrant and POSCAN (26)

10.1 †	Registrant’s 2009 Stock Incentive Plan adopted October 19, 2009 (5)

10.2 †	Form of Stock Option Agreement under the Registrant’s 2009 Equity Incentive Plan (5)

10.3	Form of Subscription Agreement between the Registrant and each subscriber in a private placement offering of units (5)

10.12	Registration Rights Agreement, dated as of February 16, 2010, among the Registrant, Next Lithium Corp. and Next Lithium (Nevada) Corp. (7)

10.14 †	Engagement Letter, dated January 7, 2010, between the Registrant and Marin Management Services, LLC (8)

10.18	Form of Subscription Agreement between the Registrant and each subscriber in the private placement of which several closings were held in June, July and September of 2010 (10)

10.19	Form of Registration Rights Agreement between the Registrant and the subscribers in the private placement of which several closings were held in June, July and September of 2010 (9)

10.20	Addendum to Master Option Agreement between Lacus Minerals S.A. and the Registrant, dated as of July 30, 2010 (12)

10.21	Stock Purchase Agreement, dated as of August 3, 2010, among the Registrant, Pacific Road Capital A Pty. Limited, as trustee for Pacific Road Resources Fund A, Pacific Road Capital B Pty. Limited, as trustee for Pacific Road Resources Fund B, and Pacific Road Capital Management G.P. Limited, as General Partner of Pacific Road Resources Fund L.P. (11)

10.22†	Employment Services Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (12)

10.23†	Form of Restricted Stock Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (12)

10.24	Letter Agreement between the Registrant and LW Securities, Ltd., dated November 24, 2010 (13)

10.25	Form of Subscription Agreement between the Registrant and each Subscriber in the Second 2010 Unit Offering (13)

10.27	Investment Agreement, dated as of December 2, 2010, between the Registrant and Centurion Private Equity, LLC (11)

10.28	Registration Rights Agreement, dated as of December 2, 2010, between the Registrant and Centurion Private Equity, LLC (14)

10.29	Form of Subscription Agreement between the Registrant and each Subscriber in the Third 2010 Unit Offering (15)

10.31 †	Amendment No. 1 to Employment Services Agreement, dated as of December 14, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (13)

10.32	Settlement Agreement, dated as of December 30, 2010, between the Registrant and Robert James Sedgemore (13)

10.33	Binding Letter of Intent between the Registrant and shareholders of Sociedades Legales MinerasLitio 1 a 6 de la Sierra Hoyada de Maricunga, dated as of February 24, 2011, relating to Registrant’s acquisition of a controlling interest in certain assets (16)

10.34	Form of Securities Purchase Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011 (16)

10.36	Form of Registration Rights Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011 (16)

10.37	Amending Agreement, dated as of March 30, 2011, between the Registrant and the Alfredo Sellers, amending the Stock Purchase Agreement between Registrant and the Alfredo Sellers dated as of August 3, 2010 (11)

10.38	Credit Agreement, dated as of May 2, 2011, between the Registrant and certain private institutional investors (16)

10.39	Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga dated as of May 20, 2011 (16)

10.40	Securities Purchase Agreement dated as of August 24, 2011, between the Registrant and POSCAN (11)

10.41	Investor Rights Agreement dated as of August 24, 2011, between the Registrant and POSCAN (11)

10.42	Employment Services Agreement between the registrant and Luis Saenz, effective as of August 24, 2011 (18)
10.43	Amendment and Waiver Agreement with the holders of the Registrant’s zero-coupon bridge notes, dated as of August 25, 2011 (18)

10.44 †	Consulting Services Agreement between the Registrant and R&M Global Advisors, dated November 23, 2011, with respect to Eric Marin’s services as Interim Chief Financial Officer of the Registrant (19)

10.45	Agreement Between R3 Fusion and Li3 Energy, dated as of January 12, 2012 (21)

10.46	Form of 15% Bridge Notes issued by the Registrant (30)

10.47 †	First Amendment to Registrant’s 2009 Stock Incentive Plan, dated May 2, 2012 (22)

10.48 †	Second Amendment to Registrant’s 2009 Stock Incentive Plan, dated June 17, 2012 (23)

10.49 †	Amendment No. 1 to Contractor Services Agreement between the Registrant and R&M Global Advisors, Inc., dated as of June 30, 2012 (24)

10.50	Additional Agreement to the Securities Purchase Agreement between the Registrant and POSCAN, dated as of August 17, 2012 (25)

10.51 †	Employment Services Agreement between the Registrant and Luis Santillana, dated as of December 1, 2011 (29)

10.52 †	Amendment to Employment Services Agreement between the Registrant and Luis Santillana, dated as of March 1, 2012 (29)

10.53	Form of Settlement Agreement between the Registrant and the Receivable Holders entered into on September 7, 2012 (31)

10.54	Second Amendment and Waiver Agreement with the holders of the Registrant’s zero-coupon bridge notes, dated as of September 28, 2012 (28)
10.55	Memorandum of Understanding dated March 17, 2013 for the Merger of Blue Wolf Mongolia Holdings Corp and the Registrant (32)

10.56	Purchase Agreement between the Registrant and Jose Resk Nara and Carlos Alfonso Iribarren to purchase all of the outstanding shares of SLM Cocina Diecinueve de la Hoyada de Maricunga dated April 16, 2013 (33)

10.57	Agreement and Plan of Merger by and among the Registrant, Blue Wolf Mongolia Holdings Corp. and Blue Wolf Acquisition Sub dated May 21, 2013 (34)

10.58	Shares Purchase-Sale of Minera Li Energy SPA from Li3 Energy, Inc to BBL SPA, dated January 27, 2014 (35)

10.59	Third Extraordinary Shareholders Meeting of Minera Li Energy SPA, dated January 27, 2014 (35)

10.60	Shareholders´ Agreement of Minera Li Energy SPA, dated January 27, 2014 (35)

10.61	Assignment of Contentious Rights and Credit Sociedad Legal MineraLitio 1 de la Sierra Hoyada de Maricunga and Others and Inversiones Tierras Raras SPA, dated January 27, 2014 (35)

14.1	Code of Ethics (3)

21.1*	List of Subsidiaries

31.1*¶	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*¶	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*¶	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*¶	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed with the Securities and Exchange Commission on August 19, 2005 as an exhibit to the Registrant’s registration statement on Form SB-2 (SEC File No. 333-127703), which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on July 29, 2008 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on September 25, 2008 as an exhibit to the Registrant’s annual report on Form 10-KSB, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on October 23, 2009 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on November 16, 2009 as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on January 25, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on March 18, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on May 14, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(9)	Filed with the Securities and Exchange Commission on June 15, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(10)	Filed with the Securities and Exchange Commission on July 19, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(11)	Filed with the Securities and Exchange Commission on March 15, 2012 as an exhibit to Amendment No. 8 to Registration Statement on Form S-1/A, which exhibit is incorporated herein by reference.

(12)	Filed with the Securities and Exchange Commission on November 4, 2010, as an exhibit to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(13)	Filed with the Securities and Exchange Commission on February 22, 2011, as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(14)	Filed with the Securities and Exchange Commission on December 8, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(15)	Filed with the Securities and Exchange Commission on December 15, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(16)	Filed with the Securities and Exchange Commission on May 23, 2011, as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(17)	Filed with the Securities and Exchange Commission on March 16, 2011, as an exhibit to the Registrant’s registration statement on Form 8-A, which exhibit is incorporated herein by reference.

(18)	Filed with the Securities and Exchange Commission on August 26, 2011 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(19)	Filed with the Securities and Exchange Commission on November 29, 2011 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(20)	Filed with the Securities and Exchange Commission on January 30, 2014, as an exhibit to the Registrant’s current report on Form 8-K,and incorporated herein by reference.

(21)	Filed with the Securities and Exchange Commission on January 20, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(22)	Filed with the Securities and Exchange Commission on May 18, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(23)	Filed with the Securities and Exchange Commission on June 21, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(24)	Filed with the Securities and Exchange Commission on July 5, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(25)	Filed with the Securities and Exchange Commission on August 24, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(26)	Filed with the Securities and Exchange Commission on August 24, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(27)	Filed with the Securities and Exchange Commission on January 6, 2012 as an exhibit to Amendment No. 2 to the Registrant’s annual report on Form 10-K/A, which exhibit is incorporated herein by reference.

(28)	Filed with the Securities and Exchange Commission on October 10, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(29)	Filed with the Securities and Exchange Commission on September 21, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(30)	Filed with the Securities and Exchange Commission on October 15, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

(31)	Filed with the Securities and Exchange Commission on September 13, 2012 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(32)	Filed with the Securities and Exchange Commission on March 21, 2013 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(33)	Filed with the Securities and Exchange Commission on May 1, 2013 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(34)	Filed with the Securities and Exchange Commission on May 21, 2013 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(35)	Filed with the Securities and Exchange Commission on May 15, 2014 as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

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

Li3 ENERGY, INC.

Dated: September 26, 2014	By:	/s/ Luis Saenz
Luis Saenz
Chief Executive Officer
(principal executive officer)

	By:	/s/ Luis Santillana
Luis Santillana
Chief Financial Officer
(principal financial officer and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luis Saenz	Chief Executive Officer (principal	September 26, 2014
Luis Saenz	executive officer), and Director

/s/ Patrick A. Cussen	Director	September 26, 2014
Patrick A. Cussen

/s/ Patricio A. Campos	Director	September 26, 2014
Patricio A. Campos

/s/ Eduardo G. de Aguirre	Director	September 26, 2014
Eduardo G. de Aguirre

/s/ Harvey McKenzie	Director	September 26, 2014
Harvey McKenzie

/s/ David G. Wahl	Director	September 26, 2014
David G. Wahl

/s/Uong Chon	Director	September 26, 2014
Uong Chon

LI3 ENERGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Li3 Energy, Inc.

Providencia, Santiago, Chile

We have audited the accompanying consolidated balance sheets of Li3 Energy, Inc. as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Li3 Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Li3 Energy, Inc., as of June 30, 2014 and 2013, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

September 26, 2014

LI3 ENERGY, INC.

Consolidated Balance Sheets

	June 30, 2014	June 30, 2013
Assets
Current assets:
Cash	$38,490	$12,667
Prepaid expenses and advances	35,781	84,508
Total current assets	74,271	97,175
Receivable from BBL for sale of controlling interest in Minera Li	994,017	-
Equity investment in Minera Li	7,572,425	-
Mineral rights, net	-	23,547,374
Property and equipment, net	322	126,744
Total non-current assets	8,566,764	23,674,118
Total assets	$8,641,035	$23,771,293

Liabilities & Equity
Current liabilities:
Accounts payable	$239,441	$412,481
Accrued expenses	805,976	895,017
Accrued registration rights penalties	518,243	518,243
Common stock payable	291,116	250,897
Payable for acquisition of Cocina Mining Concessions	-	3,800,000
Current portion of long-term debt	-	100,000
Zero-coupon convertible debt, net of unamortized discount of $-0- and $50,037, respectively	-	1,829,963
Notes payable	50,000	50,000
Convertible notes payable, net of unamortized discount of $-0- and $131,799, respectively	45,000	71,701
Current portion of derivative liabilities	142,017	402,834
Total current liabilities	2,091,793	8,331,136
Long-term debt, less debt discount of $-0- and $981,080, respectively	-	418,920
Notes payable to BBL	240,000	-
Derivative liabilities	1,706,990	3,587,015
Total non-current liabilities	1,946,990	4,005,935
Total liabilities	4,038,783	12,337,071

Commitments and contingencies

Common stock subject to rescission	3,041	3,041

Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 435,006,181 and 395,497,453 shares issued and outstanding as of June 30, 2014 and June 30, 2013, respectively	435,006	395,497
Additional paid-in capital	70,610,958	69,327,269
Accumulated deficit	(66,446,753)	(62,613,739)
Total stockholders' equity of Li3 Energy, Inc.	4,599,211	7,109,027
Non-controlling interests	-	4,322,154
Total equity	4,599,211	11,431,181
Total liabilities and equity	$8,641,035	$23,771,293

See accompanying notes to the consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended	Year Ended
	June 30, 2014	June 30, 2013
Revenues	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Operating expenses:
Exploration expenses	(47,240)	(489,671)
Loss from Minera Li equity investment	(106,589)	-
Mineral rights impairment expense	(6,485,438)	(46,493,626)
Gain on sale of mineral rights	120,000	-
Debt modification expense	(300,000)	-
Gain on settlements, net	1,536,822	12,559
General and administrative expenses	(2,012,850)	(4,544,132)
Total operating expenses	(7,295,295)	(51,514,870)

Other income (expense):
Loss on sale of controlling interest in Minera Li	(43,315)	-
Gain (loss) on debt extinguishment	85,864	(37,235)
Change in fair value of derivative liability instruments	1,944,388	8,471,743
Warrant modification expense	-	(171,150)
Gain on foreign currency transactions	51,364	32,924
Interest expense	(1,172,571)	(419,745)
Total other income	865,730	7,876,537

Net loss	(6,429,565)	(43,638,333)
Net loss attributable to non-controlling interests	2,596,551	18,798,439
Net loss attributable to Li3 Energy, Inc.	$(3,833,014)	$(24,839,894)

Loss per common share - basic	$(0.01)	$(0.06)
Loss per common share - diluted	$(0.01)	$(0.06)

Weighted average number of common shares outstanding - basic	414,294,512	384,582,034
Weighted average number of common shares outstanding - diluted	414,294,512	384,582,034

Comprehensive loss
Net loss	$(6,429,565)	$(43,638,333)
Foreign currency translation adjustments	-	(83,563)
Total comprehensive loss	(6,429,565)	(43,721,896)
Comprehensive loss attributable to non-controlling interests	2,596,551	18,798,439
Comprehensive loss attributable to Li3 Energy, Inc. shareholders	$(3,833,014)	$(24,923,457)

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.

Consolidated Statement of Changes in Equity

Years Ended June 30, 2014 and 2013

					Deficit
					Accumulated
			Additional	Other	During the	Non-	Total
	Common Stock		Paid-in	Comprehensive	Exploration	Controlling	Equity
	Shares	Par Value	Capital	Loss	Stage	Interest	(Deficit)

Balance, July1, 2012	323,782,553	323,783	$63,578,079	83,563	(37,773,845)	23,120,593	49,332,173

Stock issued for cash:
Stock and warrants issued to POSCAN, less offering costs totaling $500,000	62,499,938	62,500	4,959,476	-	-	-	5,021,976

Stock-based compensation:
Amortization of stock-based compensation	-	-	328,958	-	-	-	328,958
Modification of stock options	-	-	3,274	-	-	-	3,274
Stock issued to MIZ, a related party, pursuant to vesting of restricted stock	1,700,000	1,700	(1,700)	-	-	-	-
Stock issued pursuant to vesting of restricted stock units	316,668	317	(317)	-	-	-	-
Stock issued for services	709,652	709	37,427				38,136

Stock issued to settle liabilities:
Stock issued to directors and employees for services	6,488,642	6,488	425,113	-	-	-	431,601

Common stock subject to rescission	-	-	(3,041)	-	-	-	(3,041)

Foreign currency translation adjustments	-	-	-	(83,563)	-	-	(83,563)

Net loss	-	-	-	-	(24,839,894)	(18,798,439)	(43,638,333)

Balance, June 30, 2013	395,497,453	$395,497	$69,327,269	$-	$(62,613,739)	$4,322,154	$11,431,181

Stock-based compensation:
Amortization of stock-based compensation	-	-	38,207	-	-	-	38,207
Stock issued pursuant to vesting of restricted stock units	316,666	317	(317)	-	-	-	-

Beneficial conversion feature of convertible debt	-	-	700,000	-	-	-	700,000

Stock issued to settle liabilities:
Stock issued to directors and employees for services	13,054,919	13,055	245,276	-	-	-	258,331
Stock issued to third parties for services	3,620,802	3,621	76,724	-	-	-	80,345

Stock issued on conversion of debt	22,516,341	22,516	223,799	-	-	-	246,315

Deconsolidation of Maricunga on sale of controlling interest	-	-	-	-	-	(1,725,603)	(1,725,603)

Net loss					(3,833,014)	(2,596,551)	(6,429,565)

Balance, June 30, 2014	435,006,181	$435,006	$70,610,958	$-	$(66,446,753)	$-	$4,599,211

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net loss	$(6,429,565)	$(43,638,333)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,577	37,031
Loss on write off of fixed assets	4,786	11,445
Loss from Minera Li equity investment	106,589	-
Mineral rights impairment expense	6,485,438	46,493,626
Gain on sale of mineral rights	(120,000)	-
Loss on sale of controlling interest in Minera Li	43,315	-
Gain on settlements, net	(1,536,822)	(12,559)
Stock-based compensation	78,425	603,828
(Gain) loss on debt extinguishment	(85,864)	37,235
Change in fair value of derivative liabilities	(1,944,388)	(8,471,743)
Warrant modification expense	-	171,150
Zero coupon interest accretion and amortization of debt discount on convertible notes	892,548	179,590
Amortization of deferred financing costs	30,592	18,920
Gain on foreign currency transactions	(51,364)	(32,924)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and advances	27,957	(75,656)
Decrease (increase) in other assets	(1,574)	10,650
Increase (decrease) in accounts payable	62,315	(1,986,918)
Increase in accrued expenses	523,601	252,309
Net cash used in operating activities	(1,900,434)	(6,402,349)

Cash flows from investing activities
Acquisition of mineral rights	-	(2,000,000)
Proceeds from sale of controlling interest in Minera Li	1,500,000	-
Deconsolidation of investments	(72)	-
Proceeds from sale of mining properties	60,000	-
Amounts recovered from minority shareholders	1,555,000	-
Net cash provided by(used in) investing activities	3,114,928	(2,000,000)

Cash flows from financing activities
Payments on zero coupon convertible debt	(1,930,000)	-
Payment of arranger fee for convertible debt	-	(37,600)
Proceeds from notes payable	1,088,605	158,500
Proceeds from notes payable – BBL	240,000	-
Payments on notes payable	(587,276)	(1,150,000)
Proceeds from issuance of common stock, net	-	9,499,990
Net cash provided by (used in) financing activities	(1,188,671)	8,470,890

Effect of exchange rate changes on cash	-	(83,563)

Net increase (decrease) in cash	25,823	(15,022)

Cash at beginning of the year	12,667	27,689

Cash at end of the year	$38,490	$12,667

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$127,523	$280,954
Non-cash financing transactions:
Fair value of derivative warrant instruments issued in private offerings	$-	$4,478,014
Warrants issued for offering costs	$-	$162,350
Debt discount due to beneficial conversion feature	$700,000	$-
Debt discount due to warrant derivative liabilities issued with convertible debt	$106,000	$158,500
Debt discount for acquisition of Cocina Mining Concessions	$-	$1,000,000
Payable for acquisition of Cocina Mining Concessions	$-	$4,300,000
Settlement of accrued interest through modification of debt	$-	$105,742
Settlement of accrued liabilities through issuance of stock	$338,676	$459,004
Issuance of common stock on conversion of debt	$246,315	$-
Common stock subject to rescission	$-	$3,041

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.

Notes to Consolidated Financial Statements

For the years ended June 30, 2014 and 2013

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Li3 Energy, Inc. (“Li3 Energy” or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2005. In 2009, the Company established its business focus and strategy toward identifying and pursuing business opportunities in lithium and industrial minerals mining in the Americas.

Part of our strategic plan is to ensure that Minera Li explores and develops the existing Maricunga Project while simultaneously identifying other synergistic opportunities with new projects with production potential that could also be advanced in an accelerated manner, with the goal of becoming a company with valuable lithium, potassium, nitrates and other industrial minerals properties.

The Company’s four wholly owned subsidiaries include: Li3 Energy Peru SRL (“Li3 Peru”), a subsidiary formed in Peru to explore mining opportunities in Peru and in South America; Alfredo Holdings, Ltd. (“Alfredo”), an exempted limited company incorporated under the laws of the Cayman Islands; Li3 Energy Copiapó, SA (“Li3 Copiapó”, previously called Pacific Road Mining Chile, SA), a Chilean corporation, which is a subsidiary of Alfredo; and Noto Energy SA (“Noto”), an Argentinean corporation.

On January 27, 2014, the Company entered into a transaction with a third party, BBL SpA (“BBL”), subsequent to which BBL became the majority holder of Minera Li, holding 51% of the ownership interest. The Company retains a 49% ownership of Minera Li. Minera Li holds 60% ownership of Sociedades Legales Mineras Litio1 a 6 de la Sierra Hoyada de Maricunga (“SLM Litio 1-6”), a group of six private companies (the “Maricunga Companies”).

We have generated no revenues to date and do not anticipate generating any revenues in the near term. Our activities to date have been limited to capital formation, organization, acquisition of interests in mining properties and limited exploration on the Maricunga Project, of which we currently hold a minority interest. The Company´s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate exploitable quantities of mineral resources or operate on a profitable basis, or we may fail to secure additional funding to operationalize the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Li3 Peru, Alfredo, Li3 Copiapó, and Noto. As a result of the Company disposing of its controlling interest in Minera Li on January 27, 2014, the Company deconsolidated Minera Li from its consolidated financial statements and now accounts for its remaining 49% investment in Minera Li under the equity method. All intercompany amounts have been eliminated in consolidation.

b. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2014 and 2013. The Company has not experienced any losses on its deposits of cash and cash equivalents.

c.  Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value. During the years ended June 30, 2014 and 2013, the Company recorded mineral rights impairment charges of $6,485,438and $46,493,626, respectively.

d. Impairment of Long-lived Assets

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

e. Investment in Minera Li

Beginning on January 27, 2014, the Company’s investment in Minera Li is accounted for under the equity method in accordance with ASC 323 – Equity Investments and Joint Ventures. Under the equity method, the carrying value of the investment is adjusted for the Company’s share of Minera Li earnings and losses, as well as any capital contributions to and distributions from associates. Distributions in excess of equity method earnings are recognized as a return of investment and recorded as investing cash inflows in the accompanying consolidated statements of cash flows. We classify operating income and losses as well as gains and impairments related to our equity investees as a component of operating income or loss, as the Company’s equity investees is an extension of our core business.

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

The Company recognizes interest related to income tax matters in income tax expense and penalties related to income tax matters in general and administrative expenses. The Company did not have any uncertain income tax positions or accrued interest included in our consolidated balance sheets at June 30, 2014, or 2013, and did not recognize any interest in its consolidated statements of operations during the years ended June 30, 2014or 2013. At June 30, 2014 and 2013, the Company has recorded $160,000 and $120,000, respectively, of accrued penalties related to income tax matters. During the years ended June 30, 2014 and 2013, the Company recorded penalties expense of $40,000 and $120,000, respectively, in its consolidated statements of operations.

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

For the years ended June 30, 2014 and 2013, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended
	June 30, 2014	June 30, 2013
Stock options	1,450,000	1,450,000
Restricted stock units	983,333	1,300,000
Stock warrants	155,635,919	163,227,532
Convertible debt	1,548,205	27,289,848
	159,617,457	193,267,380

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

l. Non-controlling Interests

The Company is required to report its non-controlling interests as a separate component of equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to the stockholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis. During the years ended June 30, 2014 and 2013, the Company recorded a net loss allocable to non-controlling interests of $2,596,551and $18,798,439, respectively. The non-controlling interests related to the 60% of the Maricunga Companies that were not owned by Minera Li. As a result of the BBL Transaction (see Note 4) during January 2014, BBL became the majority shareholder of Minera Li, with the Company retaining a 49% interest. The Company determined that it ceased to have voting and management control of Minera Li and therefore accounted for the sale of the 51% of Minera Li by deconsolidating the subsidiary from its consolidated financial statements in accordance with ASC 810 - Consolidation. The Company´s remaining 49% interest in Minera Li has been treated as an equity investment in accordance with ASC 323 - Investments - Equity Method and Joint Ventures.

m. Development Stage Change

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the year ended June 30, 2014.

n. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company´s consolidated financial position, operations or cash flows.

o. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, June 30, 2014, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

NOTE 3. GOING CONCERN AND BBL TRANSACTION

As of June 30, 2014, the Company had no source of current revenue, a cash balance on hand of $38,490 and negative working capital of $2,017,522.

In order to address the funding requirements to execute our business plan for the development of its primary mining concession assets (the “Maricunga Project”), on January 27, 2014, the Company entered into a Purchase and Sale Agreement with BBL, pursuant to which BBL acquired 11 of our 60 shares of Minera Li (the “Share Purchase”) for a cash payment. In connection with the Share Purchase, Minera Li held a shareholders’ meeting, pursuant to which Minera Li issued 40 additional shares (the “Additional Shares”) to BBL (the “Issuance” and together with the “Share Purchase”, the “BBL Transaction”). As a result of the BBL Transaction, BBL became the majority shareholder of Minera Li holding 51% ownership, and the Company retains a 49% interest. Concurrent with the execution of the BBL Transaction, the Company and BBL also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li.

Pursuant to the terms of the BBL Transaction and the Shareholders Agreement:

·	Li3 Energy will receive $1,000,000 upon completion of certain Maricunga Project milestones, or at the latest, on January 27, 2016.

·	BBL will provide the Company with a credit facility of $1,800,000 to provide Li3 Energy working capital (the “BBL Credit Facility”). The BBL Credit Facility will allow the Company to draw $100,000 during May 2014, and $200,000 per month thereafter, until the maximum $1,800,000 (the “Maximum Amount”) is reached. The loans will be secured by the Company’s ownership interest in Minera Li. Repayment of each drawdown will be 18 months from the drawdown date, at 8.5% interest per annum. As of the date of this filing, the Company has received $640,000 under the BBL Credit Facility.

·	BBL will finance Li3 Energy´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans will be due 24 months from receipt and interest will be charged at 12% per annum. Specific limits for these loans have not been established and will be negotiated in good faith between the Company and BBL.

Assuming the Company can maintain its current negative working capital deficit which is subject to the continuing forbearance of vendors and certain investors, the Company believes that the transaction described above should provide sufficient working capital to maintain its basic operations for at least the next 12 months.

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

NOTE 4. INVESTMENT IN MINERA LI

The Company´s equity investment at June 30, 2014 relate to its 49% investment in Minera Li. The investment in Minera Li was consolidated prior to January 27, 2014.

Balance, July 1, 2013	$-
Add: Fair value of investment in Minera Li recognized on January 27, 2014	7,679,014
Less: Equity in loss of Minera Li	(106,589)
Balance, June 30, 2014	$7,572,425

Minera Li was previously a wholly owned subsidiary of the Company. On January 27, 2014, the Company entered into the BBL Transaction, pursuant to which BBL acquired 11 of our 60 shares of Minera Li for a cash payment of $1,500,000 and Minera Li issued 40 Additional Shares to BBL in exchange for a cash payment of $5,500,000. As a result of the BBL Transaction, BBL became the majority shareholder of Minera Li with a 51% interest, and the Company retains a 49% interest in Minera Li.

Concurrent with the execution of the Agreement, the Company and BBL also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li. Under the Shareholders Agreement, BBL will pay $1,000,000 (the “Additional Payment”) to the Company upon the earlier of its completion of certain milestones relating to the permitting and development of the Maricunga Project and, in any event, no later than January 27, 2016. The Company recorded the present value of the Additional Payment receivable of $992,443 as receivable on sale of controlling interest in Minera Li in the consolidated balance sheets and will amortize interest income of $7,557 over the life of the receivable. For the year ended June 30, 2014, $1,574 of interest income was recognized in our consolidated statement of operations relating to this.

Accounting for the BBL Transaction

The Company determined that immediately following the BBL Transaction, it ceased to have voting and management control of Minera Li and therefore accounted for the sale of the 51% of Minera Li by deconsolidating the subsidiary from its consolidated financial statements in accordance with ASC 810 - Consolidation.

The Company´s remaining 49% interest in Minera Li was recorded as an equity investment in accordance with ASC 323 - Investments - Equity Method and Joint Ventures. The Company calculated that the fair value of the Company´s remaining investment in Minera Li immediately following the BBL Transaction was $7,679,014 and a loss on sale of investments of $43,315 relating to the deconsolidation was recorded in the consolidated statement of operations for the year ended June 30, 2014 as follows:

Consideration received
Cash proceeds received for sale of shares in Minera Li	$1,500,000
Fair value of $1,000,000 Additional Payment receivable for sale of shares in Minera Li	992,443
2,492,443
Add:
Fair value of retained equity method investment (49% investment in Minera Li)	7,679,014
Carrying amount of non-controlling interest in Minera Li	1,725,603
11,897,060
Less:
Carrying amount of net assets of Minera Li at January 27, 2014	(11,940,375)
Loss on sale of controlling interest in Minera Li	$(43,315)

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

Summarized Financial Information of Minera Li

Set out below is the summarized financial information of Minera Li at June 30, 2014, which is accounted for using the equity method. The information reflects the amounts presented in the financial statements of Minera Li adjusted for differences in accounting policies between the Company and Minera Li. Our share of income and losses from our equity method investment in Minera Li is included in loss from Minera Li equity investment in the consolidated statements of operations and comprehensive loss.

Summarized Balance Sheet

June 30, 2014
Current assets	$174,613
Non-current assets	17,062,724
Total assets	$17,237,337

Current liabilities	$57,806
Equity	17,179,531
Total liabilities and equity	$17,237,337

Summarized Statement of Operations

January 27, 2014 - June 30, 2014
Revenue	$-
Operating expenses:
Exploration expenses	(6,643)
General & administrative expenses	(210,887)
Total operating expenses	(217,530)
Net loss	$(217,530)

NOTE 5. MINERAL RIGHTS

Mineral rights, net of impairment, consist of the following at June 30, 2014 and 2013:

Maricunga	June 30, 2014	June 30, 2013
SLM Litio 1-6	$-	$17,247,374
Cocina Mining Concessions	-	6,300,000
	$-	$23,547,374

All of the Company’s mineral rights in SLM Litio 1-6 and the Cocina Mining Concessions were held by Minera Li which has been deconsolidated from the Company´s consolidated financial statements – see Note 4.

SLM Litio 1-6

SLM Litio 1-6 consisted solely of undeveloped mineral rights. On May 20, 2011, Minera Li, acquired 60% of SLM Litio 1-6 for a purchase price of $6,370,000 in cash and 127,500,000 restricted shares of common stock which had a fair value of $31,875,000 (the “SLM Litio 1-6 Shares”). The Company also initially recorded an additional $25,496,000 to reflect the non-controlling interest for the 40% of SLM Litio 1-6 that were not acquired.

During the year ending June 30, 2013, the Company determined that the long-lived asset of SLM Litio 1-6 was not fully recoverable and recognized an impairment charge of approximately $46.5 million to write the mineral rights down from their carrying value to their estimated fair value of approximately $17.2 million.

During the year ending June 30, 2014 (and prior to the BBL Transaction), the Company determined that the long-lived asset of SLM Litio 1-6 was not fully recoverable and recognized an impairment charge of approximately $6.5 million to write the mineral rights down from their carrying value to their estimated fair value of approximately $10.8 million.

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

The Company incurred exploration expenses with respect to the SLM Litio 1-6 property of $6,446,928 and impairment expense of $52,979,064 up to the BBL Transaction date. The minority shareholders did not make payments to the Company for their respective shares of the exploration expenses. As a result, all of the expenses incurred by the Maricunga Companies up to the BBL Transaction date were funded by the Company. The Company recorded 40% of the expenses incurred by the Maricunga Companies to the non-controlling interest, or $2,596,551 and $18,798,439, respectively, for the year ended June 30, 2014 and 2013.

The Company had filed lawsuits against the minority shareholders seeking either payment of their pro rata portion of costs or an auction of their 40% share of the properties.

On January 27, 2014, Li3 Energy executed an agreement (the “Tierras Agreement”) with Tierras Raras SpA (“Tierras Raras”), an affiliate of BBL. Pursuant to the Tierras Agreement, Tierras Raras agreed to purchase all of the interests of the SLM Litio 1-6 minority shareholders, and, in conjunction with the purchase, to pay $1,600,000 to Minera Li, which in turn would pay the funds to Li3, as consideration for the settlement and release by the Company of all claims against the SLM Litio 1-6 minority shareholders. The transactions contemplated by the Tierras Agreement closed in February 2014, and the Company received $1,555,000 in settlement on February 26, 2014, which was recorded as a gain on settlement in the consolidated financial statements for the year ended June 30, 2014. The Company agreed that $45,000 would be retained in Minera Li in order to settle liabilities incurred prior to the BBL Transaction date. No additional amounts are owed to the Company in connection with this settlement agreement.

Cocina Mining Concessions

On April 16, 2013, Minera Li entered into a purchase agreement (the “Cocina Purchase Agreement”) with Jose Resk Nara and Carlos Alfonso Iribarren (the “Cocina Sellers”) whereby it purchased all of the outstanding shares of SLM Cocina Diecinueve de la Hoyada de Maricunga, a Chilean legal mining company (the “Cocina Company”). Cocina Company was the sole owner of a group of exploitation mining concessions named Cocina 19 through 27 (the “Cocina Mining Concessions”). The Cocina Company had no operating activities, held no assets or liabilities other than the Cocina Mining Concessions and had no employees as of the date of the purchase of the Company. Accordingly, the purchase was treated as an asset acquisition.

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

Pursuant to the Cocina Purchase Agreement, Minera Li agreed to pay the Cocina Sellers $7,300,000 in a combination of cash and debt, as follows:

	Jose Resk Nara	Carlos Alfonso Iribarren
April 16, 2013	$1,000,000	$1,000,000
July 16, 2013	1,000,000	1,000,000
October 16, 2013	1,150,000	650,000
April 16, 2014 - April 16, 2028	-	1,500,000	($100,000/year)
	$3,150,000	$4,150,000

The Company paid $2,000,000 of the purchase price on April 16, 2013. The Company determined that the value of the Cocina Mining Concessions upon acquisition was $6,300,000, with the additional $1,000,000 of the purchase price treated as imputed interest (debt discount) to be amortized over the life of the remaining payments to Carlos Alfonso Iribarren. As of June 30, 2013, the Company recorded the $3,800,000 which was to be paid between July 16, 2013 and October 16, 2013 as short-term payable for acquisition of the Cocina mineral rights and the remaining $1,500,000 of the purchase price was recorded as debt, offset by $1,000,000 of debt discount, of which the Company amortized $18,920. During the year ended June 30, 2014, the Company amortized an additional $30,592 of debt discount to interest expense.

The Company did not make the payment of $2,000,000 required on July 16, 2013, and agreed with the Cocina Sellers to defer the payment until October 2013 for an additional payment of $300,000. The additional payment was recorded in operating expenses as debt modification expense during the year ended June 30, 2014.

On November 13, 2013, the Company entered into an agreement with the Cocina Sellers and BBL in which it was agreed that the total purchase price of the Cocina Mining Concessions would be reduced from $7,600,000 ($7,300,000 per the Cocina Purchase Agreement plus a penalty for late payment of $300,000 as discussed above) to $6,600,000 and that BBL would assume the remaining payment obligations required to be made to the Cocina Sellers of $4,600,000. Pursuant to the agreement, Minera Li was required to repay the $4,600,000 to BBL. As a result of the modification of the original purchase price and payment terms, the Company recorded a gain on debt extinguishment of $49,512 during the year ended June 30, 2014.

The amount payable to BBL by Minera Li of $4,600,000 was paid in connection with the BBL Transaction.

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2014	June 30, 2013
Leasehold improvement and office equipment	$1,941	$56,675
Field equipment	-	162,046
Less: Accumulated depreciation	(1,619)	(91,977)
	$322	$126,744

Depreciation expense for the years ended June 30, 2014 and 2013 was $13,577 and $37,031, respectively. The net book value of the property and equipment held by Minera Li recorded in the Company´s consolidated financial statements prior to its deconsolidation was $108,059.

NOTE 7.   RELATED PARTY TRANSACTIONS

BBL

Following the BBL Transaction on January 27, 2014, BBL own 51% of Minera Li with Li3 retaining a 49% ownership interest. BBL is a private Chilean Corporation with an objective to advance a business in the production of lithium. BBL is controlled by a Chilean entrepreneur. The BBL Transaction is described in Note 4.

Pursuant to the Shareholders Agreement, BBL agreed to pay an Additional Payment of $1,000,000 to the Company upon the earlier of its completion of certain project milestones relating to the permitting and development of the Maricunga Project and January 27, 2016. The Company recorded the present value of the Additional Payment receivable of $992,443 as receivable on sale of controlling interest in Minera Li in the consolidated balance sheets and will amortize interest income of $7,557 over the life of the receivable. For the year ended June 30, 2014, $1,574 of interest income was recognized in our consolidated statement of operations relating to this.

On May 27, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $100,000, of which $99,374 was received, net of local taxes and fees of $626. One of our shares in Minera Li is guaranteed as security for the loan. On June 20, 2014, the Company entered into another loan agreement with BBL pursuant to which BBL agreed to lend the Company $140,000, of which proceeds of $139,204 was received, net of local taxes and fees of $796. Two of our shares in Minera Li are guaranteed as security for the loan.The loans from BBL bear an interest rate of 8.5% per annum and are repayable within 18 months from the date of receipt. At June 30, 2014 and 2013, the Company owed BBL $240,000 and $0, respectively, which are recorded as notes payable in the consolidated balance sheets. The total interest accrued on the loans from BBL as of June 30, 2014 was $1,048. At June 30, 2013, three of our shares in Minera Li are guaranteed as security for the loans with BBL.

POSCAN

On August 24, 2011 and August 17, 2012, POSCO Canada, Ltd. (“POSCAN”), a greater than 10% shareholder and a wholly owned subsidiary of POSCO (a Korean company), purchased a combined 100,595,238 shares of the Company’s common stock. See Note 13.

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

On December 5, 2012, MIZ and the Company terminated its Services Agreement effective as of November 30, 2012. In connection with the termination of the Services Agreement, all of the Restricted Stock was deemed fully vested and issued to MIZ (of which 1,700,000 shares were previously held in escrow, and 800,000 shares had previously been issued to MIZ). The Company recorded stock based compensation expense of $183,360 in connection with the Restricted Stock during the year ended June 30, 2013.

On November 30, 2012, the Company reduced the exercise prices of 333,333 options from $0.38 to $0.13 per share and the exercise price of 666,667 options were reduced from $0.38 to $0.21 per share. The terms of all of the options were modified to five years. On February 15, 2013, the Company further modified the exercise price of the total 1,000,000 stock options granted to MIZ to $0.16 per share. The Company recorded $3,274 of stock compensation expense in connection with the modifications of exercise price as the incremental difference between the fair value of the stock options immediately before and after each modification.

In February 2013, the Company entered into a stock settlement agreement with MIZ with respect to $20,700 of obligations that were outstanding at December 31, 2012, and agreed to issue 306,667 shares of the Company´s common stock for $20,547 pursuant thereto, with the balance of $153 to be settled in cash. These shares were issued on April 1, 2013.

The Company incurred $52,197 (including $3,274 of stock option modification expense) of stock-based compensation during the year ended June 30, 2013, related to stock options granted to MIZ. As of June 30, 2014, all of the stock options granted to MIZ are fully vested and exercisable.

On December 5, 2012, the Company entered into a Consulting Services Agreement with MIZ in which Mr. Currin provided consulting services to the Company. Pursuant to the agreement, the Company paid MIZ $5,000 per month for up to four days of work. The agreement terminated on December 5, 2013. The Company determined that MIZ ceased to be a related party on December 5, 2012 following the termination of its Services Agreement.

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

 Third Amendment Agreement

On August 16, 2013, the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes (the “Third Amendment Agreement”).  Pursuant to the Third Amendment Agreement, the zero-coupon convertible notes’ maturity date was extended from September 28, 2013 to March 31, 2014, the aggregate principal amount thereof was increased from $1,880,000 to $2,000,000, which included an Original Issue Discount of 10.1%, and the conversion price of the zero-coupon notes was reduced from $0.095 to $0.02 per share. Interest at the rate of 2.9% per annum, or $33,631, was required to be recognized over the life of the extension. The interest was paid by the Company during the year ended June 30, 2014.

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

The Company applied ASC 470-50-40/55 -Debtor’s Accounting for a Modification or Exchange of Debt Instrument and concluded that the Third Amendment Agreement constituted a debt extinguishment rather than debt modification because the change in the fair value of the embedded conversion features immediately before and after the modification exceeded 10% of the original loan balance. As a result, the Company recorded a loss on debt extinguishment of $23,906 during the year ended June 30, 2014, as summarized below:

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

On February 27, 2014, the Company paid $1,930,000 to the holders of the zero-coupon convertible notes in full settlement of the notes. As a result, the Company recorded a further loss on debt extinguishment of $45,594 during the year ended June 30, 2014, as summarized below:

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

The carrying value of the zero-coupon convertible debt as of June 30, 2013 was as follows:

Post-Modification Debt:
Estimated fair value of debt after modification	$1,880,000
Less: Original issue discount	(202,926)
Carrying value at September 28, 2012 (date of modification)	1,677,074
Amortization of debt discount (recorded as interest expense during the year)	152,889
Carrying value at June 30, 2013	$1,829,963

NOTE 9. NOTES PAYABLE

On June 5, 2008, the Company issued a $50,000 unsecured promissory note to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such note allow for prepayment of the principal and accrued interest at any time without penalty. The interest rate is 8% per annum and the maturity date was June 5, 2010. The total interest accrued as of June 30, 2014 and June 30, 2013 was $24,287 and $20,287, respectively. This note is in default as of June 30, 2014 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

On August 16, 2013, the Company entered into an Offer to Finance agreement with a third party lender (the “Lender”) under which the Lender agreed to loan CAD $500,000 (USD $482,605) to Li3 (the “2013 Credit Facility), at an interest rate of 18% per annum with the principal and outstanding interest repayable on March 31, 2014.The Company repaid the 2013 Credit Facility on February 28, 2014. The total interest expense in respect to the 2013 Credit Facility recognized during the year ended June 30, 2014 was $54,290. A foreign exchange gain of $34,329 was also recognized on translation of the Credit Facility.

On October 30, 2013, Minera Li entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $500,000 to be repaid no later than May 31, 2014, with an interest rate of 3.5% per annum adjusted for inflation according to changes in the Unidad de Fomento (“UF”) rate between the date of the loan agreement and the date of complete repayment. The proceeds from the loan of $498,845 net of local Chilean taxes of $1,155 were received by Minera Li on November 4, 2013. The loan from BBL of $500,000 was repaid in connection with the BBL Transaction completed in January 2014.

NOTE 10. CONVERTIBLE NOTES PAYABLE

On April 30, 2009, the Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) to Milestone, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due November 8, 2010.  The Convertible Note provides that the principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date. The Company and Milestone have not yet negotiated such conversion terms. The total interest accrued on the Convertible Note at June 30, 2014 and June 30, 2013 was $19,092 and $15,380, respectively. The Convertible Note is in default as of June 30, 2014 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

On May 14, 2013, the Company issued an unsecured Convertible Promissory Note (the “First Asher Note”) to Asher Enterprises, Inc. (“Asher), bearing an interest rate of 8% per annum, in the amount of $158,500 with a Maturity Date of February 17, 2014. Legal expenses incurred in relation to the First Asher Note were $3,500 and were deducted from the gross proceeds received. At June 30, 2013, the interest accrued on the First Asher Note was $1,633 and the carrying amount of the First Asher Note was $26,701. In accordance with the provisions of the First Asher Note, during the year ended June 30, 2014, Asher elected to convert a total of $135,000 in principal amounts of the note into an aggregate of 22,516,341 shares of the Company´s common stock valued at $246,315 based on the closing price of our common stock on the dates of conversion. The Company recorded the corresponding loss on debt extinguishment of $111,315 in its consolidated statement of operations for the year ended June 30, 2014. The Company determined that the fair value of the embedded conversion feature derivative liability related to the conversions was $148,539, and this amount was recorded as gain on debt extinguishment in its consolidated statement of operations. The principal amount outstanding under the First Asher Note following these conversions was $23,500. The Company paid $33,000 on February 5, 2014 in settlement of principal ($23,500) and interest outstanding ($9,500) on the First Asher Note. The interest expense in respect to the First Asher Note for the year ended June 30, 2014 was $7,867. Upon repayment of the note, the Company reclassified the fair value of the embedded conversion feature derivative liability of $20,626 as gain on debt extinguishment in its consolidated statement of operations and the unamortized debt discount of $22,599 as loss on debt extinguishment in its consolidated statement of operations.

During the year ending June 30, 2014, the Company issued unsecured Convertible Promissory Notes to Asher (the “2014 Asher Notes”), bearing an interest rate of 8% per annum, in the amount of $106,000 with maturity dates in 2014.  Legal expenses incurred in relation to the 2014 Asher Notes were $6,000 and were deducted from the gross proceeds received. The Company paid $136,403 during the year ended June 30, 2014 in settlement of principal ($106,000), interest outstanding ($3,891) and prepayment amount ($26,512 recorded as loss on debt extinguishment) on the2014 Asher Notes. The interest expense in respect to the 2014 Asher Notes for the year ended June 30, 2014 was $30,403. Upon repayment of the notes, the Company reclassified the fair value of the embedded conversion feature derivative liability of $133,319 as gain on debt extinguishment in its consolidated statement of operations and the unamortized debt discount of $36,177 as loss on debt extinguishment in its consolidated statement of operations.

The number of shares of common stock issuable upon conversion of the First Asher Note and 2014 Asher Notes (together the “Asher Notes”) were determined by dividing the Conversion Amount by the applicable conversion price. The Conversion Amount meant the principal amount of the Asher Notes and, at Asher´s option, accrued and unpaid interest. The conversion price was calculated as 61% of the Market Price, being the average of the lowest three trading prices for the Company´s common stock during the 10 day period prior to the conversion date.

The conversion price of the Asher Notes was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the Asher Notes were recognized as derivative instruments at issuance and were measured at fair value at each reporting period. The Company determined that the fair value of the First Asher Note was $198,128 at the issuance date. The value of the debt of $158,500 was recorded as a debt discount and will be amortized to interest expense over the term of the First Asher Note. The variance to the fair value of $39,628 was recognized as an initial loss and recorded to change in fair value of derivative liabilities during the year ended June 30, 2013. The Company determined that the fair value of the 2014Asher Notes was $250,595 at the issuance dates. The value of the debt of $106,000 was recorded as a debt discount and amortized to interest expense over the term of the 2014 Asher Notes. The variance to the fair value on the 2014 Asher Notes was recognized as an initial loss and recorded to change in fair value of derivative liabilities during the year ended June 30, 2014.

As at June 30, 2014, the Company has no amounts outstanding to Asher.

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

On November 13, 2013, the Company entered into an agreement with the sellers of the Cocina Mining Concessions and BBL in which it was agreed that the total purchase price of the Cocina Mining Concessions would be reduced from $7,600,000 ($7,300,000 per the Purchase Agreement plus a penalty for late payment of $300,000 as discussed above) to $6,600,000 and that BBL would assume the remaining payment obligations required to be made to the Sellers of $4,600,000. Pursuant to the agreement, Minera Li was required to pay the $4,600,000 to BBL. As a result of the modification of the original purchase price and payment terms, the Company reclassified $450,488 originally recorded as long-term debt (long-term debt of $1,500,000 net of debt discount of $950,488, and including current portion of $100,000) to short-term payable for acquisition of mineral rights. During the year ended June 30, 2014, a gain on debt extinguishment of $49,512 was recorded by the Company as a result of the modification.

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

On August 17, 2012, the Company closed on POSCAN’s second tranche of investment under the POSCAN SPA (the “Second Closing”), selling 62,499,938 units to POSCAN for gross proceeds of $9,999,990, with each unit consisting of one share of common stock and a three-year warrant to purchase one share of common stock for $0.21 per share. Furthermore, the Additional Agreement provides that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issues or sells any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing.

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

Activity for derivative warrant instruments during the year ended June 30, 2014 was as follows:

		Decrease in
	Balance at	fair value of	Balance at
	June 30,	derivative	June 30,
	2013	liabilities	2014
2009 Unit Offering warrants	$314,835	$(313,336)	$1,499
First 2010 Unit Offering warrants	361,632	(56,149)	305,483
Second 2010 Unit Offering warrants	54,411	(8,187)	46,224
Third 2010 Unit Offering warrants	129,379	(20,694)	108,685
Incentive warrants	148,289	(38,262)	110,027
2011 Unit Offering warrants	190,100	(190,100)	-
Lender warrants	52,929	(11,557)	41,372
Warrants for advisory services and arranger warrants	10,933	(8,822)	2,111
POSCAN warrants	2,522,794	(1,289,188)	1,233,606
	$3,785,302	$(1,936,295)	$1,849,007

During April 2014, 13,873,656 of the 2011 Unit Offering warrants issued on April 7, 2011 expired unexercised. Also during April 2014, 800,000 of the warrants for advisory services issued on June 27, 2011 expired unexercised. On September 13, 2014, 38,095,300 of the POSCAN warrants issued on September 14, 2011 expired unexercised.

Activity for derivative warrant instruments during the year ended June 30, 2013 was as follows:

		Initial valuation
		of derivative
		liabilities upon		Decrease in
	Balance at	issuance of new		fair value of	Balance at
	June 30,	warrants during	Modification	derivative	June 30,
	2012	the period	expense	liabilities	2013
2009 Unit Offering warrants	$872,212	$-	$-	$(557,377)	$314,835
First 2010 Unit Offering warrants	1,640,644	-	-	(1,279,012)	361,632
Second 2010 Unit Offering warrants	237,426	-	-	(183,015)	54,411
Third 2010 Unit Offering warrants	512,341	-	-	(382,962)	129,379
Incentive warrants	579,760	-	-	(431,471)	148,289
2011 Unit Offering warrants	1,495,038	-	-	(1,304,938)	190,100
Lender warrants	274,386	-	-	(221,457)	52,929
Warrants for advisory services and Arranger warrants	83,210	-	-	(72,277)	10,933
POSCAN warrants	1,958,911	4,478,014	171,150	(4,085,281)	2,522,794
	$7,653,928	$4,478,014	$171,150	$(8,517,790)	$3,785,302

On August 17, 2012, the Company measured the modified warrants using a modified lattice valuation model. Below is the summary of the valuation:

Fair value of warrant on August 17, 2012 with exercise price $0.40 and stock price $0.069	$1,091,513
Fair value of warrant on August 18, 2012 with exercise price $0.21 and stock price $0.067	1,262,663
Modification expense	$171,150

The following is a summary of the assumptions used in the modified lattice valuation model as of the initial valuations of the derivative warrant instruments issued during the years ended June 30, 2014 and June 30, 2013, respectively, and as of June 30, 2014, and June 30, 2013, respectively:

	Initial
	Valuations -	Valuation as of	Valuation as of
	June 30,	June 30,	June 30,
	2013	2014	2013
Common stock issuable upon exercise of warrants	62,499,938	155,635,919	163,227,532
Market value of common stock on measurement date (1)	$0.07	$0.0185	$0.039
Adjusted exercise price	$0.21	$0.04-$0.29	$0.05-$0.37
Risk free interest rate (2)	0.31%	0.07%-0.67%	0.15%-0.66%
Warrant lives in years	3.0	0.0 – 1.8	0.64-2.84
Expected volatility (3)	182%	199%-307%	142%-156%
Expected dividend yields (4)	None	None	None
Assumed stock offerings per year over next five years (5)	1-2	1	1

Probability of stock offering in any year over five years (6)	100%	100%	100%
Range of percentage of existing shares offered (7)	15%-31%	15% - 20%	13%-135%

Offering price range (8)	$0.21-$0.45	$0.03 - $0.05	$0.03

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 0.5, 1, 2 or 2.5 - year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next five years.

(6)	Management has determined that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 15% and 20% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

Embedded Derivative Instruments

The Company determined that the Asher Notes contain an embedded derivative instrument as the conversion price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40 (refer Note 10 for further information regarding the Asher Notes). The fair values of the Asher Notes were recognized as derivative instruments at issuance and are measured at fair value at each reporting period. The Company determined that the fair value of the First Asher Note was $198,128 at the issuance date. As the value of the debt at issuance was $158,500, an initial loss of $39,628 was recognized and recorded to change in fair value of derivative liabilities during the year ended June 30, 2013. The Company determined that the fair value of the 2014 Asher Notes was $250,595 at the issuance dates. As the value of the debt at issuance was $106,000, an initial loss of $144,595 was recognized and recorded to change in fair value of derivative liabilities during the year ended June 30, 2014.

The Company determined the fair values of the embedded derivatives on the grant dates using a modified lattice fair value model with the following assumptions:

•	First Asher Note - stock price on the measurement date of $0.04 per share, term of 0.76 years, expected volatility of 156%, and a discount rate of 0.15%.

•	2014 Asher Notes - stock price on the measurement date of $0.028-$0.0085 per share, term of 0.76 years, expected volatility of 156%-223%, and a discount rate of 0.11%-0.13%.

The Company repaid all of the Asher Notes during the year ended June 30, 2014. Activity for embedded derivative instruments during the year ended June 30, 2014 was as follows:

		Initial valuation		Fair value of
		of embedded	Increase	derivative	Fair value of
		derivative	(decrease) in	liabilities	derivative
	Balance at	instruments	fair value of	on conversion	liabilities	Balance at
	June 30,	issued during	derivative	of debt to	on repayment	June 30,
	2013	the period	liabilities	common stock	of debt	2014
First Asher Note	$204,547	$-	$(35,382)	$(148,539)	$(20,626)	$-
2014Asher Notes	-	250,595	(117,306)	-	(133,289)	-
	$204,547	$250,595	$(152,688)	$(148,539)	$(153,915)	$-

At June 30, 2014, the Company had no embedded derivative instruments.

Activity for embedded derivative instruments during the year ended June 30, 2013 was as follows:

		Initial valuation
		of embedded	Increase
		derivative	(decrease) in
	Balance at	instruments	fair value of	Balance at
	June 30,	issued during	derivative	June 30,
	2012	the period	liability	2013
First Asher Note	$-	$198,128	$6,419	$204,547
	$-	$198,128	$6,419	$204,547

NOTE 13. STOCKHOLDERS’ EQUITY

Common Stock Sales

Common stock issued for cash during the year ended June 30, 2013

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

On January 11, 2011, the Company engaged a consultant to provide advisory services to facilitate equity or debt fund raising for the Company. In connection with the closing of POSCAN’s second tranche of investment on August 17, 2012, the Company paid 5% of the gross proceeds of $9,999,990, or $500,000, which was recorded as offering costs for the year ended June 30, 2013.

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

The Additional Agreement between the Company and POSCAN provided that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issued or sold any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months immediately following the Second Closing (see Note 12).The 18 month period terminated on February 16, 2014 and therefore the Company is no longer subject to this requirement for future issuances.

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

The Company has also entered into the following agreements which may have triggered this provision. If necessary, the Company will seek a waiver of this provision for the following transactions:

•	On May 14, 2013, the Company issued the First Asher Note to Asher bearing an interest rate of 8% per annum, in the amount of $158,500 with a Maturity Date of February 17, 2014. The conversion price of the First Asher Note at June 30, 2013 was $0.02 per share. In the event the provision applies, and a waiver is not granted, the Company estimated it would be required to issue an additional 6,433,263 shares and recorded an accrual for common stock payable (with an off-set to stock-based compensation expense) estimated at $250,897 during the year ended June 30, 2013.

During the year ended June 30, 2014, Asher converted $135,000 of the debt to 22,516,341 shares of common stock in the Company, and the Company subsequently paid the remaining principal amount of the note of $23,500 to Asher on February 5, 2014. As a result, the Company reassessed its provision at June 30, 2014 and estimates it would be required to issue an additional 21,672,591 shares with an estimated value of $236,677 in the event the provision applies. As a result, the Company reduced its accrual for common stock payable (with an off-set to stock-based compensation expense) by $14,220 from $250,897 to $236,677 during the year ended June 30, 2014.

Common Stock Issued for Services

Common stock issued for services during the year ended June 30, 2013

The Company entered into several stock settlement agreements during the year ended June 30, 2013 whereby the Company agreed to settle certain liabilities owing for services provided by issuing one share of the Company´s common stock for every $0.067 of liabilities owing, as follows:

•	On September 7, 2012, the Company entered into stock settlement agreements with directors, offices of the Company, and suppliers and issued 5,825,761 shares of common stock on September 28, 2012 in settlement of $390,336 of liabilities which were outstanding at June 30, 2012. The closing price of the common stock on the measurement date was $0.068 per share, and a loss on settlement of $5,816 was recorded in respect to this transaction during the year ended June 30, 2013;

•	On September 7, 2012, the Company entered into a stock settlement agreement with Anthony Hawkshaw, a former director of the Company, whereby the Company issued 103,179 shares of common stock on April 1, 2013 in settlement of $6,913 of directors fees accrued during the year ended June 30, 2012. The closing price of the common stock on the measurement date was $0.068 per share, and a loss on settlement of $103 was recorded in respect to this transactions during the year ended June 30, 2013;

•	In February 19, 2013, the Company entered into a stock settlement agreement with MIZ providing for the Company to issue 306,667 shares of the Company´s common stock in settlement of $20,547 in services that were incurred during the year ended June 30, 2013. The shares were issued on April 1, 2013. The closing price of the common stock on the measurement date was $0.035 per share, and a gain on settlement of $9,813 was recorded in respect to this transactions during the year ended June 30, 2013;

•	On March 30, 2013, the Company entered into a stock settlement agreement with current directors providing for the Company to issue 962,687 shares of the Company´s common stock in settlement of $64,500 of directors fees accrued during the year ended June 30, 2013. The shares were issued between April 12, 2013 and May 6, 2013.The closing price of the common stock on the measurement date was $0.058 per share, and a gain on settlement of $8,665 was recorded in respect to this transactions during the year ended June 30, 2013.

During the year ended June 30, 2013, 1,700,000 shares of common stock were issued pursuant to vesting of restricted stock and 316,668 shares of common stock were issued pursuant to vesting of restricted stock units. Further details are provided under “Restricted Stock” and “Restricted Stock Units” below.

Common stock issued for services during the year ended June 30, 2014

On September 12, 2013, the Company agreed to issue 2,206,870 restricted shares of common stock to a third party in settlement of $50,000 of legal services accrued during the year ended June 30, 2013. The closing price of the common stock on the measurement date was $0.03 per share, and a loss on settlement of $16,206 was recorded by the Company during the year ended June 30, 2014. The shares were issued on October 31, 2013.

On September 30, 2013, the Company agreed to issue restricted shares of common stock to certain Directors of the Company in settlement of accrued directors’ fees. On October 31, 2013, the Company issued 4,688,291 restricted shares of common stock in settlement of $106,000 of directors fees, of which $55,000 were accrued during the year ended June 30, 2013. The closing price of the common stock on the measurement date was $0.023 per share, and a loss on settlement of $1,831 was recorded during the year ended June 30, 2014.

On December 26, 2013, the Company issued 2,792,553 restricted shares of common stock to its Chief Executive Officer in settlement of $52,500 in accrued salary. The closing price of the common stock on the measurement date was $0.01 per share.

On January 30, 2014, the Company agreed to issue 3,629,630 restricted shares of common stock to certain Directors of the Company in settlement of $49,000 in accrued directors’ fees. The closing price of the common stock on the measurement date was $0.01 per share. The shares were issued on February 25, 2014.

Also on January 30, 2014, the Company agreed to issue 1,413,932 restricted shares of common stock to a certain third party in settlement of $13,998 in travel expenses. The closing price of the common stock on the measurement date was $0.01 per share, and a loss on settlement of $141 was recorded during the year ended June 30, 2014. The shares were issued on February 25, 2014.

On April 29, 2014, the Company issued 1,944,445 restricted shares of common stock to certain Directors of the Company in settlement of $49,000 in accrued directors’ fees. The closing price of the common stock on the measurement date was $0.02 per share.

During the year ended June 30, 2014, 316,666 shares of common stock were issued pursuant to vesting of restricted stock units. Further details are provided under “Restricted Stock Units” below.

 Restricted Stock

On December 5, 2012, MIZ and the Company terminated its Services Agreement effective as of November 30, 2012. In connection with the termination of the Services Agreement, 2,500,000 Restricted Stock previously granted to MIZ was deemed fully vested and issued - 1,700,000 shares were previously held in escrow, 500,000 shares were issued to MIZ during the year ended June 30, 2011 and 300,000 shares were issued to MIZ during the year ended June 30, 2012. The Company recorded stock based compensation expense of $183,360 in connection with the Restricted Stock during the year ended June 30, 2013.

Restricted Stock Units

On June 27, 2011, the Company granted its Chief Executive Officer (CEO) an award of 700,000 restricted stock units under the 2009 Plan which vested in 1/3 increments each January 15th of 2012, 2013 and 2014. The value of the issuable shares was determined based on the $0.22 per share closing price of the common stock on the measurement date, being $154,000. The Company recorded stock compensation expense over the 3 year service period. During the years ended June 30, 2014 and 2013, the Company recorded $10,617 and $37,959, respectively, of stock-based compensation in connection with this agreement. Also during the years ended June 30, 2014 and 2013, the Company issued 233,333 and 233,334, respectively, of shares of common stock to its CEO in relation to restricted stock units that had vested. As of June 30, 2014, all of the shares of common stock have been issued in relation to the restricted stock units.

During December 2011, the Company entered into a one-year employment agreement with a new Vice President of Finance (now called the Chief Financial Officer, the “CFO”) which originally was to begin on January 1, 2012 (amended to March 1, 2012). Pursuant to the agreement, the CFO was granted 250,000 restricted stock units under its 2009 Plan which will vest over 3 years. The value of the issuable shares was determined based on the $0.13 closing price of the common stock on the measurement date, and totaled $34,500. The Company will record stock compensation expense for these restricted stock units over the 3 year service period which began on March 1, 2012. During the years ended June 30, 2014 and 2013, the Company recorded $7,645 and $12,873, respectively, of stock-based compensation in connection with this agreement. Also during the years ended June 30, 2014 and 2013, the Company issued 83,333 and 83,334, respectively, of shares of common stock to its CFO in relation to restricted stock units that had vested. As of June 30, 2014, restricted stock units totaling 83,333 are unvested and are due to vest on March 1, 2015.

In May 2012, the Company committed to grant Restricted Stock Units with respect to an aggregate of 900,000 shares to members of its Board of Directors. Such restricted stock units shall vest over a period of three years starting from the later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities,. However, the Company does not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. The Company recorded compensation expense of $16,351 and $20,688 during the years ended June 30, 2014 and 2013, respectively.

Stock Option Awards

There were no stock options issued during the years ended June 30, 2014 and 2013. During the years ended June 30, 2014, and 2013, the Company recognized stock-based compensation expense of $3,593 and $74,077, respectively, related to stock options.  As of June 30, 2014, all of the stock options have vested.

A summary of stock option activity for the years ended June 30, 2013 and 2014 is presented in the table below:

Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2012	1,450,000	$0.22	4.03	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at June 30, 2013	1,450,000	$0.22	3.03	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at June 30, 2014	1,450,000	$0.22	2.03	$-
Exercisable at June 30, 2014	1,450,000	$0.22	2.03	$-

Warrants

Summary information regarding common stock warrants outstanding is as follows:

		Weighted-average
	Number of	Exercise
	Warrants	Price
Outstanding at June 30, 2012	89,284,712	$0.25
Issued	69,880,888	0.20
Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	4,061,932	n/a
Outstanding at June 30, 2013	163,227,532	$0.22
Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	7,082,043	n/a
Expired	(14,673,656)	-
Outstanding at June 30, 2014	155,635,919	$0.17

Warrants outstanding as of June 30, 2014 are as follows:

		Outstanding		Exercisable
	Exercise	number	Remaining	number
Issuance Date	price	of shares	life	of shares
November 10, 2009 - December 23, 2009	$0.20	7,260,223	0.4 - 0.5 years	7,260,223
November 10, 2009 - December 23, 2009	$0.29	7,354,026	0.4 - 0.5 years	7,354,026
June 9, 2010 - September 13, 2010	$0.20	15,424,613	0.9–1.2 years	15,424,613
June 9, 2010 - July 13, 2010	$0.13	792,453	0.9–1.2 years	792,453
November 8-15, 2010	$0.04	1,772,079	1.4 years	1,772,079
December 9, 2010 - March 24, 2011	$0.11	6,366,008	1.4 - 1.6 years	6,366,008
March 24, 2011	$0.27	7,115,329	1.7 years	7,115,329
May 2, 2011	$0.26	1,500,000	1.8 years	1,500,000
May 2, 2011	$0.22	75,000	1.8 years	75,000
September 14, 2011	$0.15	38,095,300	0.2 years	38,095,300
August 17, 2012	$0.15	62,499,938	1.1 years	62,499,938
August 17, 2012	$0.15	5,000,000	0.1 years	5,000,000
August 17, 2012	$0.21	2,380,950	3.1 years	2,380,950
		155,635,919		155,635,919

The warrants outstanding at June 30, 2014 had no intrinsic value. During the year ended June 30, 2014, 13,873,656 of the 2011 Unit Offering warrants issued on April 7, 2011 expired unexercised. Also during the year ended June30, 2014, 800,000 warrants issued for advisory services on June 27, 2011 expired unexercised.

During August 2014, 5,000,000 of the POSCO bonus warrants (non-derivative) issued on August 17, 2012 expired unexercised. On September 13, 2014, 38,095,300 of the POSCAN warrants issued on September 14, 2011 expired unexercised.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Derivative liabilities - warrant instruments	$-	$-	$1,849,007	$1,849,007

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Derivative liabilities - warrant instruments	$-	$-	$3,785,302	$3,785,302
Derivative liabilities - embedded derivative instruments	$-	$-	$204,547	$204,547
Derivative liabilities	$-	$-	$3,989,849	$3,989,849

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Years Ended June 30,
	2014	2013
Beginning balance	$(3,989,849)	$(7,653,928)
Change in fair value	1,944,388	8,471,743
Additions	(106,000)	(4,636,514)
Warrant modification	-	(171,150)
Fair value of embedded derivative liability reclassified to gain on debt extinguishment upon repayment of debt	302,454	-
Ending balance	$(1,849,007)	$(3,989,849)
Change in unrealized gains (losses) included in earnings for the years ended June 30, 2014 and 2013	$1,944,388	$-
Realized gains (losses) included in gain on debt extinguishment for the years ended June 30, 2014 and 2013	$302,454	$8,471,743

NOTE 15. INCOME TAXES

The Company files a U.S. federal income tax return.  The Company’s foreign subsidiaries file income tax returns in their jurisdictions.

The components of the consolidated taxable net loss are as follows as of the years ended June 30, 2014 and 2013:

	2014	2013
U.S.	$(2,979,890)	$(2,897,325)
Foreign	(708,749)	(2,040,550)
Total	$(3,688,639)	$(4,937,875)

The components of the Company’s deferred tax assets at June 30, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carry-forwards	$6,845,588	$7,208,976
Stock-based compensation	166,747	165,526
Impairment of mineral rights	1,775,130	11,522,802
Accrued expenses	-	41,912
Loss contingency	173,005	167,108
Equity method loss	36,240	-
Differences in cost base of equity method investment	(621,598)	-
Valuation allowance	(8,375,112)	(19,106,324)
Total deferred tax assets	-	-
Deferred tax liability:
Beneficial conversion feature and other	-	-
Net deferred tax assets	$-	$-

The following table provides reconciliation between income taxes computed at the federal statutory rate and our provision for income taxes at June 30, 2014 and 2013:

	2014	2013
Federal income taxes at 34%	$(2,091,036)	$(8,089,290)
Change in fair value of derivative liability - warrant instruments	(661,092)	(2,880,393)
Warrant modification expense	-	58,191
Meals and entertainment	300	3,657
Restricted stock units	11,769	109,622
Income tax penalty	13,600	40,800
Foreign exchange	(11,662)	-
Other	-	(3,834)
Impact of foreign tax rate change on beginning deferred taxes	-	(193,700)
Change in valuation allowance	2,738,121	10,954,947
Provision for income taxes	$-	$-

Unless previously utilized, $17,731,544 of federal tax loss carry-forwards will begin to expire in 2029 and $11,030,263 foreign loss can be carried forward indefinitely. Federal tax laws limit the time during which the net operating loss carry-forwards may be applied against future taxes, and if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carry-forwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at June 30, 2014 and 2013.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

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

Pursuant to a registration rights agreement for the 2011 Offering, the Company agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the G warrants under the Securities Act of 1933, as amended, and to use its best efforts to cause such registration statement to become effective within 150 days after the filing date, all at the Company’s own expense. Pursuant to the registration rights agreement, in the event the Company does not meet these deadlines, the Company has agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are. In accordance with the registration rights agreement, the Company has recorded $518,243 of monetary penalties (plus accrued interest of $228,006, included in accrued expenses, which is calculated at 18% per annum for registration rights penalties considered past due), and the penalty has not yet been paid as of June 30, 2014. No demands have been made with respect to the registration rights penalties.

Nevada

Under the BSV Option Agreement, as amended, the Company was required to pay to GeoXplor $100,000 on June 30, 2010, which the Company has not paid. During the year ended June 30, 2011, the Company became obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes. The Company has recorded $189,600 in of accrued liabilities related to this agreement.

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

Mr. Saenz’s employment by us remains “at-will” and terminable at any time for any reason or for no reason. If Mr. Saenz’s employment is terminated by us without Cause, we must continue to pay him any base salary at the rate then in effect for a period of 18 months. If we terminate Mr. Saenz’s employment without Cause, or in connection with a Change of Control, or if Mr. Saenz terminates the Employment Services Agreement for Good Reason, or in the event of a termination of employment due to a permanent disability, we will continue to pay him any base salary at the rate then in effect for a period of 18 months.

For the duration of the employment period and, unless the Company terminates Mr. Saenz’s employment without Cause, for a period of 18 months thereafter, Mr. Saenz has agreed not to directly or indirectly compete with any business engaged in by us or proposed to be engaged in by us during the period of his employment anywhere within the countries in which the Company is then operating.

On June 25, 2014, Mr. Saenz agreed to receive $3,125 of his monthly salary in shares of common stock of the Company in lieu of cash salary, commencing June 1, 2014 and to be reviewed by the Board of Directors on a quarterly basis. The number of shares of common stock to be issued shall be calculated based on the average closing price of the Company´s common stock for the thirty day period prior to, and including, the due date for such salary.

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

On June 25, 2014, Mr. Santillana agreed to receive $2,313 of his monthly salary in shares of common stock of the Company in lieu of cash salary, commencing June 1, 2014 and to be reviewed by the Board of Directors on a quarterly basis. The number of shares of common stock to be issued shall be calculated based on the average closing price of the Company´s common stock for the thirty day period prior to, and including, the due date for such salary.

Operating Leases

Rental expense for office operating leases was $40,958 and $83,752 during the years ended June 30, 2014 and 2013, respectively. The Company has no non cancellable operating leases that extend beyond fiscal year 2014.

NOTE 17. SUBSEQUENT EVENTS

Notes Payable

On August 1, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $200,000, of which $199,300 was received, net of local taxes and fees of $700. The loan from BBL bears an interest rate of 8.5% per annum and is repayable by February 1, 2016. Two of our shares in Minera Li are guaranteed as security for the loan.

On September 10, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $200,000, of which $199,275 was received, net of local taxes and fees of $725. The loan from BBL bears an interest rate of 8.5% per annum and is repayable by March 10, 2016. Two of our shares in Minera Li are guaranteed as security for the loan.

Issuance of Restricted Stock

On August 5, 2014, the Company issued 329,822 shares of our common stock to Luis Saenz in lieu of $6,250 in salary, $3,125 of which was recorded as common stock payable at June 30, 2014 and $3,125 of which related to salary expenses for July 2014.

Also on August 5, 2014, the Company issued 237,236 shares of our common stock to Luis Santillana in lieu of $4,625 in salary, $2,313 of which was recorded as common stock payable at June 30, 2014 and $2,313 of which related to salary expenses for July 2014.

On September 23, 2014, the Company agreed to issue an aggregate of 2,474,748 shares of our common stock as consideration in lieu of $49,000 of directors fees accrued during the year ended June 30, 2014.

Expiration of Warrants

During August 2014, 5,000,000 of the POSCO bonus warrants (non-derivative) issued on August 17, 2012 expired unexercised. On September 13, 2014, 38,095,300 of the POSCAN warrants issued on September 14, 2011 expired unexercised.

