Form 10-Q
period 2014-09-30
Li3 Energy, Inc.
filed 2014-11-13
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes ☐    No ☒

As of November 13, 2014, there were 438,541,202 shares of the registrant’s common stock outstanding.

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

All statements other than statements of historical facts included in this Report including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believes,” “ expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify appropriate corporate acquisition and/or joint venture opportunities in the lithium mining sector, our ability to establish technical and managerial infrastructure, our ability to raise the required capital to take advantage of and successfully participate in such opportunities, and future economic conditions, political stability and lithium prices. Descriptions of certain risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appear in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2014.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash	$145,552	$38,490
Prepaid expenses and advances	31,846	35,781
Total current assets	177,398	74,271
Receivable from BBL for sale of controlling interest in Minera Li	994,962	994,017
Equity investment in Minera Li	7,515,065	7,572,425
Property and equipment, net	160	322
Total non-current assets	8,510,187	8,566,764
Total assets	$8,687,585	$8,641,035

Liabilities &Stockholders’ Equity
Current liabilities:
Accounts payable	$240,377	$239,441
Accrued expenses	834,264	805,976
Accrued registration rights penalties	518,243	518,243
Common stock payable	285,678	291,116
Note payable	50,000	50,000
Convertible note payable	45,000	45,000
Current portion of derivative liabilities	1,714,724	142,017
Total current liabilities	3,688,286	2,091,793
Notes payable to BBL	640,000	240,000
Derivative liabilities	424,715	1,706,990
Total non-current liabilities	1,064,715	1,946,990
Total liabilities	4,753,001	4,038,783

Commitments and contingencies

Common stock subject to rescission, 65,000 shares issued and outstanding	3,041	3,041

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 438,541,202 and 435,006,181 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	438,541	435,006
Additional paid-in capital	70,682,383	70,610,958
Accumulated deficit	(67,189,381)	(66,446,753)
Total stockholders’ equity	3,931,543	4,599,211
Total liabilities and stockholders’ equity	$8,687,585	$8,641,035

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Operating expenses:
Exploration expenses	$-	$(2,576)
Loss from Minera Li equity investment	(57,360)	-
Debt modification expense	-	(300,000)
Loss on settlements, net	-	(18,037)
General and administrative expenses	(362,722)	(2,607,245)
Total operating expenses	(420,082)	(2,927,858)

Other income (expense):
Loss on debt extinguishment	-	(23,906)
Change in fair value of derivative liability instruments	(290,432)	1,419,026
Gain on foreign currency transactions	914	1,175
Interest expense, net	(33,028)	(379,852)
Total other income (expense)	(322,546)	1,016,443

Net loss	(742,628)	(1,911,415)
Net loss attributable to non-controlling interests	-	1,030
Net loss attributable to Li3 Energy, Inc.	$(742,628)	$(1,910,385)

Loss per common share - basic	$(0.00)	$(0.00)
Loss per common share - diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	435,351,347	395,497,453
Weighted average number of common shares outstanding - diluted	435,351,347	395,497,453

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

From July 1, 2013 through September 30, 2014

(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Non-	Total
	Common Stock		Paid-in	Exploration	Controlling	Stockholders’
	Shares	Par Value	Capital	Stage	Interest	Equity

Balance, July 1, 2013	395,497,453	$395,497	$69,327,269	$(62,613,739)	$4,322,154	$11,431,181

Stock-based compensation:
Amortization of stock-based compensation	-	-	38,207	-	-	38,207
Stock issued pursuant to vesting of restricted stock units	316,666	317	(317)	-	-	-

Beneficial conversion feature of convertible debt	-	-	700,000	-	-	700,000

Stock issued to settle liabilities:
Stock issued to directors and employees for services	13,054,919	13,055	245,276	-	-	258,331
Stock issued to third parties for services	3,620,802	3,621	76,724	-	-	80,345

Stock issued on conversion of debt	22,516,341	22,516	223,799	-	-	246,315

Deconsolidation of Maricunga on sale of controlling interest	-	-	-	-	(1,725,603)	(1,725,603)

Net loss	-	-	-	(3,833,014)	(2,596,551)	(6,429,565)

Balance, June 30, 2014	435,006,181	$435,006	$70,610,958	$(66,446,753)	$-	$4,599,211

Stock-based compensation:
Amortization of stock-based compensation	-	-	4,210	-	-	4,210

Stock issued to settle liabilities:
Stock issued to directors and employees for services	3,535,021	3,535	67,215	-	-	70,750

Net loss	-	-	-	(742,628)	-	(742,628)

Balance, September 30, 2014	438,541,202	$438,541	$70,682,383	$(67,189,381)	$-	$3,931,543

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(742,628)	$(1,911,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	162	5,865
Loss from Minera Li equity investment	57,360	-
Loss on settlements, net	-	18,037
Stock-based compensation	69,522	2,063,071
Loss on debt extinguishment	-	23,906
Change in fair value of derivative liabilities	290,432	(1,419,026)
Zero coupon interest accretion and amortization of debt discount on convertible notes	-	255,737
Amortization of deferred financing costs	-	22,944
Gain on foreign currency transactions	(914)	(1,175)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and advances	4,120	29,685
Increase in other assets	(945)	-
Increase in accounts payable	505	172,738
Increase in accrued expenses	29,448	220,565
Net cash used in operating activities	(292,938)	(519,068)

Cash flows from financing activities
Proceeds from notes payable	-	535,605
Proceeds from notes payable – BBL	400,000	-
Net cash provided by financing activities	400,000	535,605

Net increase in cash	107,062	16,537

Cash at beginning of the period	38,490	12,667

Cash at end of the period	$145,552	$29,204

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,640	$61,055
Non-cash investing and financing transactions:
Debt discount due to beneficial conversion feature	$-	$700,000
Debt discount due to warrant derivative liabilities issued with convertible debt	$-	$53,000

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Notes to the Consolidated Financial Statements

For the quarterly period ended September 30, 2014

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Li3 Energy, Inc. (“Li3 Energy” or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2005. In 2009, the Company established its business focus and strategy toward identifying and pursuing business opportunities in lithium and industrial minerals mining in the Americas.

Part of our strategic plan is to ensure that Minera Li explores and develops the existing Maricunga Project in Chile while simultaneously identifying other synergistic opportunities with new projects with production potential that could also be advanced in an accelerated manner, with the goal of becoming a company with valuable lithium, potassium, nitrates and other industrial minerals properties.

The Company’s four wholly owned subsidiaries include: Li3 Energy Peru SRL (“Li3 Peru”), a subsidiary formed in Peru to explore mining opportunities in Peru and in South America; Alfredo Holdings, Ltd. (“Alfredo”), an exempted limited company incorporated under the laws of the Cayman Islands; Li3 Energy Copiapó, SA (“Li3 Copiapó”), a Chilean corporation, which is a subsidiary of Alfredo; and Noto Energy SA (“Noto”), an Argentinean corporation.

On January 27, 2014, the Company entered into a transaction with a third party, BBL SpA (“BBL”), subsequent to which BBL became the majority holder of Minera Li Energy SpA, the Company’s former wholly-owned subsidiary (“Minera Li”), holding 51% of the ownership interest. The Company retains a 49% ownership of Minera Li. Minera Li´s assets include its 60% ownership of Sociedades Legales Mineras Litio1 a 6 de la Sierra Hoyada de Maricunga (“SLM Litio 1-6”), a group of six private companies (the “Maricunga Companies”), and the Cocina Mining Concessions (together with SLM Litio 1-6, the “Maricunga Project”).

We have generated no revenues to date and do not anticipate generating any revenues in the near term. Our activities have been limited to capital formation, organization, acquisition of interests in mining properties and limited exploration on the Maricunga Project, of which we currently hold a minority interest. The Company´s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate exploitable quantities of mineral resources or operate on a profitable basis, or we may fail to secure additional funding to support our operations.

The accompanying unaudited interim consolidated financial statements of Li3 Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2014, as reported in Form 10-K, have been omitted.

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

c. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2014 and June 30, 2014. The Company has not experienced any losses on its deposits of cash and cash equivalents.

d. Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value . During the three months ended September 30, 2014 and 2013, the Company did not record any mineral rights impairment charges.

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

f. Investment in Minera Li

Beginning on January 27, 2014, the Company’s investment in Minera Li is accounted for under the equity method in accordance with FASB ASC 323 –Equity Investments and Joint Ventures. Under the equity method, the carrying value of the investment is adjusted for the Company’s share of Minera Li’s earnings and losses, as well as any capital contributions to and distributions from associates. Distributions in excess of equity method earnings are recognized as a return of investment and recorded as investing cash inflows in the accompanying consolidated statements of cash flows. We classify operating income and losses as well as gains and impairments related to our equity investees as a component of operating income or loss, as the Company’s equity investees is an extension of our core business.

We evaluate equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may have experienced an ‘‘other-than-temporary’’ decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determine whether the impairment is ‘‘other-than-temporary’’ based on an assessment of all relevant factors, including consideration of our intent and ability to retain the investment.

g. Foreign Currency

The Company has determined that the functional currency of the parent company and each of its foreign subsidiaries is U.S. Dollars.

Foreign currency transaction gains and losses are included in the statement of operations as other income (expense).

h. Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and for net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

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

The Company recognizes interest related to income tax matters in income tax expense and penalties related to income tax matters in general and administrative expenses. The Company did not include any uncertain income tax positions or accrued interest in its consolidated balance sheets at September 30, 2014 or June 30, 2014, and did not recognize any interest in its consolidated statements of operations during the three months ended September 30, 2014 or 2013. At September 30, 2014 and June 30, 2014, the Company has recorded $160,000 and $160,000, respectively, of accrued penalties related to income tax matters.

i. Non-Controlling Interests

The Company is required to report its non-controlling interests as a separate component of equity. The Company is also required to present the consolidated net income or loss and the portion of the consolidated net income or loss allocable to the non-controlling interests and to the stockholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis. During the three months ended September 30, 2014 and 2013, the Company recorded a net loss allocable to non-controlling interests of $-0- and $1,030, respectively. The non-controlling interests related to the 40% of the Maricunga Companies that were not owned by Minera Li. As a result of the BBL Transaction (see Note 4) during January 2014, BBL became the majority shareholder of Minera Li, with the Company retaining a 49% interest. The Company determined that it ceased to have voting and management control of Minera Li and therefore accounted for the sale of 51% of Minera Li by deconsolidating the subsidiary from its consolidated financial statements in accordance with FASB ASC 810 - Consolidation. The Company´s remaining 49% interest in Minera Li has been treated as an equity investment in accordance with FASB ASC 323 - Investments - Equity Method and Joint Ventures.

j. Earnings per Share

Basic net earnings per share amounts are computed by dividing the net income available to Li3 Energy, Inc.’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

For the three months ended September 30, 2014 and 2013, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,
	2014	2013
Stock options	1,450,000	1,450,000
Restricted stock units	883,333	1,300,000
Stock warrants	112,764,940	168,242,755
Convertible debt	3,464,432	110,603,419
	118,562,706	281,596,174

k. Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

l. Subsequent Events

The Company evaluated material events occurring between September 30, 2014 and the date when the consolidated financial statements were available to be issued for disclosure consideration, noting no items which require adjustment or disclosure.

NOTE 3. GOING CONCERN

As of September 30, 2014, the Company had no source of current revenue, a cash balance on hand of $145,552 and negative working capital of $3,510,888.

Pursuant to the terms of the BBL Transaction and the Shareholders Agreement (described in Note 4), the Company has access to the following sources of funding:

·	Li3 Energy will receive $1,000,000 upon completion of certain Maricunga Project milestones, or at the latest, on January 27, 2016.

·	BBL will provide the Company with a credit facility of $1,800,000 to provide Li3 Energy working capital (the “BBL Credit Facility”). The BBL Credit Facility allows the Company to draw $100,000 during May 2014, and $200,000 per month thereafter up to a maximum $1,800,000. The loans will be secured by a portion of the Company’s ownership interest in Minera Li. Repayment of each drawdown will be 18 months from the drawdown date, at 8.5% interest per annum. As of September 30, 2014, the Company has received $640,000 under the BBL Credit Facility.

·	BBL will finance Li3 Energy´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans will be due 24 months from receipt and interest will accrue at 12% per annum. Specific limits for these loans have not been established and will be negotiated in good faith between the Company and BBL.

Assuming the Company can maintain its current negative working capital deficit which is subject to the continuing forbearance of vendors and certain investors, the Company believes that the funding described above should provide sufficient working capital to maintain its basic operations for at least the next 12 months.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain the necessary rights to exploit its mineral rights, meet its financial and operational obligations, and obtain additional financing as may be required until such time as it can generate sources of recurring revenues and to ultimately attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4. INVESTMENT IN MINERA LI

The Company´s equity investment at September 30, 2014 and June 30, 2014 relates to its 49% investment in Minera Li. The investment in Minera Li was consolidated prior to January 27, 2014. The activity of the investment for the period from July 1, 2013 to September 30, 2014 is as follows:

Balance, July 1, 2013	$-
Add: Fair value of investment in Minera Li recognized on January 27, 2014	7,679,014
Less: Equity in loss of Minera Li	(106,589)
Balance, June 30, 2014	$7,572,425
Less: Equity in loss of Minera Li	(57,360)
Balance, September 30, 2014	$7,515,065

Minera Li was previously a wholly owned subsidiary of the Company. On January 27, 2014, the Company entered into a Purchase and Sale Agreement with BBL (the “Agreement”), pursuant to which BBL acquired 11 of our 60 shares of Minera Li (the “Share Purchase”) for a cash payment of $1,500,000. In connection with the Share Purchase, Minera Li held a shareholders’ meeting, pursuant to which Minera Li issued 40 additional shares (the “Additional Shares”) to BBL (the “Issuance” and together with the “Share Purchase”, the “BBL Transaction”) for $5,500,000. As a result of the BBL Transaction, BBL became the majority shareholder of Minera Li holding 51% ownership, with the Company retaining a 49% interest.

Concurrent with the execution of the Agreement, the Company and BBL also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li (the “Shareholders Agreement”). Under the Shareholders Agreement, BBL will pay $1,000,000 (the “Additional Payment”) to the Company upon its completion of certain milestones relating to the permitting and development of the Maricunga Project and, in any event, no later than January 27, 2016. The Company recorded the present value of the Additional Payment receivable of $992,443 as receivable on sale of controlling interest in Minera Li in the consolidated balance sheets and will amortize interest income of $7,557 over the life of the receivable. The balance of the receivable from BBL for sale of controlling interest in Minera Li recorded in the consolidated balance sheets at September 30, 2014 and June 30, 2014 was $994,962 and $994,017, respectively. For the three months ended September 30, 2014, $945 of interest income was recognized in our consolidated statement of operations relating to this.

Summarized Financial Information of Minera Li

Set out below is the summarized financial information of Minera Li, which is accounted for using the equity method. The information reflects the amounts presented in the financial statements of Minera Li adjusted for differences in accounting policies between the Company and Minera Li. Our share of income and losses from our equity method investment in Minera Li is included in loss from Minera Li equity investment in our consolidated statements of operations and comprehensive loss.

Summarized Balance Sheet

	September 30, 2014	June 30, 2014
Current assets	$22,764	$174,613
Non-current assets	17,062,548	17,062,724
Total assets	$17,085,312	$17,237,337

Current liabilities	$22,841	$57,806
Equity	17,062,471	17,179,531
Total liabilities and equity	$17,085,312	$17,237,337

Summarized Statement of Operations

Three Months Ended September 30, 2014
Revenue	$-
Operating expenses:
Exploration expenses	(10,185)
General & administrative expenses	(106,875)
Total operating expenses	(117,060)
Net loss	$(117,060)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2014	June 30, 2014
Leasehold improvement and office equipment	$1,941	$1,941
Less: Accumulated depreciation	(1,781)	(1,619)
	$160	$322

Depreciation expense for the three months ended September 30, 2014 and 2013 was $162 and $5,865, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

BBL

Following the BBL Transaction on January 27, 2014, BBL owns 51% of Minera Li with Li3 retaining a 49% ownership interest. BBL is a private Chilean corporation with an objective to advance a business in the production of lithium. BBL is controlled by a Chilean entrepreneur. The BBL Transaction is described in Note 4.

Pursuant to the Shareholders Agreement, BBL agreed to pay an additional payment of $1,000,000 to the Company upon the earlier of its completion of certain project milestones relating to the permitting and development of the Maricunga Project and January 27, 2016. The Company recorded the present value of the additional payment receivable of $992,443 as receivable on sale of controlling interest in Minera Li in the consolidated balance sheets, with interest income of $7,557 to be amortized over the life of the receivable. The balance of the receivable from BBL for sale of its controlling interest in Minera Li recorded in the consolidated balance sheets at September 30, 2014 and June 30, 2014 was $994,962 and $994,017, respectively. For the three months ended September 30, 2014, $945 of interest income was recognized in our consolidated statement of operations relating to this liability.

On August 1, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company an additional $200,000, of which $199,300 was received, net of local taxes and fees of $700. On September 10, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $200,000, of which $199,275 was received, net of local taxes and fees of $725. At September 30, 2014 and June 30, 2014, the Company owed BBL $640,000 and $240,000, respectively, which are recorded as notes payable (non-current liabilities) in the consolidated balance sheets. The total interest accrued on the loans from BBL as of September 30, 2014 and June 30, 2014 was $9,776 and $1,048, respectively. For the three months ended September 30, 2014, $8,728 of interest expense was recognized in our consolidated statement of operations.

The loans from BBL bear an interest rate of 8.5% per annum and are repayable within 18 months from the date of receipt. At September 30, 2014, seven of our forty-nine shares in Minera Li are guaranteed as security for the loans with BBL.

POSCAN

POSCO Canada, Ltd. (“POSCAN”) is a greater than 10% shareholder and a wholly owned subsidiary of POSCO (a Korean company). There were no transactions between the Company and POSCAN during the three months ended September 30, 2014.

NOTE 7. NOTE PAYABLE

On June 5, 2008, the Company issued a $50,000 unsecured promissory note to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such note allow for prepayment of the principal and accrued interest at any time without penalty. The interest rate is 8% per annum and the maturity date was June 5, 2009. The total interest accrued as of September 30, 2014 and June 30, 2014 was $25,295 and $24,287, respectively. For the three months ended September 30, 2014 and 2013, interest expense of $1,008 and $1,008, respectively, was recognized in our consolidated statement of operations in relation to this. This note is in default as of September 30, 2014 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

NOTE 8. CONVERTIBLE NOTES PAYABLE

On April 30, 2009, the Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) to Milestone, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due November 8, 2010.  The Convertible Note provides that the principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date. The Company and Milestone have not yet negotiated such conversion terms. The total interest accrued on the Convertible Note at September 30, 2014 and June 30, 2014 was $20,028 and $19,092, respectively. For the three months ended September 30, 2014 and 2013, interest expense of $936 and $936, respectively, was recognized in our consolidated statement of operations in relation to this. The Convertible Note is in default as of September 30, 2014 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

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

The number of shares of common stock to be issued upon conversion was to be determined by dividing the Conversion Amount by the applicable conversion price. The Conversion Amount meant the principal amount of the Asher Notes and, at Asher´s option, accrued and unpaid interest, Default Interest, and any other amounts owed to Asher pursuant to the terms of the Asher Notes. The conversion price equaled the Variable Conversion Price which was calculated as 61% of the Market Price, being the average of the lowest three trading prices for the Company´s common stock during the 10 day period prior to the conversion date.

The conversion price of the Asher Notes was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the Asher Notes were recognized as derivative instruments at issuance and measured at fair value at each reporting period. The Company determined that the fair value of the First Asher Note was $198,128 at the issuance date. The value of the debt of $158,500 was recorded as a debt discount and amortized to interest expense over the term of the First Asher Note. The variance to the fair value of $39,628 was recognized as an initial loss and recorded to change in fair value of derivative liabilities during the year ended June 30, 2013. The Company determined that the fair value of the Second Asher Note was $109,046 at the issuance date. The value of the debt of $53,000 was recorded as a debt discount and amortized to interest expense over the term of the Second Asher Note. The variance to the fair value of $56,046 on the Second Asher Note was recognized as an initial loss and recorded to change in fair value of derivative liabilities during the three months ended September 30, 2013.

The Asher Notes were paid off during the year ended June 30, 2014.

NOTE 9. DERIVATIVE LIABILITIES

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

The warrants issued in our prior offerings and to lenders, POSCAN and for advisory and arranger services contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the relevant time. The amount of any such adjustment is determined in accordance with the provisions of the relevant warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the relevant time. In addition, the number of shares issuable upon exercise of some of these warrants will be increased inversely proportional to any decrease in the exercise price, thus preserving the aggregate exercise price of the warrants both before and after any such adjustment.

The fair values of these warrants were recognized as derivative warrant instruments at issuance or when they become issuable and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a modified lattice valuation model.

Activity for derivative warrant instruments during the three months ended September 30, 2014 was as follows:

		Increase
		(decrease) in
	Balance at	fair value of	Balance at
	June 30,	derivative	September 30,
	2014	liabilities	2014
2009 Unit Offering warrants	$1,499	$(1,499)	$-
First 2010 Unit Offering warrants	305,483	(118,701)	186,782
Second 2010 Unit Offering warrants	46,224	20,417	66,641
Third 2010 Unit Offering warrants	108,685	38,491	147,176
Incentive warrants	110,027	39,687	149,714
Lender warrants	41,372	16,825	58,197
Warrants for advisory services and arranger warrants	2,111	875	2,986
POSCAN warrants	1,233,606	294,337	1,527,943
	$1,849,007	$290,432	$2,139,439

On September 13, 2014, 38,095,300 of the POSCAN warrants issued on September 14, 2011 expired unexercised.

Activity for derivative warrant instruments during the three months ended September 30, 2013 was as follows:

		Decrease in
	Balance at	fair value of	Balance at
	June 30,	derivative	September 30,
	2013	liabilities	2013
2009 Unit Offering warrants	$314,835	$(147,328)	$167,507
First 2010 Unit Offering warrants	361,632	(79,114)	282,518
Second 2010 Unit Offering warrants	54,411	(20,599)	33,812
Third 2010 Unit Offering warrants	129,379	(38,971)	90,408
Incentive warrants	148,289	(49,722)	98,567
2011 Unit Offering warrants	190,100	(119,753)	70,347
Lender warrants	52,929	(21,352)	31,577
Warrants for advisory services and arranger warrants	10,933	(4,594)	6,339
POSCAN warrants	2,522,794	(986,662)	1,536,132
	$3,785,302	$(1,468,095)	$2,317,207

The following is a summary of the assumptions used in the modified lattice valuation model as of September 30, 2014 and 2013, respectively:

	Valuation as of
	September 30,
	2014	2013
Common stock issuable upon exercise of warrants	112,764,940	168,242,755
Market value of common stock on measurement date (1)	$0.0248	$0.023
Adjusted exercise price	$0.04-$0.28	$0.04-$0.30
Risk free interest rate (2)	0.03%-0.83%	0.04%-0.33%
Warrant lives in years	0.1 – 1.6	0.52-2.6
Expected volatility (3)	134%-198%	154%-196%
Expected dividend yields (4)	None	None
Assumed stock offerings per year over next five years (5)	1	1
Probability of stock offering in any year over five years (6)	100%	100%
Range of percentage of existing shares offered (7)	15% - 20%	15%-147%
Offering price range (8)	$0.03 - $0.04	$0.02

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 0.5, 1, 2 or 2.5 - year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next five years.

(6)	Management has determined that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 15% and 20% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

Embedded Derivative Instruments

The Company determined that the Asher Notes contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40 (refer Note 8 for further information regarding the Asher Notes). The fair values of the Asher Notes were recognized as derivative instruments at issuance and were measured at fair value at each reporting period. The Company determined that the fair value of the First Asher Note was $198,128 at the issuance date. As the value of the debt at issuance was $158,500, an initial loss of $39,628 was recognized and recorded to change in fair value of derivative liabilities. The Company determined that the fair value of the Second Asher Note was $109,046 at the issuance date. As the value of the debt at issuance was $53,000, an initial loss of $56,046 was recognized and recorded to change in fair value of derivative liabilities during the three months ended September 30, 2013.

The Company determined the fair values of the embedded derivatives on the grant dates using the Black-Scholes option pricing model with the following assumptions:

•	First Asher Note - stock price on the measurement date of $0.04 per share, term of 0.76 years, expected volatility of 156%, and a discount rate of 0.15%.

•	Second Asher Note - stock price on the measurement date of $0.028 per share, term of 0.76 years, expected volatility of 156%, and a discount rate of 0.11%.

Activity for embedded derivative instruments during the three months ended September 30, 2013 was as follows:

		Initial valuation
		of embedded	Increase
		derivative	(decrease) in
	Balance at	instruments	fair value of	Balance at
	June 30,	issued during	derivative	September 30,
	2013	the period	liabilities	2013
First Asher Note	$204,547	$-	$7,839	$212,386
Second Asher Note	-	53,000	41,230	94,230
	$204,547	$53,000	$49,069	$306,616

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

On August 5, 2014, the Company issued 329,822 shares of our common stock to its CEO in lieu of $6,250 in salary, $3,125 of which was recorded as common stock payable at June 30, 2014 and $3,125 of which related to salary expenses for July 2014. The Company’s stock price on the issuance date was $0.0205 per share.

Also on August 5, 2014, the Company issued 237,236 shares of our common stock to its CFO in lieu of $4,625 in salary, $2,313 of which was recorded as common stock payable at June 30, 2014 and $2,312 of which related to salary expenses for July 2014. The Company’s stock price on the issuance date was $0.0205 per share.

On September 23, 2014, the Company agreed to issue an aggregate of 2,474,748 shares of our common stock to its non-employee directors as consideration in lieu of $49,000 of directors fees accrued during the year ended June 30, 2014. The Company’s stock price on the issuance date was $0.0185 per share.

Also on September 23, 2014, the Company agreed to issue an aggregate of 286,872 shares in lieu of $6,250 in salary to its CEO and 206,343 shares in lieu of $4,625 in salary to its CFO. The issuances related to salary expenses for August and September 2014. The Company’s stock price on the issuance date was $0.0185 per share.

Common Stock Payable

On August 17, 2012, the Company closed on POSCAN’s second tranche of investment under a securities purchase agreement, in which it sold 62,499,938 units to POSCAN for gross proceeds of $9,999,990, with each unit consisting of one share of common stock and a three-year warrant to purchase one share of common stock for $0.21 per share (the “Additional Agreement”).

The Additional Agreement provided that, subject to certain exceptions, the Company must issue additional shares of our common stock to POSCAN in the event that the Company issued or sold any such shares to third parties for a price of less than $0.16 per share at any time during the 18 months from August 17, 2012 to February 16, 2014. The Company has received waivers of this provision for certain issuances made during that time.

However, during the year ended June 30, 2014, the Company issued 22,516,341 shares of common stock to Asher Enterprises, Inc. on the conversion of $135,000 of debt. Pursuant to the Additional Agreement, the Company estimates it is required to issue an additional 21,672,591 shares to POSCAN with an estimated value of $236,677, which is recorded as common stock payable in the consolidated balance sheets at September 30, 2014 and June 30, 2014.

Restricted Stock Units

During December 2011, the Company entered into a one-year employment agreement with a new Vice President of Finance (now called the Chief Financial Officer, the “CFO”) which originally was to begin on January 1, 2012 (amended to March 1, 2012). Pursuant to the agreement, the CFO was granted 250,000 restricted stock units under its 2009 Plan which will vest over 3 years. The value of the issuable shares was determined based on the $0.13 closing price of the common stock on the measurement date, and totaled $34,500. The Company will record stock compensation expense for these restricted stock units over the 3 year service period which began on March 1, 2012. During the three months ended September 30, 2014 and 2013, the Company recorded $967 and $2,417, respectively, of stock-based compensation in connection with this agreement. As of September 30, 2014, 83,333 restricted stock units are unvested and are due to vest on March 1, 2015.

The Company has committed to grant Restricted Stock Units with respect to an aggregate of 800,000 shares to members of its Board of Directors. Such restricted stock units shall vest over a period of three years starting from the later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities. However, the Company does not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. The Company recorded compensation expense of $3,243 and $4,305 during the three months ended September 30, 2014 and 2013, respectively.

Stock Option Awards

A summary of stock option activity is presented in the table below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2014	1,450,000	$0.22	2.03	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at September 30, 2014	1,450,000	$0.22	1.78	$-
Exercisable at September 30, 2014	1,450,000	$0.22	1.78	$-

During the three months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense of $-0- and $3,593, respectively, related to stock options.

Warrants

Summary information regarding common stock warrants outstanding is as follows:

		Weighted-average
	Number of	Exercise
	Warrants	Price
Outstanding at June 30, 2014	155,635,919	$0.17
Issued	-
Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	224,321	0.19
Expired	(43,095,300)	-
Outstanding at September 30, 2014	112,764,940	$0.18

Warrants outstanding as of September 30, 2014 are as follows:

		Outstanding		Exercisable
	Exercise	number	Remaining	number
Issuance Date	price	of shares	life	of shares
November 10, 2009 - December 23, 2009	$0.19	7,262,107	0.1 - 0.2 years	7,262,107
November 10, 2009 - December 23, 2009	$0.28	7,356,684	0.1 - 0.2 years	7,356,684
June 9, 2010 - September 13, 2010	$0.20	15,536,607	0.6–1 years	15,536,607
June 9, 2010 - July 13, 2010	$0.13	797,879	0.6–1 years	797,879
November 8-15, 2010	$0.04	1,779,111	1.1 years	1,779,111
December 9, 2010 - March 24, 2011	$0.11	6,408,198	1.2 - 1.4 years	6,408,198
March 24, 2011	$0.27	7,168,467	1.5 years	7,168,467
May 2, 2011	$0.26	1,500,000	1.6 years	1,500,000
May 2, 2011	$0.22	75,000	1.6 years	75,000
August 17, 2012	$0.15	62,499,938	0.9 years	62,499,938
August 17, 2012	$0.21	2,380,950	2.9 years	2,380,950
		112,764,940		112,764,940

The warrants outstanding at September 30, 2014 had no intrinsic value.

During August 2014, 5,000,000 of the POSCAN warrants (non-derivative) issued on August 17, 2012 expired unexercised. On September 13, 2014, 38,095,300 of the POSCAN warrants issued on September 14, 2011 expired unexercised.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Derivative liabilities - warrant instruments	$-	$-	$2,139,439	$2,139,439

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30,
	2014	2013
Beginning balance as of June 30	$1,849,007	$3,989,849
Change in fair value	290,432	(1,419,026)
Additions	-	53,000
Exercise of warrants	-	-
Ending balance as of September 30	$2,139,439	$2,623,823
Change in unrealized gains (losses) included in earnings for the three months ended September 30, 2014 and 2013	$(290,432)	$1,419,026

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

Pursuant to a registration rights agreement for the 2011 Offering, the Company agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the G Warrants under the Securities Act of 1933, as amended, and to use its best efforts to cause such registration statement to become effective within 150 days after the filing date, all at the Company’s own expense. Pursuant to the registration rights agreement, in the event the Company does not meet these deadlines, the Company has agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured. In accordance with the registration rights agreement, the Company has recorded $518,243 of monetary penalties(plus accrued interest of $251,327, included in accrued expenses, which is calculated at 18% per annum for registration rights penalties considered past due), and the penalty has not yet been paid as of September 30, 2014. No demands have been made with respect to the registration rights penalties.

NOTE 13. SUBSEQUENT EVENTS

On October 23, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company an additional $200,000, of which $199,247 was received, net of local taxes and fees of $753. The loan from BBL bears an interest rate of 8.5% per annum and is repayable within 18 months from the date of receipt. Two of our shares in Minera Li are guaranteed as security for the loan with BBL.

On November 10 and November 12, 2014, 8,520,000 of the 2009 unit offering warrants issued on November 10 and November 12, 2009, expired unexercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion contains forward-looking statements. Please see “Statement Regarding Forward-Looking Information” above and “Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

You should read this discussion and analysis together with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a South America-based exploration company in the lithium and potassium mining sector. We aim to acquire and develop a unique portfolio of lithium and potassium brine projects in the Americas.

All of our mineral rights in SLM Litio 1-6 and the Cocina Mining Concessions (the “Maricunga Project”) are held by Minera Li, of which the Company retains a 49% ownership interest. The controlling interest in Minera Li (51%) is held by a private Chilean company, BBL SpA (“BBL”).

As of September 30, 2014, Minera Li owned (a) a 60% interest in SLM Litio 1-6, which consists of mining concessions covering an area of approximately 1,438 hectares in the Salar de Maricunga in northern Chile; and (b) the Cocina Mining Concessions, covering 450 hectares located adjacent to SLM Litio 1-6.

The Company is currently evaluating additional exploration and production opportunities.

Going Concern

As of September 30, 2014, the Company had no source of current revenue, a cash balance on hand of $145,552 and negative working capital of $3,510,888.

Pursuant to the terms of the BBL Transaction and the Shareholders Agreement with BBL, the Company has access to the following sources of funding:

·	Li3 Energy will receive $1,000,000 upon completion of certain Maricunga Project milestones, or at the latest, on January 27, 2016.

·	BBL will provide the Company with a credit facility of $1,800,000 to provide Li3 Energy working capital (the “BBL Credit Facility”). The BBL Credit Facility allows the Company to draw $100,000 during May 2014, and $200,000 per month thereafter, until the maximum $1,800,000 (the “Maximum Amount”) is reached. The loans will be secured by a portion of the Company’s ownership interest in Minera Li. Repayment of each drawdown will be 18 months from the drawdown date, at 8.5% interest per annum. As of September 30, 2014, the Company has received $640,000 under the BBL Credit Facility.

·	BBL will finance Li3 Energy´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans will be due 24 months from receipt and interest will accrue at 12% per annum. Specific limits for these loans have not been established and will be negotiated in good faith between the Company and BBL.

Assuming the Company can maintain its current negative working capital deficit which is subject to the continuing forbearance of vendors and certain investors, the Company believes that the funding described above should provide sufficient working capital to maintain its basic operations for at least the next 12 months.

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

Summary of Operations and Financings

BBL

On August 1, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $200,000, of which $199,300 was received, net of local taxes and fees of $700. On September 10, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $200,000, of which $199,275 was received, net of local taxes and fees of $725. At September 30, 2014 and June 30, 2014, the Company owed BBL $640,000 and $240,000, respectively, which are recorded as notes payable (non-current liabilities) in the consolidated balance sheets. The total interest accrued on the loans from BBL as of September 30, 2014 and June 30, 2014 was $9,776 and $1,048, respectively. For the three months ended September 30, 2014, $8,728 of interest expense was recognized in our consolidated statement of operations relating to this liability.

The loans from BBL bear an interest rate of 8.5% per annum and are repayable within 18 months from the date of receipt. At September 30, 2014, seven of our shares in Minera Li are guaranteed as security for the loans with BBL. On October 23, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company an additional $200,000, of which $199,247 was received, net of local taxes and fees of $753. The Company pledged two additional shares in Minera Li for the loan.

Maricunga Project

The Maricunga Project consists of approximately 1,888 hectares, and is located in the northeast section of the Salar de Maricunga, the second largest lithium-bearing salt brine deposit in Chile. It consists of Minera Li´s 60% controlling interest in SLM Litio 1-6 (1,438 hectares) and the Cocina Mining Concessions (450 hectares).

In May 2012, we reported the completion of the NI 43-101 Compliant Measured Resource Report of the Canadian Securities Administrators on SLM Litio 1-6 prepared by Donald H. Hains, Principal of Hains Technology and Associates. The report demonstrates that SLM Litio 1-6 has high grades of lithium and potassium and recommended the project to advance to the feasibility study stage. The report included the following conclusions and recommendations:

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

In March 2013, approval of the Environmental Impact Declaration for SLM Litio1-6 was received from the Chilean Environmental Authority. This approval allows Minera Li to advance the development of SLM Litio 1-6 toward a feasibility study.

In Chile, the Chilean Organic Law on Mining Concessions and the Chilean Mining Code (“CMC”) provide that lithium may not be granted in a mining concession initiated after January 1, 1979. As a result, only mining exploitation concessions initiated before January 1, 1979 are authorized for the exploitation of lithium. For all other cases, the CMC establishes the reserve of lithium to Chile and expressly provides that the exploration or exploitation of “non-concessible” substances (including lithium) can be performed only directly by the State of Chile, or its companies, or by means of administrative concessions or special operation contracts, fulfilling the requirements and conditions set forth by the President of Chile for each case. Additionally, Law 16,319, which created the Chilean Nuclear Energy Commission (the “NEC”), provides under Article 8that, for reasons of national interest, any act or contract in connection with lithium will require the prior authorization of NEC (or such contract must have NEC as a party thereto). Once the NEC grants any such authorization to an applicant, the NEC may not amend or terminate it, nor may the applicant resign, except as set forth in the authorization.

As the constitution process of the Cocina Mining Concessions was initiated in 1937, lithium exploitation is authorized in the area covered by the Cocina Mining Concessions. However, as the constitution process of SLM Litio 1-6 was initiated in 2000, lithium exploitation is not authorized in the area covered by such concessions. All other minerals on the property are concessible and, as with any mineral exploitation in Chile, all requisite permits must be obtained.

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

The Chilean government subsequently decided to invalidate the CEOL process due to an administrative error, as well as rescinding the CEOL Basis, which defined the regulations of the CEOL process. The Company submitted several appeals to the Chilean government requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. The appeals have been rejected by the Chilean government. In June 2014, Chile´s President and Minister of Mining signed a decree for the establishment of the National Lithium Commission, which will work to recommend, by November 2014, a new state policy for the exploitation of lithium and promotion and development of new projects in Chile. We believe this is a positive step forward in Minera Li´s continued efforts of seeking a permit to exploit lithium from SLM Litio 1-6.

While Minera Li´s current plan for the Maricunga Project is to exploit lithium and potash from both SLM Litio 1-6 and the Cocina Mining Concessions, if no permit for lithium exploitation is obtained for SLM Litio 1-6, Minera Li plans to produce lithium carbonate and potash from the Cocina Mining Concessions in conjunction with producing potash only from SLM Litio 1-6. The NI 43-101 Compliant Measured Resource Report shows that potassium resources are available in these properties. The majority of the past and current technical work performed on the project is applicable to the production of lithium and/or potassium. Potassium exploitation does not require special permits and it is exploitable via regular mining concessions, according to the CMC. Initial estimations suggest that a potash project is economically feasible. However, there can be no assurance that Minera Li will be able to obtain the permits necessary to exploit any minerals that it discovers in a timely manner or at all.

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

The Board of Directors of Minera Li (the “Minera Li Board”) consists of four representatives from BBL and three representatives from Li3. The Minera Li Board has formed an Operations and Finance Committee which oversees: (i) the technical work required to advance the Maricunga Project and (ii) the financial aspects of Minera Li.

The Operations and Finance Committee has identified the short term goals for the Maricunga Project as follows:

Stage 1 – Complete an updated NI 43-101 Compliance Measured Resource Report by March 2015 to include both SLM Litio 1-6 and the Cocina Mining Concessions. Works required include core drilling and pumping tests, monitoring well installations and geophysical, stratigraphic and topographic surveys.

Stage 2 – Complete a Prefeasibility Study (“PFS”) by end of 2015.

Minera Li´s technical teams have developed an NI 43-101 compliant work program targeted to complete stage 1, to begin in October 2014 with an estimated cost of $1.8 - $2million, of which Li3´s share will be approximately $0.9 - $1million. As part of the work program, data will be collected for the Environmental Impact Assessment, planned to be completed by March 2016, with permitting and approval by June 2017. Once the PFS is completed, Minera Li will carry out further works towards a feasibility study.

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

BBL and the Company are fully committed to advancing Minera Li’s Maricunga Project to the stage of full permitting. While we believe that the laws governing the exploitation of lithium in Chile will change by the time a feasibility study is completed on the Maricunga Project, thus enabling Minera Li to exploit lithium from SLM Litio 1-6, there can be no assurance that this will happen.

Results of Operations

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Revenues

We had no revenues during the three months ended September 30, 2014 and 2013.

Exploration expenses

During the three months ended September 30, 2014 and 2013, we incurred exploration expenses of $-0- and $2,576, respectively. There have been no exploration expenses incurred by the Company following the sale of our controlling interest in Minera Li on January 27, 2014 which resulted in the deconsolidation of Minera Li from the consolidated accounts of the Company and the retained investment of 49% recorded as an equity method investment. The exploration expenses incurred during the three months ended September 30, 2013 related primarily to storage costs incurred by Minera Li.

Loss from Minera Li equity investment

During the three months ended September 30, 2014, we incurred a loss from equity method investments of $57,360 which reflects our share of the losses incurred by Minera Li for the period. There was no loss from equity method investments during the three months ended September 30, 2013 as the Company did not own any equity method investments until the deconsolidation of Minera Li in January 2014.

Debt modification expense

A debt modification expense of $300,000 was recorded during the three months ended September 30, 2013 as a result of deferring a payment due in July 2013 for acquisition of the Cocina Mining Concessions and as agreed on the extinguishment of the debt with the sellers of the Cocina Mining Concessions. There was no such expense incurred during the three months ended September 30, 2014.

Loss on settlements, net

During the three months ended September 30, 2013, we recorded loss on settlements of $18,037 as a result of settlement agreements entered into by the Company with respect to an aggregate of $156,000 of obligations, under which the Company issued an aggregate of 6,895,160 shares of the Company’s common stock, valued at $174,037, to third parties. During the three months ended September 30, 2014, there was no loss on settlements as the Company did not enter into any settlement agreements during the period.

General and administrative expenses

Our general and administrative expenses for the three months ended September 30, 2014 and 2013 consisted of the following:

	Three months ended	Three months ended	Increase
	September 30, 2014	September 30, 2013	(Decrease)
Rent	$8,421	$12,486	$(4,065)
Office expenses	816	5,566	(4,750)
Communications	854	9,251	(8,397)
Travel expenses	29,352	11,168	18,184
Legal fees	41,221	278,426	(237,205)
Accounting &finance fees	11,630	29,512	(17,882)
Audit fees	16,455	35,000	(18,545)
Other professional fees	41,438	63,347	(21,909)
Marketing & investor relations	30,107	8,449	21,658
Directors fees	54,999	57,000	(2,001)
Bank fees	1,958	1,346	612
Salaries & wages	121,099	182,758	(61,659)
Stock-based compensation	4,210	1,907,071	(1,902,861)
Depreciation & amortization	162	5,865	(5,703)
	$362,722	$2,607,245	$(2,244,523)

We incurred general and administrative expenses of $362,722 for the three months ended September 30, 2014 compared to general and administrative expenses of $2,607,245 for the three months ended September 30, 2013, a decrease of $2,244,523, comprised mainly of decreases in:

•	Legal fees of $237,205 mainly relating to non-recurring fees incurred in the prior period on the potential Blue Wolf transaction ($221,718) and the lawsuit against the minority shareholders of SLM Litio 1-6 ($17,417);

•	Salaries & wages of $61,659 mainly as a result of the resignation of the VP of operations in August 2013 ($24,927) and the resignation of the Chile Manager in December 2013 ($36,000); and

•	Stock-based compensation of $1,902,861 due to the reversal of the POSCAN anti-dilution provision of $1,891,694 and reduced amortization of stock-based compensation of $11,167 as the stock units and options granted reach their vesting date.

Other income (expense)

Other expense for the three months ended September 30, 2014 was $322,546, compared to other income of $1,016,443 for the three months ended September 30, 2013. The decrease in other income was mainly a result of recording a loss on change in fair value of warrant derivative liabilities of $290,432 during the three months ended September 30, 2014, compared to a gain on change in fair value of warrant derivative liabilities of $1,419,026 in the prior period, partially offset by a decrease in net interest expense of $346,824.

A loss on debt extinguishment of $23,906 was recorded during the three months ended September 30, 2013 in relation to the third amendment agreement with the holders of the zero-coupon convertible notes whereby the terms of the notes were extended and the conversion price was reduced from $0.095 to $0.02 per share.

During the three months ended September 30, 2014, we recorded a loss of $290,432 on the change in fair value of derivative liability - warrant instruments, compared to a gain of $1,419,026 during the three months ended September 30, 2013. The change in fair value of our derivative warrant liability has no impact on our cash flows from operations and was primarily a result of our stock price increasing during the three months ended September 30, 2014, compared to the decrease in our stock price during the three months ended September 30, 2013.

During the three months ended September 30, 2014 and 2013, gains on foreign currency transactions amounted to $914 and $1,175, respectively, in relation to our operations in Peru and Chile.

Net interest expense amounted to $33,028 and $379,852 during the three months ended September 30, 2014 and 2013, respectively, a decrease of $346,824. The decrease is mainly due to non-recurring interest in the prior period from the zero-coupon convertible notes of $33,631 and the sellers of the Cocina Mining Concessions of $26,942, and amortization of debt discount on the zero-coupon convertible notes of $188,686, on the Asher Notes of $67,051 and amortization of deferred financing cost of long term debt of $22,944.

Liquidity and Capital Resources

We are primarily engaged in exploration and acquisition of new properties and do not generate income from operations currently. As of September 30, 2014, our only source of liquidity had been debt and equity financing.

Under the Shareholders Agreement with BBL, BBL will pay an Additional Payment of $1,000,000 to the Company upon the earlier of its completion of certain Project Milestones relating to the permitting and development of the Maricunga Project and January 27, 2016. We expect to use some of the proceeds received from the Additional Payment to repay loans under the BBL Credit Facility (described below).

Also under the Shareholders Agreement, BBL agreed to finance the Company’s exploration and development expenses until the Maricunga Project reaches full permitting and is ready for construction, by providing loans due 24 months from receipt at an interest rate of 12% per annum. The loans will be secured by a portion of the Company’s ownership interest in Minera Li. Specific limits on amounts that may be borrowed under these loans have not been established and will be negotiated in good faith between BBL and the Company.

In addition to the foregoing financing, BBL has committed to provide the Company with the BBL Credit Facility with a Maximum Amount of $1,800,000. The BBL Credit Facility will be available from May 2014 until March 31, 2015, and can be drawn down by the Company as follows: (i) $100,000 beginning in May 2014 and (ii) $200,000 every month thereafter, until the Maximum Amount is reached. Each drawdown must be repaid within 18 months of the drawdown date, at 8.5% interest per annum. The BBL Credit Facility is secured by a portion of the Company’s ownership interest in Minera Li. The proceeds of the BBL Credit Facility will be used for the working capital needs of the Company. Through September 30, 2014, BBL has loaned the Company $640,000.

Assuming the Company can maintain its current negative working capital deficit, which is subject to the continuing forbearance of vendors and certain investors, the Company believes that the funding described above should provide sufficient working capital to maintain its basic operations for at least the next 12 months subject to being able to maintain a reduced cost structure while seeking to raise additional capital.

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

Common Stock Subject to Rescission

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at September 30, 2014 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

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

Item 4. Controls and Procedures

Evaluation of disclosure of controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K we filed with the SEC on September 26, 2014, under Part I, Item 1A, “Risk Factors,” therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal quarter ended September 30, 2014, despite the fact Li3 Energy, Inc. is outside the Mine Act jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2014	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Luis F. Saenz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luis Santillana
Luis Santillana
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

