Form 10-Q
period 2014-12-31
Li3 Energy, Inc.
filed 2015-02-17
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of February 17, 2015, there were 445,574,522 shares of the registrant’s common stock outstanding.

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

All statements other than statements of historical facts included in this Report including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believes,”“ expects,”“anticipates,”“intends,”“estimates,”“projects,”“target,”“goal,”“plans,”“objective,”“should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify appropriate corporate acquisition and/or joint venture opportunities in the lithium mining sector, our ability to establish technical and managerial infrastructure, our ability to raise the required capital to take advantage of and successfully participate in such opportunities, and future economic conditions, political stability and lithium prices. Descriptions of certain risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appear in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2014.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash	$177,062	$38,490
Prepaid expenses and advances	25,904	35,781
Total current assets	202,966	74,271
Receivable from BBL for sale of controlling interest in Minera Li	995,906	994,017
Equity investment in Minera Li	7,466,318	7,572,425
Property and equipment, net	-	322
Total non-current assets	8,462,224	8,566,764
Total assets	$8,665,190	$8,641,035

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$225,635	$239,441
Accrued expenses	871,164	805,976
Accrued registration rights penalties	518,243	518,243
Common stock payable	247,553	291,116
Note payable	50,000	50,000
Convertible note payable	45,000	45,000
Current portion of notes payable to BBL	240,000	-
Current portion of derivative liabilities	275,269	142,017
Total current liabilities	2,472,864	2,091,793
Notes payable to BBL	780,000	240,000
Derivative liabilities	96,900	1,706,990
Total non-current liabilities	876,900	1,946,990
Total liabilities	3,349,764	4,038,783

Commitments and contingencies

Common stock subject to rescission, 65,000 shares issued and outstanding	3,041	3,041

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 440,854,750 and 435,006,181 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	440,855	435,006
Additional paid-in capital	70,737,244	70,610,958
Accumulated deficit	(65,865,714)	(66,446,753)
Total stockholders’ equity	5,312,385	4,599,211
Total liabilities and stockholders’ equity	$8,665,190	$8,641,035

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Operating expenses:
Exploration expenses	$-	$(2,566)	$-	$(5,142)
Mineral rights impairment expense		(6,485,438)	-	(6,485,438)
Gain on sale of mineral rights		120,000	-	120,000
Loss from Minera Li equity investment	(48,747)	-	(106,107)	-
Debt modification expense	-	-	-	(300,000)
Gain on settlements, net	-	24,574	-	6,537
General and administrative expenses	(354,372)	(502,573)	(717,094)	(3,109,818)
Total operating expenses	(403,119)	(6,846,003)	(823,201)	(9,773,861)

Other income (expense):
Gain on debt extinguishment	-	49,512	-	25,606
Change in fair value of derivative liability instruments	1,767,270	1,272,678	1,476,838	2,691,704
Gain (loss) on foreign currency transactions	(407)	21,364	507	22,539
Interest expense, net	(40,077)	(482,095)	(73,105)	(861,947)
Total other income (expense)	1,726,786	861,459	1,404,240	1,877,902

Net income (loss)	1,323,667	(5,984,544)	581,039	(7,895,959)
Net loss attributable to non-controlling interests	-	2,595,201	-	2,596,231
Net income (loss) attributable to Li3 Energy, Inc.	$1,323,667	$(3,389,343)	$581,039	$(5,299,728)

Net income (loss) per common share - basic	$0.00	$(0.01)	$0.00	$(0.01)
Net income (loss) per common share - diluted	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average number of common shares outstanding - basic	439,723,123	401,624,812	437,537,235	398,561,133
Weighted average number of common shares outstanding - diluted	443,190,811	401,624,812	441,885,000	398,561,133

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

From July 1, 2013 through December 31, 2014

(Unaudited)

			Additional		Non-	Total
	Common Stock		Paid-in	Deficit	Controlling	Stockholders’
	Shares	Par Value	Capital	Accumulated	Interest	Equity

Balance, July 1, 2013	395,497,453	$395,497	$69,327,269	$(62,613,739)	$4,322,154	$11,431,181

Stock-based compensation:
Amortization of stock-based compensation	-	-	38,207	-	-	38,207
Stock issued pursuant to vesting of restricted stock units	316,666	317	(317)	-	-	-

Beneficial conversion feature of convertible debt	-	-	700,000	-	-	700,000

Stock issued to settle liabilities:
Stock issued to directors and employees for services	13,054,919	13,055	245,276	-	-	258,331
Stock issued to third parties for services	3,620,802	3,621	76,724	-	-	80,345

Stock issued on conversion of debt	22,516,341	22,516	223,799	-	-	246,315

Deconsolidation of Maricunga on sale of controlling interest	-	-	-	-	(1,725,603)	(1,725,603)

Net loss	-	-	-	(3,833,014)	(2,596,551)	(6,429,565)

Balance, June 30, 2014	435,006,181	$435,006	$70,610,958	$(66,446,753)	$-	$4,599,211

Stock-based compensation:
Amortization of stock-based compensation	-	-	6,947	-	-	6,947

Stock issued to settle liabilities:
Stock issued to directors and employees for services	5,848,569	5,849	119,339	-	-	125,188

Net income	-	-	-	581,039	-	581,039

Balance, December 31, 2014	440,854,750	$440,855	$70,737,244	$(65,865,714)	$-	$5,312,385

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$581,039	$(7,895,959)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	322	11,565
Loss on write-off of fixed assets	-	3,770
Mineral rights impairment expense	-	6,485,438
Gain on sale of mineral rights	-	(120,000)
Loss from Minera Li equity investment	106,107	-
Gain on settlements, net	-	(6,537)
Stock-based compensation	88,572	1,908,258
Gain on debt extinguishment	-	(25,606)
Change in fair value of derivative liabilities	(1,476,838)	(2,691,704)
Zero coupon interest accretion and amortization of debt discount on convertible notes	-	674,151
Amortization of deferred financing costs	-	30,592
Gain on foreign currency transactions	(507)	(22,539)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and advances	10,141	48,772
Increase in receivable from BBL for sale of controlling interest in Minera Li	(1,889)	-
Increase in accounts payable	(13,634)	127,496
Increase in accrued expenses	65,259	396,477
Net cash used in operating activities	(641,428)	(1,075,826)

Cash flows from investing activities
Proceeds from sale of mining properties	-	60,000
Net cash provided by investing activities	-	60,000

Cash flows from financing activities
Proceeds from notes payable	-	1,035,605
Proceeds from notes payable – BBL	780,000	-
Net cash provided by financing activities	780,000	1,035,605

Net increase in cash	138,572	19,779

Cash at beginning of the period	38,490	12,667

Cash at end of the period	$177,062	$32,446

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,649	$84,554
Non-cash investing and financing transactions:
Receivable in connection with sale of mineral rights	$-	$60,000
Reclassification of embedded derivative liabilities to additional paid-in capital for conversion of debt	$-	$87,098
Debt discount due to beneficial conversion feature	$-	$700,000
Debt discount due to warrant derivative liabilities issued with convertible debt	$-	$53,000
Debt discount for acquisition of Cocina Mineral Rights	$-	$1,000,000
Settlement of accrued liabilities through issuance of stock	$43,563	$208,500
Issuance of common stock on conversion of debt	$-	$65,000

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2014

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Li3 Energy, Inc. (“Li3 Energy” or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2005. In 2009, the Company established its business focus and strategy toward identifying and pursuing business opportunities in lithium and industrial minerals mining in the Americas.

Part of our strategic plan is to ensure that Minera Li (of which the Company owns a non-controlling interest) explores and develops the existing Maricunga Project in Chile while simultaneously identifying other synergistic opportunities with new projects with production potential that could also be advanced in an accelerated manner, with the goal of becoming a company with valuable lithium, potassium, nitrates and other industrial minerals properties.

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

c. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2014 and June 30, 2014. The Company has not experienced any losses on its deposits of cash and cash equivalents.

d. Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value . During the six months ended December 31, 2014 and 2013, the Company recorded $-0- and $6,485,438, respectively, in mineral rights impairment charges.

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

The Company recognizes interest related to income tax matters in income tax expense and penalties related to income tax matters in general and administrative expenses. The Company did not include any uncertain income tax positions or accrued interest in its consolidated balance sheets at December 31, 2014 or June 30, 2014, and did not recognize any interest in its consolidated statements of operations during the six months ended December 31, 2014 or 2013. At December 31, 2014 and June 30, 2014, the Company has recorded $160,000 and $160,000, respectively, of accrued penalties related to income tax matters.

i. Non-Controlling Interests

The Company is required to report its non-controlling interests as a separate component of equity. The Company is also required to present the consolidated net income or loss and the portion of the consolidated net income or loss allocable to the non-controlling interests and to the stockholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis. During the six months ended December 31, 2014 and 2013, the Company recorded a net loss allocable to non-controlling interests of $-0- and $2,596,231, respectively. The non-controlling interests related to the 40% of the Maricunga Companies that were not owned by Minera Li. As a result of the BBL Transaction (see Note 4) during January 2014, BBL became the majority shareholder of Minera Li, with the Company retaining a 49% interest. The Company determined that it ceased to have voting and management control of Minera Li and therefore accounted for the sale of 51% of Minera Li by deconsolidating the subsidiary from its consolidated financial statements in accordance with FASB ASC 810 - Consolidation. The Company´s remaining 49% interest in Minera Li has been treated as an equity investment in accordance with FASB ASC 323 - Investments - Equity Method and Joint Ventures.

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

For the three and six months ended December 31, 2014 and 2013, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended December 31,
	2014	2013
Stock options	-	1,450,000
Restricted stock units	-	1,066,667
Stock warrants	-	169,168,694
Convertible debt	-	110,516,273
	-	282,201,634

	Six Months Ended December 31,
	2014	2013
Stock options	-	1,450,000
Restricted stock units	-	1,300,000
Stock warrants	-	169,168,694
Convertible debt	-	103,577,610
	-	275,496,304

k. Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

l. Subsequent Events

The Company evaluated material events occurring between December 31, 2014 and the date when the consolidated financial statements were available to be issued for disclosure consideration, noting no items which require adjustment or disclosure.

NOTE 3. GOING CONCERN

As of December 31, 2014, the Company had no source of current revenue, a cash balance on hand of $177,062 and negative working capital of $2,269,898.

Pursuant to the terms of the BBL Transaction and the Shareholders Agreement (described in Note 4), the Company has access to the following sources of funding:

·	Li3 Energy will receive $1,000,000 upon completion of certain Maricunga Project milestones, or at the latest, on January 27, 2016.

·	BBL will provide the Company with a credit facility of $1,800,000 to provide Li3 Energy working capital (the “BBL Credit Facility”). The BBL Credit Facility allows the Company to draw $100,000 during May 2014, and $200,000 per month thereafter up to a maximum $1,800,000. The loans will be secured by a portion of the Company’s ownership interest in Minera Li. Repayment of each drawdown will be 18 months from the drawdown date, at 8.5% interest per annum. As of December 31, 2014, the Company has received $1,020,000 under the BBL Credit Facility.

·	BBL will finance Li3 Energy´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans will be due 24 months from receipt and interest will accrue at 12% per annum. Specific limits for these loans have not been established and will be negotiated in good faith between the Company and BBL.

The Company’s current negative working capital position is not sufficient to maintain its basic operations for at least the next 12 months.

The Company has no assurance that future financing will be available on acceptable terms. If financing is not available on satisfactory terms, the Company may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

If the Company is unable to develop any of its exploration activities or fails to raise additional capital to maintain its operations in the future, the Company may be unable to carry out its full business plan or it may be forced to cease operations.

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

NOTE 4. INVESTMENT IN MINERA LI

The Company´s equity investment at December 31, 2014 and June 30, 2014 relates to its 49% investment in Minera Li. The investment in Minera Li was consolidated prior to January 27, 2014. The activity of the investment for the period from July 1, 2013 to December 31, 2014 is as follows:

Balance, July 1, 2013	$-
Add: Fair value of investment in Minera Li recognized on January 27, 2014	7,679,014
Less: Equity in loss of Minera Li	(106,589)
Balance, June 30, 2014	$7,572,425
Less: Equity in loss of Minera Li	(106,107)
Balance, December 31, 2014	$7,466,318

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

Concurrent with the execution of the Agreement, the Company and BBL also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li (the “Shareholders Agreement”). Under the Shareholders Agreement, BBL will pay $1,000,000 (the “Additional Payment”) to the Company upon its completion of certain milestones relating to the permitting and development of the Maricunga Project and, in any event, no later than January 27, 2016. The Company recorded the present value of the Additional Payment receivable of $992,443 as receivable on sale of controlling interest in Minera Li in the consolidated balance sheets and will amortize interest income of $7,557 over the life of the receivable. The balance of the receivable from BBL for sale of controlling interest in Minera Li recorded in the consolidated balance sheets at December 31, 2014 and June 30, 2014 was $995,906 and $994,017, respectively. For the six months ended December 31, 2014, $1,889 of interest income was recognized in our consolidated statement of operations relating to this.

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

Summarized Balance Sheet

	December 31, 2014	June 30, 2014
Current assets	$100,201	$174,613
Non-current assets	17,062,371	17,062,724
Total assets	$17,162,572	$17,237,337

Current liabilities	$199,585	$57,806
Equity	16,962,987	17,179,531
Total liabilities and equity	$17,162,572	$17,237,337

Summarized Statement of Operations

Six months Ended December 31, 2014
Revenue	$-
Operating expenses:
Exploration expenses	(15,486)
General & administrative expenses	(201,058)
Total operating expenses	(216,544)
Net loss	$(216,544)

Three months Ended December 31, 2014
Revenue	$-
Operating expenses:
Exploration expenses	(5,300)
General & administrative expenses	(94,184)
Total operating expenses	(99,484)
Net loss	$(99,484)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2014	June 30, 2014
Leasehold improvement and office equipment	$1,941	$1,941
Less: Accumulated depreciation	(1,941)	(1,619)
	$-	$322

Depreciation expense for the six months ended December 31, 2014 and 2013 was $322 and $11,565, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

BBL

Following the BBL Transaction on January 27, 2014, BBL owns 51% of Minera Li with Li3 retaining a 49% ownership interest. BBL is a private Chilean corporation with an objective to advance a business in the production of lithium. BBL is controlled by a Chilean entrepreneur. The BBL Transaction is described in Note 4.

Pursuant to the Shareholders Agreement, BBL agreed to pay an additional payment of $1,000,000 to the Company upon the earlier of its completion of certain project milestones relating to the permitting and development of the Maricunga Project and January 27, 2016. The Company recorded the present value of the additional payment receivable of $992,443 as receivable on sale of controlling interest in Minera Li in the consolidated balance sheets, with interest income of $7,557 to be amortized over the life of the receivable. The balance of the receivable from BBL for sale of its controlling interest in Minera Li recorded in the consolidated balance sheets at December 31, 2014 and June 30, 2014 was $995,906 and $994,017, respectively. For the six months ended December 31, 2014, $1,889 of interest income was recognized in our consolidated statement of operations relating to this liability.

On July 23, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company an additional $200,000, of which $199,210 was received on August 4, 2014, net of local taxes and fees of $790. On August 27, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $200,000, of which $199,275 was received on September 10, 2014, net of local taxes and fees of $725. On October 21, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $200,000, of which $199,247 was received on October 23, 2014, net of local taxes and fees of $753. On November 25, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $180,000, of which $179,190 was received on December 10, 2014, net of local taxes and fees of $810.

At December 31, 2014 and June 30, 2014, the Company owed BBL $1,020,000 and $240,000, respectively, which are recorded as notes payable (current liabilities of $240,000 and non-current liabilities of $780,000) in the consolidated balance sheets. The total interest accrued on the loans from BBL as of December 31, 2014 and June 30, 2014 was $25,523 and $1,048, respectively. For the six months ended December 31, 2014, $24,475 of interest expense was recognized in our consolidated statement of operations.

The loans from BBL bear an interest rate of 8.5% per annum and are repayable within 18 months from the date of receipt. At December 31, 2014, 11 of our 49 shares in Minera Li are guaranteed as security for the loans with BBL.

NOTE 7. NOTE PAYABLE

On June 5, 2008, the Company issued a $50,000 unsecured promissory note to Milestone Enhanced Fund Ltd. (“Milestone”) in connection with Milestone’s $50,000 working capital loan to the Company, and the terms and conditions of such note allow for prepayment of the principal and accrued interest at any time without penalty. The interest rate is 8% per annum and the maturity date was June 5, 2009. The total interest accrued as of December 31, 2014 and June 30, 2014 was $26,303 and $24,287, respectively. For the six months ended December 31, 2014 and 2013, interest expense of $2,016 and $2,016, respectively, was recognized in our consolidated statement of operations in relation to this. This note is in default as of December 31, 2014 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

On August 16, 2013, the Company entered into an Offer to Finance agreement with a third party lender (the “Lender”) under which the Lender agreed to loan CAD $500,000 (USD $482,605) to Li3 (the “2013 Credit Facility”), at an interest rate of 18% per annum with the principal and outstanding interest repayable on March 31, 2014.The Company repaid the 2013 Credit Facility on February 28, 2014.

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

NOTE 8. CONVERTIBLE NOTES PAYABLE

On April 30, 2009, the Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) to Milestone, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due November 8, 2010.  The Convertible Note provides that the principal and interest balance due on the Convertible Note are convertible at Milestone’s option pursuant to terms to be mutually agreed upon by the Company and Milestone in writing at a later date. The Company and Milestone have not yet negotiated such conversion terms. The total interest accrued on the Convertible Note at December 31, 2014 and June 30, 2014 was $20,964 and $19,092, respectively. For the six months ended December 31, 2014 and 2013, interest expense of $1,872 and $1,872, respectively, was recognized in our consolidated statement of operations in relation to this. The Convertible Note is in default as of December 31, 2014 and remains payable to Milestone. To date, no demand or communication has been received from Milestone.

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

The Asher Notes were repaid during the year ended June 30, 2014.

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

Activity for derivative warrant instruments during the six months ended December 31, 2014 was as follows:

		Decrease in
	Balance at	fair value of	Balance at
	June 30,	derivative	December 31,
	2014	liabilities	2014
2009 Unit Offering warrants	$1,499	$(1,499)	$-
First 2010 Unit Offering warrants	305,483	(296,745)	8,738
Second 2010 Unit Offering warrants	46,224	(20,280)	25,944
Third 2010 Unit Offering warrants	108,685	(51,598)	57,087
Incentive warrants	110,027	(47,772)	62,255
Lender warrants	41,372	(9,446)	31,926
Warrants for advisory services and arranger warrants	2,111	(473)	1,638
POSCAN warrants	1,233,606	(1,049,025)	184,581
	$1,849,007	$(1,476,838)	$372,169

On September 13, 2014, 38,095,300 of the POSCAN warrants issued on September 14, 2011 expired unexercised. During November and December 2014, all outstanding warrants issued pursuant to the 2009 unit offering expired unexercised.

Activity for derivative warrant instruments during the six months ended December 31, 2013 was as follows:

		Decrease in
	Balance at	fair value of	Balance at
	June 30,	derivative	December 31,
	2013	liabilities	2013
2009 Unit Offering warrants	$314,835	$(234,892)	$79,943
First 2010 Unit Offering warrants	361,632	(208,532)	153,100
Second 2010 Unit Offering warrants	54,411	(33,360)	21,051
Third 2010 Unit Offering warrants	129,379	(80,594)	48,785
Incentive warrants	148,289	(82,455)	65,834
2011 Unit Offering warrants	190,100	(184,921)	5,179
Lender warrants	52,929	(34,813)	18,116
Warrants for advisory services and arranger warrants	10,933	(8,487)	2,446
POSCAN warrants	2,522,794	(1,795,493)	727,301
	$3,785,302	$(2,663,547)	$1,121,755

There were no warrants exercised during the six months ended December 31, 2013.

The following is a summary of the assumptions used in the modified lattice valuation model as of December 31, 2014 and 2013, respectively:

	Valuation as of
	December 31,
	2014	2013
Common stock issuable upon exercise of warrants	98,284,685	169,168,694
Market value of common stock on measurement date (1)	$0.015	$0.01
Adjusted exercise price	$0.04-$0.26	$0.04-$0.30
Risk free interest rate (2)	0.12%-0.46%	0.1%-0.58%
Warrant lives in years	0.4 – 1.3	0.26-2.33
Expected volatility (3)	208%-236%	180%-273%
Expected dividend yields (4)	None	None
Assumed stock offerings per year over next five years (5)	1	1
Probability of stock offering in any year over five years (6)	100%	100%
Range of percentage of existing shares offered (7)	15% - 20%	21%-48%
Offering price range (8)	$0.03 - $0.04	$0.01 - $0.05

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 0.5, 1or 1.5 - year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next five years.

(6)	Management estimates that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 15% and 20% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

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

The Company determined the fair values of the embedded derivatives on the grant dates using the Black-Scholes option pricing model with the following assumptions:

·	First Asher Note - stock price on the measurement date of $0.04 per share, term of 0.76 years, expected volatility of 156%, and a discount rate of 0.15%.

·	Second Asher Note - stock price on the measurement date of $0.028 per share, term of 0.76 years, expected volatility of 156%, and a discount rate of 0.11%.

Activity for embedded derivative instruments during the six months ended December 31, 2013 was as follows:

		Initial valuation		Fair value of
		of embedded	Increase	derivative
		derivative	(decrease) in	liabilities
	Balance at	instruments	fair value of	on conversion	Balance at
	June 30,	issued during	derivative	of debt to	December 31,
	2013	the period	liabilities	common stock	2013
First Asher Note	$204,547	$-	$(35,382)	$(87,098)	$82,067
Second Asher Note	-	53,000	7,225	-	60,225
	$204,547	$53,000	$(28,157)	$(87,098)	$142,292

At December 31, 2013, the Company determined the fair values of the embedded derivatives using a modified lattice fair value model with the following assumptions:

·	First Asher Note - stock price on the measurement date of $0.01 per share, term of 0.13 years, expected volatility of 273%, and a discount rate of 0.10%.

·	Second Asher Note - stock price on the measurement date of $0.01 per share, term of 0.29 years, expected volatility of 273%, and a discount rate of 0.10%.

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

On September 23, 2014, the Company agreed to issue an aggregate of 2,474,748 shares of our common stock to its non-employee directors as consideration in lieu of $49,000 of directors’ fees accrued during the year ended June 30, 2014. The Company’s stock price on the issuance date was $0.0185 per share.

Also on September 23, 2014, the Company agreed to issue an aggregate of 286,872 shares in lieu of $6,250 in salary to its CEO and 206,343 shares in lieu of $4,625 in salary to its CFO. The issuances related to salary expenses for August and September 2014. The Company’s stock price on the issuance date was $0.0185 per share.

On November 14, 2014, the Company issued 148,157 shares of common stock to its CEO in lieu of $3,125 in salary, 106,567 shares of common stock to its CFO in lieu of $2,313 in salary and 2,058,824 shares of common stock to its non-employee directors as consideration in lieu of $49,000 of directors’ fees. The Company’s stock price on the issuance date was $0.0105 per share.

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

However, during the year ended June 30, 2014, the Company issued 22,516,341 shares of common stock to Asher Enterprises, Inc. on the conversion of $135,000 of debt. Pursuant to the Additional Agreement, the Company estimates it is required to issue an additional 21,672,591 shares to POSCAN with an estimated value of $236,677, which is recorded as common stock payable in the consolidated balance sheets at December 31, 2014 and June 30, 2014.

At December 31, 2014, the Company has recorded common stock payable of $10,875 in relation to 436,873 shares of our common stock issuable our CEO in lieu of $6,250 in salary and 314,236 shares of common stock issuable to our CFO in lieu of $4,625 in salary.

Restricted Stock Units

During December 2011, the Company entered into a one-year employment agreement with a new Vice President of Finance (now called the Chief Financial Officer, the “CFO”) which originally was to begin on January 1, 2012 (amended to March 1, 2012). Pursuant to the agreement, the CFO was granted 250,000 restricted stock units under its 2009 Plan which will vest over 3 years. The value of the issuable shares was determined based on the $0.13 closing price of the common stock on the measurement date, and totaled $34,500. The Company will record stock compensation expense for these restricted stock units over the 3-year service period which began on March 1, 2012. During the six months ended December 31, 2014 and 2013, the Company recorded $1,934 and $4,834, respectively, of stock-based compensation in connection with this agreement. As of December 31, 2014, 83,333 restricted stock units are unvested and are due to vest on March 1, 2015.

The Company has committed to grant Restricted Stock Units with respect to an aggregate of 800,000 shares to members of its Board of Directors. Such restricted stock units shall vest over a period of three years starting from the later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities. However, the Company does not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. The Company recorded compensation expense of $5,013 and $8,405 during the six months ended December 31, 2014 and 2013, respectively.

Stock Option Awards

A summary of stock option activity is presented in the table below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2014	1,450,000	$0.22	2.03	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2014	1,450,000	$0.22	1.53	$-
Exercisable at December 31, 2014	1,450,000	$0.22	1.53	$-

During the six months ended December 31, 2014 and 2013, the Company recognized stock-based compensation expense of $-0- and $3,593, respectively, related to stock options.

Warrants

Summary information regarding common stock warrants outstanding is as follows:

		Weighted-average
	Number of	Exercise
	Warrants	Price
Outstanding at June 30, 2014	155,635,919	$0.17
Issued	-
Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	362,857	0.17
Expired	(57,714,091)	-
Outstanding at December 31, 2014	98,284,685	$0.17

Warrants outstanding as of December 31, 2014 are as follows:

		Outstanding		Exercisable
	Exercise	number	Remaining	number
Issuance Date	price	of shares	life	of shares
June 9, 2010 - September 13, 2010	$0.20	15,607,786	0.4 – 0.7 years	15,607,786
June 9, 2010 - July 13, 2010	$0.13	801,284	0.4 – 0.5 years	801,284
November 8-15, 2010	$0.04	1,782,819	0.8 years	1,782,819
December 9, 2010 - March 24, 2011	$0.11	6,434,471	0.9 - 1.1 years	6,434,471
March 24, 2011	$0.26	7,202,437	1.2 years	7,202,437
May 2, 2011	$0.25	1,500,000	1.3 years	1,500,000
May 2, 2011	$0.22	75,000	1.3 years	75,000
August 17, 2012	$0.15	62,499,938	0.6 years	62,499,938
August 17, 2012	$0.21	2,380,950	2.6 years	2,380,950
		98,284,685		98,284,685

The warrants outstanding at December 31, 2014 had no intrinsic value.

During August 2014, 5,000,000 of the POSCAN warrants (non-derivative) issued on August 17, 2012 expired unexercised. On September 13, 2014, 38,095,300 of the POSCAN warrants issued on September 14, 2011 expired unexercised. During November and December 2014, all outstanding warrants issued pursuant to the 2009 unit offering expired unexercised.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Derivative liabilities – warrant instruments:
As of December 31, 2014	$-	$-	$372,169	$372,169
As of June 30, 2014	$-	$-	$1,849,007	$1,849,007

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Six months Ended December 31,
	2014	2013
Beginning balance as of June 30	$1,849,007	$3,989,849
Change in fair value	290,432	(1,419,026)
Additions	-	53,000
Balance as of September 30	$2,139,439	$2,623,823
Change in fair value	(1,767,270)	(1,272,678)
Fair value of embedded derivative liability reclassified to equity upon conversion of debt to common stock	-	(87,098)
Ending balance as of December 31	$372,169	$1,264,047
Change in unrealized gains (losses) included in earnings for the three months ended December 31, 2014 and 2013	$1,767,270	$1,272,678
Change in realized gains included in earnings for the three months ended December 31, 2014 and 2013	$-	$87,098
Change in unrealized gains included in earnings for the six months ended December 31, 2014 and 2013	$1,476,838	$2,691,704
Change in realized gains included in earnings for the six months ended December 31, 2014 and 2013	$-	$87,098

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

Pursuant to a registration rights agreement for the 2011 Offering, the Company agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the G Warrants under the Securities Act of 1933, as amended, and to use its best efforts to cause such registration statement to become effective within 150 days after the filing date, all at the Company’s own expense. Pursuant to the registration rights agreement, in the event the Company does not meet these deadlines, the Company has agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured. In accordance with the registration rights agreement, the Company has recorded $518,243 of monetary penalties(plus accrued interest of $274,648, included in accrued expenses, which is calculated at 18% per annum for registration rights penalties considered past due), and the penalty has not yet been paid as of December 31, 2014. No demands have been made with respect to the registration rights penalties.

The Company is seeking to issue up to $250,000 in shares to purchasers of the G Units issued in the 2011 Offering in settlement of the monetary registration rights penalties.

NOTE 13.  EARNINGS PER SHARE

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS for the three months and six months ended December 31, 2014 and 2013:

	Three months ended December 31, 2014			Three months ended December 31, 2013
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS	$1,323,667	439,723,123	$0.00	$(3,389,343)	401,624,812	$(0.01)
Dilutive effect of convertible debt	936	2,584,355	-	-	-	-
Dilutive effect of restricted stock and restricted stock units	2,737	883,333	-	-	-	-
Diluted EPS	$1,327,340	443,190,811	$0.00	$(3,389,343)	401,624,812	$(0.01)

	Six months ended December 31, 2014			Six months ended December 31, 2013
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS	$581,039	437,537,235	$0.00	$(5,299,728)	398,561,133	$(0.01)
Dilutive effect of convertible debt	1,872	3,464,432	-	-	-	-
Dilutive effect of restricted stock and restricted stock units	6,947	883,333	-	-	-	-
Diluted EPS	$589,858	441,885,000	$0.00	$(5,299,728)	398,561,133	$(0.01)

NOTE 14. SUBSEQUENT EVENTS

On February 5, 2015, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company an additional $200,000, of which $199,210 was received net of local taxes and fees of $790. The loan bears an interest rate of 8.5% per annum, is repayable within 18 months from the date of receipt and 2 of our 49 shares in Minera Li are guaranteed as security for the loan. As of February 5, 2014, the total borrowed under the Shareholders Agreement with BBL is $1,220,000 which has been guaranteed with 13 of our 49 shares in Minera Li as security for the loans.

On February 10, 2015, the Company issued 3,576,642 shares of our common stock to its non-employee directors as consideration in lieu of $49,000 of directors’ fees accrued during the three months ended December 31, 2014. The Company’s stock price on the issuance date was $0.0145.

Also on February 10, 2015, the Company issued an aggregate of 1,143,130 shares in lieu of $9,375 in salary to its CEO and $6,938 in salary to its CFO. The issuances relate to salary expenses for November and December 2014 and January 2015.

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

As of December 31, 2014, Minera Li owned (a) a 60% interest in SLM Litio 1-6, which consists of mining concessions covering an area of approximately 1,438 hectares in the Salar de Maricunga in northern Chile; and (b) the Cocina Mining Concessions, covering 450 hectares located adjacent to SLM Litio 1-6.

The Company is currently evaluating additional exploration and production opportunities.

Going Concern

As of December 31, 2014, the Company had no source of current revenue, a cash balance on hand of $177,062 and negative working capital of $2,269,898.

Pursuant to the terms of the BBL Transaction and the Shareholders Agreement with BBL, the Company has access to the following sources of funding:

·	Li3 Energy will receive $1,000,000 upon completion of certain Maricunga Project milestones, or at the latest, on January 27, 2016.

·	BBL will provide the Company with a credit facility of $1,800,000 to provide Li3 Energy working capital (the “BBL Credit Facility”). The BBL Credit Facility allows the Company to draw $100,000 during May 2014, and $200,000 per month thereafter, until the maximum $1,800,000 (the “Maximum Amount”) is reached. The loans will be secured by a portion of the Company’s ownership interest in Minera Li. Repayment of each drawdown will be 18 months from the drawdown date, at 8.5% interest per annum. As of December 31, 2014, the Company has received $1,020,000 under the BBL Credit Facility.

·	BBL will finance Li3 Energy´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans will be due 24 months from receipt and interest will accrue at 12% per annum. Specific limits for these loans have not been established and will be negotiated in good faith between the Company and BBL.

The Company’s current negative working capital position is not sufficient to maintain its basic operations for at least the next 12 months.

The Company has no assurance that future financing will be available on acceptable terms. If financing is not available on satisfactory terms, the Company may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

If the Company is unable to complete any phase of its development or exploration activities or fails to raise additional capital to maintain its operations in the future, it may be unable to carry out its full business plan or it may be forced to cease operations.

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

Summary of Operations and Financings

BBL

On January 27, 2014, the Company entered into a Purchase and Sale Agreement with BBL, pursuant to which BBL acquired 11 of our 60 shares of Minera Li, previously a wholly-owned subsidiary of the Company (the “Share Purchase”) for a cash payment of $1,500,000. In connection with the Share Purchase, Minera Li held a shareholders’ meeting, pursuant to which Minera Li issued 40 additional shares to BBL (the “Issuance” and together with the “Share Purchase”, the “BBL Transaction”) for $5,500,000. As a result of the BBL Transaction, BBL became the majority shareholder of Minera Li holding 51% ownership, with the Company retaining a 49% interest.

On July 23, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company an additional $200,000, of which $199,210 was received on August 4, 2014, net of local taxes and fees of $790. On August 27, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $200,000, of which $199,275 was received on September 10, 2014, net of local taxes and fees of $725. On October 21, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $200,000, of which $199,247 was received on October 23, 2014, net of local taxes and fees of $753. On November 25, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $180,000, of which $179,190 was received on December 10, 2014, net of local taxes and fees of $810.

At December 31, 2014 and June 30, 2014, the Company owed BBL $1,020,000 and $240,000, respectively, which are recorded as notes payable (current liabilities of $240,000 and non-current liabilities of $780,000) in the consolidated balance sheets. The total interest accrued on the loans from BBL as of December 31, 2014 and June 30, 2014 was $25,523 and $1,048, respectively. For the six months ended December 31, 2014, $24,475 of interest expense was recognized in our consolidated statement of operations.

The loans from BBL bear an interest rate of 8.5% per annum and are repayable within 18 months from the date of receipt. On October 23, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company an additional $200,000, of which $199,247 was received, net of local taxes and fees of $753. The Company pledged two additional shares in Minera Li as collateral for the loan, which resulted in 11 of our 49 shares in Minera Li having been pledged as security for loans with BBL.

Maricunga Project

The Maricunga Project consists of approximately 1,888 hectares, and is located in the northeast section of the Salar de Maricunga, the second largest lithium-bearing salt brine deposit in Chile. It consists of Minera Li´s 60% controlling interest in SLM Litio 1-6 (1,438 hectares) and the Cocina Mining Concessions (450 hectares). As the properties are both undeveloped, at this stage there is no source of power or material plant and equipment located on the properties. Local infrastructure at the Salar de Maricunga includes National Highway 31 and an electrical power line running parallel to the highway.

In May 2012, we reported the completion of a technical report on SLM Litio 1-6 prepared by Donald H. Hains, Principal of Hains Technology and Associates. The technical report demonstrates that SLM Litio 1-6 has high grades of lithium and potassium and recommended the project to advance to the feasibility study stage. The report included the following conclusions and recommendations:

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

The Chilean government subsequently decided to invalidate the CEOL process due to an administrative error, as well as rescinding the CEOL Basis, which defined the regulations of the CEOL process. The Company submitted several appeals to the Chilean government requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. The appeals have been rejected by the Chilean government. In June 2014, Chile´s President and Minister of Mining signed a decree for the establishment of the National Lithium Commission, tasked with recommending a new state policy for the exploitation of lithium in Chile. The recommendation was issued in January 2015, following which the Chilean government is to consider working alongside lithium producers in the private sector to develop the country’s lithium reserves, increase production and secure the long term sustainability of Chile’s lithium industry. We believe this is a positive step forward in Minera Li´s continued efforts of seeking a permit to exploit lithium from SLM Litio 1-6.

While Minera Li´s current plan for the Maricunga Project is to exploit lithium and potash from both SLM Litio 1-6 and the Cocina Mining Concessions, if no permit for lithium exploitation is obtained for SLM Litio 1-6, Minera Li plans to produce lithium carbonate and potash from the Cocina Mining Concessions in conjunction with producing potash only from SLM Litio 1-6. The technical report shows that potassium resources are available in these properties. The majority of the past and current technical work performed on the project is applicable to the production of lithium and/or potassium. Potassium exploitation does not require special permits and it is exploitable via regular mining concessions, according to the CMC. Initial estimations suggest that a potash project is economically feasible. However, there can be no assurance that Minera Li will be able to obtain the permits necessary to exploit any minerals that it discovers in a timely manner or at all.

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

The Operations and Finance Committee has identified the short term goals to continue the program of exploration on the Maricunga Project as follows:

Stage 1 – Complete an updated technical report by March 2015 to include both SLM Litio 1-6 and the Cocina Mining Concessions. Works required include core drilling and pumping tests, monitoring well installations and geophysical, stratigraphic and topographic surveys.

Stage 2 – Complete a Prefeasibility Study (“PFS”).

Minera Li´s technical teams have developed a work program targeted to complete stage 1, with an estimated cost of $1.8 - $2million, of which Li3´s share will be approximately $0.9 - $1million. As part of the work program, data will be collected for the Environmental Impact Assessment Once the PFS is completed, Minera Li will carry out further works towards a feasibility study.

The timeline to complete this technical work on Maricunga will depend on the outcome of the ongoing developments on the legislation over the exploitation of lithium in Chile.

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

Results of Operations

Three months Ended December 31, 2014 Compared with Three months Ended December 31, 2013

Revenues

We had no revenues during the three months ended December 31, 2014 and 2013.

Exploration expenses

During the three months ended December 31, 2014 and 2013, we incurred exploration expenses of $-0- and $2,566, respectively. There have been no exploration expenses incurred by the Company following the sale of our controlling interest in Minera Li on January 27, 2014 which resulted in the deconsolidation of Minera Li from the consolidated accounts of the Company and the retained investment of 49% recorded as an equity method investment. The exploration expenses incurred during the three months ended December 31, 2013 related primarily to storage costs incurred by Minera Li.

Mineral rights impairment expense

During the three months ended December 31, 2013, we incurred impairment expense of $6,485,438 as a result of the Company executing the BBL Transaction in January 2014, under which BBL acquired 51% of Minera Li. The Company determined that the BBL Transaction provided additional evidence regarding the estimated fair value of SLM Litio 1-6 at December 31, 2013, and in accordance with ASC 855 - Subsequent Events, recognized the impairment charge to reduce the carry amount of the mineral rights to the estimated fair value. There was no mineral rights impairment expense incurred during the three months ended December 31, 2014.

Gain on sale of mineral rights

 On December 16, 2013, the Company sold certain mining concessions (“Amarillo Ocho” and “Amarillo Diez” mining concessions) located in Region III (Atacama region) of northern Chile to a third party for $120,000. The mining concessions were acquired by the Company in 2012 and total 400 hectares. The sales price was recognized as other income during the three months ended December 31, 2013.

Loss from Minera Li equity investment

During the three months ended December 31, 2014, we incurred a loss from equity method investments of $48,747, which reflects our share of the losses incurred by Minera Li for the period. There was no loss from equity method investments during the three months ended December 31, 2013 as the Company did not own any equity method investments until the deconsolidation of Minera Li in January 2014.

Gain on settlements, net

During the three months ended December 31, 2014 and 2013, we recorded a gain on settlement of $-0- and $24,574, respectively. The gain incurred during the three months ended December 31, 2013 was a result of settlement agreements entered into by the Company with respect to an aggregate of $208,500 of obligations, under which the Company issued an aggregate of 9,687,714 shares of the Company’s common stock, valued at $201,963.

General and administrative expenses

Our general and administrative expenses for the three months ended December 31, 2014 and 2013 consisted of the following:

	Three months ended	Three months ended	Increase
	December 31, 2014	December 31, 2013	(Decrease)
Rent	$8,154	$12,418	$(4,264)
Office expenses	902	4,442	(3,540)
Communications	8,214	8,482	(268)
Travel expenses	28,211	19,778	8,433
Legal fees	38,228	96,599	(58,371)
Accounting &finance fees	18,386	13,168	5,218
Audit fees	12,000	53,265	(41,265)
Other professional fees	20,097	57,079	(36,982)
Marketing & investor relations	28,402	22,062	6,340
Directors fees	55,000	54,999	1
Bank fees	1,834	1,174	660
Salaries & wages	135,472	149,039	(13,567)
Stock-based compensation	2,737	1,187	1,550
Depreciation & amortization	160	5,700	(5,540)
Other	(3,425)	3,181	(6,606)
	$354,372	$502,573	$(148,201)

We incurred general and administrative expenses of $354,372 for the three months ended December 31, 2014 compared to general and administrative expenses of $502,573 for the three months ended December 31, 2013. The decrease of $148,201 is mainly comprised of decreases in:

•	Legal fees of $58,371 mainly relating to non-recurring fees incurred in the prior period on the lawsuit against the minority shareholders of SLM Litio 1-6 ($39,376) and the CEOL appeal ($15,411);

•	Audit fees of $41,265 as a result of the reduced audit and review work required following the sale of the controlling interest in Minera Li;

•	Other professional fees of $36,982 mainly due to non-recurring professional fees incurred in the prior period with regard to Tom Currin retainer for consulting services ($10,000) and various consulting fees for Maricunga ($9,361) as well as reductions in filing fees ($7,381) and Directors &Officers insurance premium ($4,162) during the period; and

•	Salaries & wages of $13,567 due to the resignation of the Chile Manager in December 2013 ($27,600), offset by a bonus paid to the former VP ($14,000) during the three months ended December 31, 2014.

Other income (expense)

Other income for the three months ended December 31, 2014 and 2013 was $1,726,786 and $861,459, respectively, an increase of $865,327. The increase in other income is mainly a result of an increase in gain on change in fair value of warrant derivative liabilities of $494,592 and a decrease in net interest expense of $442,018.

A gain on debt extinguishment of $49,512 was recorded during the three months ended December 31, 2013, in relation to the extinguishment of the long-term debt payable to the Sellers of the Cocina Mining Concessions.

During the three months ended December 31, 2014 and 2013, we recorded gains of $1,767,270 and $1,272,678, respectively, on the change in fair value of derivative liability - warrant instruments. The change in fair value of our derivative warrant liability has no impact on our cash flows from operations and was primarily a result of our stock price decreasing during each of the three month periods.

During the three months ended December 31, 2014 and 2013, we recorded a loss on foreign currency transactions of $407 and a gain on foreign currency transactions of $21,364, respectively. The gain recorded during the three months ended December 31, 2013 is mainly related to translation of the 2013 Credit Facility received in Canadian dollars while the loss for the three months ended December 31, 2014 is in relation to our operations in Peru and Chile.

Net interest expense amounted to $40,077 and $482,095 during the three months ended December 31, 2014 and 2013, respectively, a decrease of $442,018. The decrease is mainly due to non-recurring interest in the prior period on the 2013 Credit Facility of $22,505and amortization of debt discount on (i) the zero-coupon convertible notes of $332,334, and (ii) the Asher Notes of $86,079, as well as amortization of deferred financing cost of long term debt of $7,648. These decreases have been offset by interest on the notes payable to BBL during the three months ended December 31, 2014.

Six months Ended December 31, 2014 Compared with Six months Ended December 31, 2013

Revenues

We had no revenues during the six months ended December 31, 2014 and 2013.

Exploration expenses

During the six months ended December 31, 2014 and 2013, we incurred exploration expenses of $-0- and $5,142, respectively. There have been no exploration expenses incurred by the Company following the sale of our controlling interest in Minera Li on January 27, 2014, which resulted in the deconsolidation of Minera Li from the consolidated accounts of the Company and the retained investment of 49% recorded as an equity method investment. The exploration expenses incurred during the six months ended December 31, 2013 related primarily to storage costs incurred by Minera Li.

Mineral rights impairment expense

During the six months ended December 31, 2013, we incurred impairment expense of $6,485,438 as a result of the Company executing the BBL Transaction in January 2014, under which BBL acquired 51% of Minera Li. The Company determined that the BBL Transaction provided additional evidence regarding the estimated fair value of SLM Litio 1-6 at December 31, 2013, and in accordance with ASC 855 - Subsequent Events, recognized the impairment charge to reduce the carry amount of the mineral rights to the estimated fair value. There was no mineral rights impairment expense incurred during the six months ended December 31, 2014.

Gain on sale of mineral rights

On December 16, 2013, the Company sold the Amarillo Ocho and Amarillo Diez mining concessions to a third party for $120,000. Such concessions were acquired by the Company in 2012, and the sales price was recognized as other income during the six months ended December 31, 2013.

Loss from Minera Li equity investment

During the six months ended December 31, 2014, we incurred a loss from equity method investments of $106,107, which reflects our share of the losses incurred by Minera Li for the period. There was no loss from equity method investments during the six months ended December 31, 2013 as the Company did not own any equity method investments until the deconsolidation of Minera Li in January 2014.

Debt modification expense

A debt modification expense of $300,000 was recorded during the six months ended December 31, 2013 as a result of deferring a payment due in July 2013 for acquisition of the Cocina Mining Concessions and as agreed on the extinguishment of the debt with the sellers of the Cocina Mining Concessions. There was no such expense incurred during the six months ended December 31, 2014.

Gain on settlements, net

During the six months ended December 31, 2014 and 2013, we recorded a gain on settlement of $-0- and $6,537, respectively. The gain incurred during the six months ended December 31, 2013 was a result of settlement agreements entered into by the Company with respect to an aggregate of $208,500 of obligations, under which the Company issued an aggregate of 9,687,714 shares of the Company’s common stock, valued at $201,963.

General and administrative expenses

Our general and administrative expenses for the six months ended December 31, 2014 and 2013 consisted of the following:

	Six months ended	Six months ended	Increase
	December 31, 2014	December 31, 2013	(Decrease)
Rent	$16,575	$24,904	$(8,329)
Office expenses	1,718	10,008	(8,290)
Communications	9,068	17,733	(8,665)
Travel expenses	57,563	30,946	26,617
Legal fees	79,449	375,025	(295,576)
Accounting &finance fees	30,016	42,680	(12,664)
Audit fees	28,455	88,265	(59,810)
Other professional fees	61,535	120,426	(58,891)
Marketing & investor relations	58,509	30,511	27,998
Directors fees	109,999	111,999	(2,000)
Bank fees	3,792	2,520	1,272
Salaries & wages	256,571	331,797	(75,226)
Stock-based compensation	6,947	1,908,258	(1,901,311)
Depreciation & amortization	322	11,565	(11,243)
Other	(3,425)	3,181	(6,606)
	$717,094	$3,109,818	$(2,392,724)

We incurred general and administrative expenses of $717,094 for the six months ended December 31, 2014 compared to general and administrative expenses of $3,109,818 for the six months ended December 31, 2013. The decrease of $2,392,724 is mainly comprised of decreases in:

•	Legal fees of $295,576 mainly relating to non-recurring fees incurred in the prior period on the potential Blue Wolf transaction ($221,718), the lawsuit against the minority shareholders of SLM Litio 1-6 ($56,793) and a potential transaction with a third party ($10,928);

•	Audit fees of $59,810as a result of the reduced audit and review work required following the sale of the controlling interest in Minera Li;

•	Other professional fees of $58,891 mainly due to non-recurring professional fees incurred in the prior period with regard to due diligence performed on potential transaction with a third party ($29,608), Tom Currin retainer ($25,000) and various consulting fees for Maricunga ($13,073), and a reduction in the Directors &Officers insurance premium ($8,323). These reductions have been partially offset by fees incurred in 2014 on exchange listing application ($10,491) and capex report prepared by PEC ($6,718);

•	Salaries & wages of $75,226 due to the resignation of the VP of operations in August 2013 ($11,155) and the resignation of the Chile Manager in December 2013 ($63,600); and

•	Stock-based compensation of $1,901,311 due to the reversal of the POSCAN anti-dilution provision of $1,881,302on the repayment of the Asher notes and reduced amortization of stock-based compensation of $20,009 as the stock units and options granted reach their vesting date.

Other income (expense)

Other income for the six months ended December 31, 2014 and 2013 was $1,404,240 and $1,877,902, respectively, a decrease of $473,662. The decrease in other income is mainly a result of a decrease in gain on change in fair value of warrant derivative liabilities of $1,214,866, partially offset by a decrease in net interest expense of $788,842.

A gain on debt extinguishment of $25,606 was recorded during the six months ended December 31, 2013. A gain on debt extinguishment of $49,512 was recorded in relation to the extinguishment of the long term debt payable to the Sellers of the Cocina Mining Concessions. This was partially offset by a loss on debt extinguishment of $23,906 recognized when the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes (the “Third Amendment Agreement”). Pursuant to the Third Amendment Agreement, the zero-coupon convertible notes’ maturity date was extended from September 28, 2013 to March 31, 2014, the aggregate principal amount thereof was increased from $1,880,000 to $2,000,000, and the conversion price was reduced from $0.095 to $0.02 per share.

During the six months ended December 31, 2014 and 2013, we recorded gains of $1,476,838 and $2,691,704, respectively, on the change in fair value of derivative liability - warrant instruments. The change in fair value of our derivative warrant liability has no impact on our cash flows from operations and was primarily a result of our stock price decreasing during each of the six-month periods.

During the six months ended December 31, 2014 and 2013, gains on foreign currency transactions amounted to $507 and $22,539, respectively, in relation to our operations in Peru and Chile. The gain recorded during the three months ended December 31, 2013 is mainly related to translation of the 2013 Credit Facility received in Canadian dollars while the gain for the three months ended December 31, 2014 is in relation to our operations in Peru and Chile.

Net interest expense amounted to $73,105 and $861,947 during the six months ended December 31, 2014 and 2013, respectively, a decrease of $788,842. The decrease is mainly due to non-recurring interest in the prior period from the zero-coupon convertible notes of $33,631, the 2013 Credit Facility of $33,411 and the sellers of the Cocina Mining Concessions of $26,942, and amortization of debt discount on the zero-coupon convertible notes of $521,020, on the Asher Notes of $153,130 and amortization of deferred financing cost of long term debt of $30,592. These decreases have been offset by interest on the notes payable to BBL during the six months ended December 31, 2014.

Liquidity and Capital Resources

We are primarily engaged in exploration and acquisition of new properties and do not generate income from operations currently. As of December 31, 2014, our only source of liquidity had been debt and equity financing.

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

In addition to the foregoing financing, BBL has committed to provide the Company with the BBL Credit Facility with a Maximum Amount of $1,800,000. The BBL Credit Facility will be available from May 2014 until March 31, 2015, and can be drawn down by the Company as follows: (i) $100,000 beginning in May 2014 and (ii) $200,000 every month thereafter, until the Maximum Amount is reached. Each drawdown must be repaid within 18 months of the drawdown date, at 8.5% interest per annum. The BBL Credit Facility is secured by a portion of the Company’s ownership interest in Minera Li. The proceeds of the BBL Credit Facility will be used for the working capital needs of the Company. Through December 31, 2014, BBL has loaned the Company $1,020,000. On February 5, 2015, we borrowed an additional $200,000 under the BBL Credit Facility.

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

Common Stock Subject to Rescission

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately six months when our registration statement contained financial information that was not current. During that period, 65,000 shares sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at December 31, 2014 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

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

Item 4. Controls and Procedures

Evaluation of disclosure of controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal quarter ended December 31, 2014, despite the fact Li3 Energy, Inc. is outside the Mine Act jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

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

Date: February 17, 2015	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Luis F. Saenz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luis Santillana
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

