Form 10-Q
period 2015-03-31
Li3 Energy, Inc.
filed 2015-05-15
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Yes ☐    No ☒

As of May 15, 2015, there were 474,559,182 shares of the registrant’s common stock outstanding.

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

All statements other than statements of historical facts included in this Report including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believes,”“expects,”“anticipates,”“intends,”“estimates,”“projects,”“target,”“goal,”“plans,”“objective,”“should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify appropriate corporate acquisition and/or joint venture opportunities in the lithium mining sector, our ability to establish technical and managerial infrastructure, our ability to raise the required capital to take advantage of and successfully participate in such opportunities, and future economic conditions, political stability and lithium prices. Descriptions of certain risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appear in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2014.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	June 30, 2014
Assets
Current assets:
Cash	$135,678	$38,490
Prepaid expenses and advances	20,961	35,781
Receivable from BBL for sale of controlling interest in Minera Li	996,851	-
Total current assets	1,153,490	74,271
Receivable from BBL for sale of controlling interest in Minera Li	-	994,017
Equity investment in Minera Li	7,391,639	7,572,425
Property and equipment, net	-	322
Total non-current assets	7,391,639	8,566,764
Total assets	$8,545,129	$8,641,035

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$247,152	$239,441
Accrued expenses	388,683	805,976
Accrued registration rights penalties	-	518,243
Common stock payable	497,553	291,116
Note payable	-	50,000
Convertible note payable	-	45,000
Current portion of notes payable to BBL	640,000	-
Current portion of derivative liabilities	52,545	142,017
Total current liabilities	1,825,933	2,091,793
Notes payable to BBL	580,000	240,000
Derivative liabilities	11,403	1,706,990
Total non-current liabilities	591,403	1,946,990
Total liabilities	2,417,336	4,038,783

Commitments and contingencies

Common stock subject to rescission, 65,000 shares issued and outstanding	3,041	3,041

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 445,657,855 and 435,006,181 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	445,658	435,006
Additional paid-in capital	71,356,912	70,610,958
Accumulated deficit	(65,677,818)	(66,446,753)
Total stockholders’ equity	6,124,752	4,599,211
Total liabilities and stockholders’ equity	$8,545,129	$8,641,035

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Operating income (expenses):
Exploration expenses	$-	$(42,098)	$-	$(47,240)
Mineral rights impairment expense	-	-	-	(6,485,438)
Gain on sale of mineral rights	-	-	-	120,000
Loss from Minera Li equity investment	(74,679)	(5,133)	(180,786)	(5,133)
Debt modification expense	-	-	-	(300,000)
Gain on settlements, net	-	1,530,285	-	1,536,822
General and administrative expenses	(337,446)	1,384,967	(1,054,540)	(1,724,851)
Total operating income (expenses)	(412,125)	2,868,021	(1,235,326)	(6,905,840)

Other income (expense):
Loss on sale of controlling interest in Minera Li	-	(47,815)	-	(47,815)
Gain (loss) on debt extinguishment	333,769	(45,594)	333,769	(19,988)
Change in fair value of derivative liability instruments	308,221	(2,569,137)	1,785,059	122,567
Gain on foreign currency transactions	929	30,141	1,436	52,680
Interest expense, net	(42,898)	(319,885)	(116,003)	(1,181,832)
Total other income (expense)	600,021	(2,952,290)	2,004,261	(1,074,388)

Net income (loss)	187,896	(84,269)	768,935	(7,980,228)
Net loss attributable to non-controlling interests	-	320	-	2,596,551
Net income (loss) attributable to Li3 Energy, Inc.	$187,896	$(83,949)	$768,935	$(5,383,677)

Net income (loss) per common share - basic	$0.00	$(0.00)	$0.00	$(0.01)
Net income (loss) per common share - diluted	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average number of common shares outstanding - basic	443,452,181	426,169,909	439,480,100	408,108,295
Weighted average number of common shares outstanding - diluted	444,252,181	426,169,909	440,280,100	408,108,295

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

From July 1, 2013 through March 31, 2015

(Unaudited)

			Additional		Non-	Total
	Common Stock		Paid-in	Deficit	Controlling	Stockholders’
	Shares	Par Value	Capital	Accumulated	Interest	Equity

Balance, July 1, 2013	395,497,453	$395,497	$69,327,269	$(62,613,739)	$4,322,154	$11,431,181

Stock-based compensation:
Amortization of stock-based compensation	-	-	38,207	-	-	38,207
Stock issued pursuant to vesting of restricted stock units	316,666	317	(317)	-	-	-

Beneficial conversion feature of convertible debt	-	-	700,000	-	-	700,000

Stock issued to settle liabilities:
Stock issued to directors and employees for services	13,054,919	13,055	245,276	-	-	258,331
Stock issued to third parties for services	3,620,802	3,621	76,724	-	-	80,345

Stock issued on conversion of debt	22,516,341	22,516	223,799	-	-	246,315

Deconsolidation of Maricunga on sale of controlling interest	-	-	-	-	(1,725,603)	(1,725,603)

Net loss	-	-	-	(3,833,014)	(2,596,551)	(6,429,565)

Balance, June 30, 2014	435,006,181	$435,006	$70,610,958	$(66,446,753)	$-	$4,599,211

Stock-based compensation:
Amortization of stock-based compensation	-	-	7,668	-	-	7,668

Stock issued to settle liabilities:
Stock issued to directors and employees for services	10,651,674	10,652	179,848	-	-	190,500

Gain on settlement of registration rights penalties	-	-	558,438	-	-	558,438

Net income	-	-	-	768,935	-	768,935

Balance, March 31, 2015	445,657,855	$445,658	$71,356,912	$(65,677,818)	$-	$6,124,752

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$768,935	$(7,980,228)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	322	13,415
Loss on write-off of fixed assets	-	4,786
Mineral rights impairment expense	-	6,485,438
Gain on sale of mineral rights	-	(120,000)
Loss from Minera Li equity investment	180,786	5,133
Loss on sale of controlling interest in Minera Li	-	47,815
Gain on settlements, net	-	(1,536,822)
Stock-based compensation	154,605	98,328
Gain on debt extinguishment	(333,769)	19,988
Change in fair value of derivative liabilities	(1,785,059)	(122,567)
Zero coupon interest accretion and amortization of debt discount on convertible notes	-	931,141
Amortization of deferred financing costs	-	30,592
Gain on foreign currency transactions	(1,436)	(52,680)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and advances	15,722	60,574
Increase in receivable from BBL for sale of controlling interest in Minera Li	(2,834)	-
Increase in accounts payable	8,028	45,393
Increase (decrease) in accrued expenses	111,888	428,557
Net cash used in operating activities	(882,812)	(1,641,137)

Cash flows from investing activities
Proceeds from sale of controlling interest in Minera Li	-	1,500,000
Deconsolidation of investments	-	(72)
Proceeds from sale of mining properties	-	60,000
Amounts recovered from minority shareholders	-	1,555,000
Net cash provided by investing activities	-	3,114,928

Cash flows from financing activities
Payments on zero coupon convertible debt	-	(1,930,000)
Proceeds from notes payable	-	1,088,605
Payments on notes payable	-	(524,776)
Proceeds from notes payable – BBL	980,000	-
Net cash provided by financing activities	980,000	(1,366,171)

Net increase in cash	97,188	107,620

Cash at beginning of the period	38,490	12,667

Cash at end of the period	$135,678	$120,287

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,649	$138,968
Non-cash investing and financing transactions:
Receivable in connection with sale of mineral rights	$-	$60,000
Reclassification of embedded derivative liabilities to additional paid-in capital for conversion of debt	$-	$229,390
Debt discount due to beneficial conversion feature	$-	$700,000
Debt discount due to warrant derivative liabilities issued with convertible debt	$-	$106,000
Payable for acquisition of Cocina Mineral Rights	$-	$4,300,000
Settlement of accrued liabilities through issuance of stock	$43,563	$289,677
Issuance of common stock on conversion of debt	$-	$135,000
Common stock payable to shareholders due to registration rights penalty settlement	$250,000	$-
Settlement of registration rights penalty and interest	$808,438	$-

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Notes to the Consolidated Financial Statements

For the quarterly period ended March 31, 2015

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

On January 27, 2014, the Company entered into a transaction with a third party, BBL SpA (“BBL”), subsequent to which BBL became the majority holder of Minera Li Energy SpA, the Company’s former wholly-owned subsidiary (“Minera Li”), holding 51% of the ownership interest. The Company retains a 49% ownership of Minera Li. Minera Li´s assets include its 60% ownership of SociedadesLegalesMineras Litio 1 a 6 de la Sierra Hoyada de Maricunga (“SLM Litio 1-6”), a group of six private companies (the “Maricunga Companies”), and the Cocina Mining Concessions (together with SLM Litio 1-6, the “Maricunga Project”).

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

c. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2015 and June 30, 2014. The Company has not experienced any losses on its deposits of cash and cash equivalents.

d. Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value . During the nine months ended March 31, 2015 and 2014, the Company recorded $-0- and $6,485,438, respectively, in mineral rights impairment charges.

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

The Company recognizes interest related to income tax matters in income tax expense and penalties related to income tax matters in general and administrative expenses. The Company did not include any uncertain income tax positions or accrued interest in its consolidated balance sheets at March 31, 2015 or June 30, 2014, and did not recognize any interest in its consolidated statements of operations during the nine months ended March 31, 2015 or 2014. At March 31, 2015 and June 30, 2014, the Company has recorded $160,000 and $160,000, respectively, of accrued penalties related to income tax matters.

i. Non-Controlling Interests

The Company is required to report its non-controlling interests as a separate component of equity. The Company is also required to present the consolidated net income or loss and the portion of the consolidated net income or loss allocable to the non-controlling interests and to the stockholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis. During the nine months ended March 31, 2015 and 2014, the Company recorded a net loss allocable to non-controlling interests of $-0- and $2,596,551, respectively. The non-controlling interests related to the 40% of the Maricunga Companies that were not owned by Minera Li. As a result of the BBL Transaction (see Note 4) during January 2014, BBL became the majority shareholder of Minera Li, with the Company retaining a 49% interest. The Company determined that it ceased to have voting and management control of Minera Li and therefore accounted for the sale of 51% of Minera Li by deconsolidating the subsidiary from its consolidated financial statements in accordance with FASB ASC 810 - Consolidation. The Company´s remaining 49% interest in Minera Li has been treated as an equity investment in accordance with FASB ASC 323 - Investments - Equity Method and Joint Ventures.

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

For the three and nine months ended March 31, 2015 and 2014, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Stock options	1,450,000	1,450,000
Restricted stock units	-	983,334
Stock warrants	98,590,015	169,500,963
Convertible debt	-	3,517,621
	100,040,015	175,451,918

	Nine Months Ended March 31,
	2015	2014
Stock options	1,450,000	1,450,000
Restricted stock units	-	983,334
Stock warrants	98,590,015	169,500,963
Convertible debt	-	3,517,621
	100,040,015	175,451,918

k. Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

l. Subsequent Events

The Company evaluated material events occurring between March 31, 2015 and the date when the consolidated financial statements were available to be issued for disclosure consideration.

NOTE 3. GOING CONCERN

As of March 31, 2015, the Company had no source of current revenue, a cash balance on hand of $135,678 and negative working capital of $672,443.

Pursuant to the terms of the BBL Transaction and the Shareholders Agreement (described in Note 4), the Company has access to the following sources of funding:

·	Li3 Energy will receive $1,000,000 upon completion of certain Maricunga Project milestones, or at the latest, on January 27, 2016.

·	BBL will provide the Company with a credit facility of $1,800,000 to provide Li3 Energy working capital (the “BBL Credit Facility”). The BBL Credit Facility allows the Company to draw $100,000 during May 2014, and $200,000 per month thereafter up to a maximum $1,800,000. The loans are secured by a portion of the Company’s ownership interest in Minera Li. Repayment of each drawdown is 18 months from the drawdown date, at 8.5% interest per annum. As of March 31, 2015, the Company has received $1,220,000 under the BBL Credit Facility.

·	BBL will finance Li3 Energy´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans will be due 24 months from receipt and interest will accrue at 12% per annum. Specific limits for these loans have not been established and will be negotiated in good faith between the Company and BBL.

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

NOTE 4. INVESTMENT IN MINERA LI

The Company´s equity investment at March 31, 2015 and June 30, 2014 relates to its 49% investment in Minera Li. The investment in Minera Li was consolidated prior to January 27, 2014. The activity of the investment for the period from July 1, 2014 to March 31, 2015 is as follows:

Balance, July 1, 2013	$-
Add: Fair value of investment in Minera Li recognized on January 27, 2014	7,679,014
Less: Equity in loss of Minera Li	(106,589)
Balance, June 30, 2014	$7,572,425
Less: Equity in loss of Minera Li	(180,786)
Balance, March 31, 2015	$7,391,639

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

Concurrent with the execution of the Agreement, the Company and BBL also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li (the “Shareholders Agreement”). Under the Shareholders Agreement, BBL will pay $1,000,000 (the “Additional Payment”) to the Company upon its completion of certain milestones relating to the permitting and development of the Maricunga Project and, in any event, no later than January 27, 2016. The Company recorded the present value of the Additional Payment receivable of $992,443 as receivable on sale of controlling interest in Minera Li in the consolidated balance sheets and will amortize interest income of $7,557 over the life of the receivable. The balance of the receivable from BBL for sale of controlling interest in Minera Li recorded in the consolidated balance sheets at March 31, 2015 and June 30, 2014 was $996,851 and $994,017, respectively. For the nine months ended March 31, 2015, $2,834 of interest income was recognized in our consolidated statement of operations relating to this.

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

Summarized Balance Sheet

	March 31, 2015	June 30, 2014
Current assets	$78,977	$174,613
Non-current assets	17,062,196	17,062,724
Total assets	$17,141,173	$17,237,337

Current liabilities	$330,591	$57,806
Equity	16,810,582	17,179,531
Total liabilities and equity	$17,141,173	$17,237,337

Summarized Statement of Operations

	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
Revenue	$-	$-
Operating expenses:
Exploration expenses	(18,791)	(756)
General & administrative expenses	(350,160)	(9,720)
Total operating expenses	(368,951)	(10,476)
Net loss	$(368,951)	$(10,476)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue	$-	$-
Operating expenses:
Exploration expenses	(3,305)	(756)
General & administrative expenses	(149,101)	(9,720)
Total operating expenses	(152,406)	(10,476)
Net loss	$(152,406)	$(10,476)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2015	June 30, 2014
Leasehold improvement and office equipment	$1,941	$1,941
Less: Accumulated depreciation	(1,941)	(1,619)
	$-	$322

Depreciation expense for the nine months ended March 31, 2015 and 2014 was $322 and $13,415, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

BBL

Following the BBL Transaction on January 27, 2014, BBL owns 51% of Minera Li with Li3 retaining a 49% ownership interest. BBL is a private Chilean corporation with an objective to advance a business in the production of lithium. BBL is controlled by a Chilean entrepreneur. The BBL Transaction is described in Note 4.

Pursuant to the Shareholders Agreement, BBL agreed to pay an additional payment of $1,000,000 to the Company upon the earlier of its completion of certain project milestones relating to the permitting and development of the Maricunga Project and January 27, 2016. The Company recorded the present value of the additional payment receivable of $992,443 as receivable on sale of controlling interest in Minera Li in the consolidated balance sheets, with interest income of $7,557 to be amortized over the life of the receivable. The balance of the receivable from BBL for sale of its controlling interest in Minera Li recorded in the consolidated balance sheets at March 31, 2015 and June 30, 2014 was $996,851 and $994,017, respectively. For the nine months ended March 31, 2015 and 2014, $2,834 and $1,574, respectively, of interest income was recognized in our consolidated statement of operations relating to this receivable.

The Company has entered into the following loan agreements with BBL:

Agreement Date	March 31,2015	June 30, 2014
May 27, 2014	$100,000	$100,000
June 20, 2014	140,000	140,000
July 23, 2014	200,000	-
August 27, 2014	200,000	-
October 21, 2014	200,000	-
November 25, 2014	180,000	-
February 3, 2015	200,000	-
Total	1,220,000	240,000
Current portion of notes payable to BBL	(640,000)	-
Notes payable to BBL	$580,000	$240,000

The total interest accrued on the loans from BBL as of March 31, 2015 and June 30, 2014 was $51,918 and $1,048, respectively. For the nine months ended March 31, 2015 and 2014, $50,870 and $0, respectively, of interest expense was recognized in our consolidated statement of operations.

The loans from BBL bear an interest rate of 8.5% per annum and are repayable within 18 months from the date of receipt. At March 31, 2015, 13of our 49 shares in Minera Li are guaranteed as security for the loans with BBL.

NOTE 7. NOTE PAYABLE

On June 5, 2008, the Company issued an unsecured promissory note to Milestone Enhanced Fund Ltd. (“Milestone”), bearing an interest rate of 8.25% per annum, in the amount of $50,000, due June 5, 2009. During the nine months ended March 31, 2015, the Company recorded a debt extinguishment of $77,290 relating to the extinguishment of the related note payable and interest obligations with Milestone pursuant to this unsecured promissory note.

NOTE 8. CONVERTIBLE NOTES PAYABLE

On April 30, 2009, the Company issued an unsecured Convertible Promissory Note (the “Convertible Note”) to Milestone, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due November 8, 2010. During the nine months ended March 31, 2015, the Company recorded a debt extinguishment of $66,879 relating to the extinguishment of the related convertible note payable and interest obligations with Milestone pursuant to this Convertible Note.

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

On January 8, 2014, the Company issued an unsecured Convertible Promissory Note to Asher (the “Third Asher Note”), bearing an interest rate of 8% per annum, in the amount of $53,000 with a Maturity Date of October 10, 2014.  The Company received the proceeds from the Third Asher Note on January 22, 2014, net of legal expenses of $3,000. The Company paid $68,022 on June 24, 2014 in settlement of principal ($53,000), interest outstanding ($1,722) and prepayment amount ($13,250) on the Second Asher Note.

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

Activity for derivative warrant instruments during the nine months ended March 31, 2015 was as follows:

		Decrease in
	Balance at	Fair Value of	Balance at
	June 30,	Derivative	March 31,
	2014	Liabilities	2015
2009 Unit Offering warrants	$1,499	$(1,499)	$-
First 2010 Unit Offering warrants	305,483	(305,483)	-
Second 2010 Unit Offering warrants	46,224	(34,287)	11,937
Third 2010 Unit Offering warrants	108,685	(86,492)	22,193
Incentive warrants	110,027	(91,613)	18,414
Lender warrants	41,372	(30,548)	10,824
Warrants for advisory services and arranger warrants	2,111	(1,531)	580
POSCAN warrants	1,233,606	(1,233,606)	-
	$1,849,007	$(1,785,059)	$63,948

There were no warrants exercised during the nine months ended March 31, 2015. On September 13, 2014, 38,095,300 of the POSCAN warrants issued on September 14, 2011 expired unexercised. During November and December 2014, 14,618,791 of the outstanding warrants issued pursuant to the 2009 unit offering expired unexercised.

Activity for derivative warrant instruments during the nine months ended March 31, 2014 was as follows:

		Decrease in
	Balance at	Fair Value of	Balance at
	June 30,	Derivative	March 31,
	2013	Liabilities	2014
2009 Unit Offering warrants	$314,835	$(166,559)	$148,276
First 2010 Unit Offering warrants	361,632	133,205	494,837
Second 2010 Unit Offering warrants	54,411	15,285	69,696
Third 2010 Unit Offering warrants	129,379	27,584	156,963
Incentive warrants	148,289	63,151	211,439
2011 Unit Offering warrants	190,100	(190,100)	-
Lender warrants	52,929	10,342	63,271
Warrants for advisory services and arranger warrants	10,933	(7,734)	3,199
POSCAN warrants	2,522,794	(61,258)	2,461,536
	$3,785,302	$(176,084)	$3,609,218

There were no warrants exercised during the nine months ended March 31, 2014.

The following is a summary of the assumptions used in the modified lattice valuation model as of March 31, 2015 and 2014, respectively:

	Valuation as of
	March 31,
	2015	2014
Common stock issuable upon exercise of warrants	98,590,015	169,500,963
Market value of common stock on measurement date (1)	$0.0129	$0.0277
Adjusted exercise price	$0.04-$0.28	$0.04-$0.29
Risk free interest rate (2)	0.14%-0.26%	0.07%-0.44%
Warrant lives in years	0.19-1.09	0.0 – 2.0
Expected volatility (3)	167%-197	211%-307%
Expected dividend yields (4)	None	None
Assumed stock offerings per year over next two years (5)	1	1
Probability of stock offering in any year over next two years (6)	100%	100%
Range of percentage of existing shares offered (7)	22%-24%	15% - 27%
Offering price range (8)	$0.02 - $0.03	$0.03 - $0.05

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 0.5 or 1 - year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next two years.

(6)	Management estimates that the probability of a stock offering is 100% during the next two years.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 22% and 24% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

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

The Company determined the fair values of the embedded derivatives on the grant dates using the Black-Scholes option pricing model with the following assumptions:

·	First Asher Note - stock price on the measurement date of $0.04 per share, term of 0.76 years, expected volatility of 156%, and a discount rate of 0.15%.

·	Second Asher Note - stock price on the measurement date of $0.028 per share, term of 0.76 years, expected volatility of 156%, and a discount rate of 0.11%.

·	Third Asher Note - stock price on the measurement date of $0.0085 per share, term of 0.76 years, expected volatility of 223%, and a discount rate of 0.13%.

Activity for embedded derivative instruments during the nine months ended March 31, 2014 was as follows:

		Initial Valuation		Fair Value of
		of Embedded	Increase	Derivative	Fair Value of
		Derivative	(Decrease) in	Liabilities	Derivative
	Balance at	Instruments	Fair Value of	on Conversion	Liabilities	Balance at
	June 30,	Issued During	Derivative	of Debt to	on Repayment	March 31,
	2013	the Period	Liabilities	Common Stock	of Debt	2014
First Asher Note	$204,547	$-	$(35,382)	$(148,539)	$(20,626)	$-
Second Asher Note	-	109,046	(48,821)	-	(60,225)	-
Third Asher Note	-	141,549	(6,875)	-	-	134,674
	$204,547	$250,595	$(91,077)	$(148,539)	$(80,851)	$134,674

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

On September 23, 2014, the Company issued an aggregate of 2,474,748 shares of our common stock to its non-employee directors as consideration in lieu of $49,000 of directors’ fees accrued during the year ended June 30, 2014. The Company’s stock price on the issuance date was $0.0185 per share.

Also on September 23, 2014, the Company issued an aggregate of 286,872 shares in lieu of $6,250 in salary to its CEO and 206,343 shares in lieu of $4,625 in salary to its CFO. The issuances related to salary expenses for August and September 2014. The Company’s stock price on the issuance date was $0.0185 per share.

On November 14, 2014, the Company issued 148,157 shares of common stock to its CEO in lieu of $3,125 in salary, 106,567 shares of common stock to its CFO in lieu of $2,313 in salary and 2,058,824 shares of common stock to its non-employee directors as consideration in lieu of $49,000 of directors’ fees. The Company’s stock price on the issuance date was $0.0105 per share. The number of shares issued was determined based on the average price of the common stock 30 days prior to and including the due date for such fees.

On February 10, 2015, the Company issued 664,887 shares of common stock to its CEO in lieu of $9,375 in salary, 478,243 shares of common stock to its CFO in lieu of $6,938 in salary and 3,576,642 shares of common stock to its non-employee directors as consideration in lieu of $49,000 of directors’ fees. The Company’s stock price on the issuance date was $0.0145 per share. The number of shares issued was determined based on the average price of the common stock 30 days prior to and including the due date for such fees.

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

However, during the year ended June 30, 2014, the Company issued 22,516,341 shares of common stock to Asher Enterprises, Inc. on the conversion of $135,000 of debt. Pursuant to the Additional Agreement, the Company estimates it is required to issue an additional 21,672,591 shares to POSCAN with an estimated value of $236,678, which is recorded as common stock payable in the consolidated balance sheets at March 31, 2015 and June 30, 2014.

At March 31, 2015, the Company has recorded common stock payable of $10,875 in relation to 412,058 shares of our common stock issuable our CEO in lieu of $6,250 in salary and 304,923 shares of common stock issuable to our CFO in lieu of $4,625 in salary. The shares were issued on April 15, 2015.

At March 31, 2015, the Company has recorded common stock payable of $250,000 in relation to 14,970,060 shares of our common stock to be issued in settlement of certain registration rights penalties. The shares were issued on April 14, 2015.

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

Pursuant to a registration rights agreement for the 2011 Offering, the Company agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the G Warrants under the Securities Act of 1933, as amended, and to use its best efforts to cause such registration statement to become effective within 150 days after the filing date, all at the Company’s own expense. Pursuant to the registration rights agreement, in the event the Company does not meet these deadlines, the Company agreed to pay the investors monetary penalties of 2% of their investment per month until such failures are cured. In accordance with the registration rights agreement, the Company recorded $518,243 of monetary penalties plus accrued interest (recorded in accrued expenses), calculated at 18% per annum for registration rights penalties considered past due.

Pursuant to the registration rights agreement, any amendment, modification or supplement, and waivers or consents to departures from the provisions of the registration rights agreement are required to be in writing and signed by the Company and the holders of 67% or more of the then outstanding shares issued in the 2011 Offering. On September 23, 2014, the Company´s Board of Directors determined to issue shares of common stock in lieu of cash, in an amount up to $250,000 in aggregate, in order to fully settle the monetary registration rights penalties (the “Registration Damages Settlement”). The Registration Damages Settlement would be memorialized in separate agreements entered into by the Company with purchasers in the 2011 Offering (the “Registration Damages Settlement Agreements”). Under the Registration Damages Settlement Agreements, the number of shares to be issued to purchasers of shares issued in the 2011 Offering (“the 2011 PPO Purchasers”) was to be calculated based on the volume weighted average price of the Company´s common stock for the thirty days prior to, and including, the date upon which the Company obtains written approval for the Registration Damages Settlement from shareholders representing 67% or more of the 2011 PPO Purchasers. On March 11, 2015, the Company received signed Registration Damages Settlement Agreements from shareholders representing 67% of the 2011 PPO Purchasers and calculated that 14,970,060 shares valued at $250,000 were to be issued in settlement of the registration rights penalties. At March 31, 2015, the Company has recorded common stock payable of $250,000 and has recognized the difference of $558,438 between the settlement amount of $250,000 and accrued registration rights penalty of $518,243 and accrued interest of $290,195 as additional paid-in capital. The shares were issued on April 14, 2015.

Restricted Stock Units

During December 2011, the Company entered into a one-year employment agreement with a new Vice President of Finance (now called the Chief Financial Officer, the “CFO”) which originally was to begin on January 1, 2012 (amended to March 1, 2012). Pursuant to the agreement, the CFO was granted 250,000 restricted stock units under its 2009 Plan which will vest over 3 years. The value of the issuable shares was determined based on the $0.13 closing price of the common stock on the measurement date, and totaled $34,500. The Company will record stock compensation expense for these restricted stock units over the 3-year service period which began on March 1, 2012. During the nine months ended March 31, 2015 and 2014, the Company recorded $2,482 and $6,678, respectively, of stock-based compensation in connection with this agreement. As of March 31, 2015, all of the restricted stock units have vested.

The Company has committed to grant Restricted Stock Units with respect to an aggregate of 800,000 shares to members of its Board of Directors. Such restricted stock units shall vest over a period of three years starting from the later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities. However, the Company does not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. The Company recorded compensation expense of $5,185 and $12,416 during the nine months ended March 31, 2015 and 2014, respectively.

Stock Option Awards

A summary of stock option activity is presented in the table below:

Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2014	1,450,000	$0.22	2.03	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at March 31, 2015	1,450,000	$0.22	1.28	$-
Exercisable at March 31, 2015	1,450,000	$0.22	1.28	$-

During the nine months ended March 31, 2015 and 2014, the Company recognized stock-based compensation expense of $-0- and $3,593, respectively, related to stock options.

Warrants

Summary information regarding common stock warrants outstanding is as follows:

		Weighted- average
	Number of	Exercise
	Warrants	Price
Outstanding at June 30, 2014	155,635,919	$0.17
Issued	-
Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	668,187	0.16
Expired	(57,714,091)	0.18
Outstanding at March 31, 2015	98,590,015	$0.16

Warrants outstanding as of March 31, 2015 are as follows:

		Outstanding		Exercisable
	Exercise	Number	Remaining	Number
Issuance Date	Price	of Shares	Life	of Shares
June 9, 2010 - September 13, 2010	$0.20	15,761,450	0.2 – 0.5 years	15,761,450
June 9, 2010 - July 13, 2010	$0.13	808,869	0.2 – 0.3 years	808,869
November 8-15, 2010	$0.04	1,795,006	0.6 years	1,795,006
December 9, 2010 - March 24, 2011	$0.11	6,494,080	0.7 – 0.9 years	6,494,080
March 24, 2011	$0.26	7,274,722	1.0 years	7,274,722
May 2, 2011	$0.25	1,500,000	1.1 years	1,500,000
May 2, 2011	$0.22	75,000	1.1 years	75,000
August 17, 2012	$0.15	62,499,938	0.4 years	62,499,938
August 17, 2012	$0.21	2,380,950	2.4 years	2,380,950
		98,590,015		98,590,015

The warrants outstanding at March 31, 2015 had no intrinsic value.

During the nine months ended March 31, 2015, 57,714,091 warrants expired unexercised.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value
Derivative liabilities – warrant instruments:
As of March 31, 2015	$-	$-	$63,948	$63,948
As of June 30, 2014	$-	$-	$1,849,007	$1,849,007

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Nine Months Ended March 31,
	2015	2014
Beginning balance as of June 30	$1,849,007	$3,989,849
Change in fair value	290,432	(1,419,026)
Additions	-	53,000
Balance as of September 30	$2,139,439	$2,623,823
Change in fair value	(1,767,270)	(1,272,678)
Fair value of embedded derivative liability reclassified to equity upon conversion of debt to common stock	-	(87,098)
Balance as of December 31	$372,169	$1,264,047
Change in fair value	(308,221)	2,569,137
Additions	-	53,000
Fair value of embedded derivative liability reclassified to equity upon conversion of debt to common stock and repayment of debt	-	(142,292)
Ending balance as of March 31	$63,948	$3,743,892

Change in unrealized gains (losses) included in earnings for the three months ended March 31, 2015 and 2014	$308,221	$(2,569,137)
Change in realized gains included in earnings for the three months ended March 31, 2015 and 2014	$-	$142,292
Change in unrealized gains included in earnings for the nine months ended March 31, 2015 and 2014	$1,785,059	$122,567
Change in realized gains included in earnings for the nine months ended March 31, 2015 and 2014	$-	$229,390

NOTE 12.  EARNINGS PER SHARE

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS for the three months and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS	$187,896	443,452,181	$0.00	$(83,949)	426,169,909	$(0.00)
Dilutive effect of restricted stock and restricted stock units	173	800,000	-	-	-	-
Diluted EPS	$188,069	444,252,181	$0.00	$(83,949)	426,169,909	$(0.00)

	Nine Months Ended March 31, 2015			Nine Months Ended March 31, 2014
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS	$768,935	439,480,100	$0.00	$(5,383,677)	408,108,295	$(0.01)
Dilutive effect of restricted stock and restricted stock units	5,186	800,000	-	-	-	-
Diluted EPS	$774,121	440,280,100	$0.00	$(5,383,677)	408,108,295	$(0.01)

NOTE 13. SUBSEQUENT EVENTS

On April 8, 2015, the Company entered into Amendment No. 1 (the “Saenz Amendment”) to the Employee Services Agreement with its CEO, dated as of August 24, 2011. Pursuant to the Saenz Amendment, the CEO´s term will terminate on December 31, 2015 unless the parties agree in writing to extend the term prior to that date. The CEOshall be paid a base salary of $125,000 per annum for the period April 1, 2015 to June 30, 2015 (reduced from $250,000 per annum) and a base salary of $62,500 per annum for the period July 1, 2015 to December 31, 2015. The Saenz Amendment also imposes payments and conditions related to certain corporate events. In consideration of the Saenz Amendment, the Company agreed to issue the CEO 8,928,571 shares of common stock of the Company. The shares were issued on April 9, 2015.

Also on April 8, 2015, the Company entered into Amendment No. 1 (the “Santillana Amendment”) to the Employee Services Agreement with its CFO, dated as of December 1, 2011 (as amended on April 10, 2012). Pursuant to the Santillana Amendment, the CFO´s term will terminate on December 31, 2015 unless the parties agree in writing to extend the term prior to that date. The CFO shall be paid a base salary of $92,500 per annum for the period April 1, 2015 to June 30, 2015 (reduced from $185,000 per annum) and a base salary of $46,250 per annum for the period July 1, 2015 to December 31, 2015. The Santillana Amendment also imposes payments and conditions related to certain corporate events. In consideration of the Santillana Amendment, the Company agreed to issue the CFO 4,285,715 shares of common stock of the Company. The shares were issued on April 9, 2015.

On April 14, 2015, the Company issued 14,970,060 shares valued at $250,000 in settlement of registration rights penalties which were recorded as common stock payable at March 31, 2015 (see note 10).

On April 15, 2015, the Company issued 412,058 shares of common stock to its CEO in lieu of $6,250 in salary and 304,923 shares of common stock to its CFO in lieu of $4,625 in salary, which were recorded as common stock payable at March 31, 2015 (see note 10).

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

As of March 31, 2015, Minera Li owned (a) a 60% interest in SLM Litio 1-6, which consists of mining concessions covering an area of approximately 1,438 hectares in the Salar de Maricunga in northern Chile; and (b) the Cocina Mining Concessions, covering 450 hectares located adjacent to SLM Litio 1-6.

The Company is currently evaluating additional exploration and production opportunities.

Going Concern

As of March 31, 2015, the Company had no source of current revenue, a cash balance on hand of $135,678 and negative working capital of $672,443.

Pursuant to the terms of the BBL Transaction and the Shareholders Agreement with BBL, the Company has access to the following sources of funding:

·	Li3 Energy will receive $1,000,000 upon completion of certain Maricunga Project milestones, or at the latest, on January 27, 2016.

·	BBL will provide the Company with a credit facility of $1,800,000 to provide Li3 Energy working capital (the “BBL Credit Facility”). The BBL Credit Facility allows the Company to draw $100,000 during May 2014, and $200,000 per month thereafter, until the maximum $1,800,000 (the “Maximum Amount”) is reached. The loans are secured by a portion of the Company’s ownership interest in Minera Li. Repayment of each drawdown will be 18 months from the drawdown date, at 8.5% interest per annum. As of March 31, 2015, the Company has received $1,220,000 under the BBL Credit Facility.

·	BBL will finance Li3 Energy´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans will be due 24 months from receipt and interest will accrue at 12% per annum. Specific limits for these loans have not been established and will be negotiated in good faith between the Company and BBL.

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

On July 23, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company an additional $200,000, of which $199,210 was received on August 4, 2014, net of local taxes and fees of $790. On August 27, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $200,000, of which $199,275 was received on September 10, 2014, net of local taxes and fees of $725. On October 21, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $200,000, of which $199,247 was received on October 23, 2014, net of local taxes and fees of $753. On November 25, 2014, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $180,000, of which $179,190 was received on December 10, 2014, net of local taxes and fees of $810. On February 3, 2015, the Company entered into a loan agreement with BBL pursuant to which BBL agreed to lend the Company $200,000, of which $199,210 was received on February 5, 2015, net of local taxes and fees of $790.

At March 31, 2015 and June 30, 2014, the Company owed BBL $1,220,000 and $240,000, respectively, which are recorded as notes payable (current liabilities of $640,000 and non-current liabilities of $580,000) in the consolidated balance sheets. The total interest accrued on the loans from BBL as of March 31, 2015 and June 30, 2014 was $51,918 and $1,048, respectively. For the nine months ended March 31, 2015 and 2014, $50,870 and $0, respectively, of interest expense was recognized in our consolidated statement of operations.

The loans from BBL bear an interest rate of 8.5% per annum and are repayable within 18 months from the date of receipt. As at March 31, 2015, 13 of our 49 shares in Minera Li are guaranteed as security for the loans with BBL.

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

The Board of Directors of Minera Li (the “Minera Li Board”) consists of four representatives from BBL and three representatives from Li3. On March 24, 2014, the Minera Li Board formed an Operations and Finance Committee which oversees: (i) the technical work required to advance the Maricunga Project and (ii) the financial aspects of Minera Li.

The Operations and Finance Committee has identified the short term goals to continue the program of exploration on the Maricunga Project as follows:

Stage 1 – Complete an updated technical report in 2015 to include both SLM Litio 1-6 and the Cocina Mining Concessions. Works required include core drilling and pumping tests, monitoring well installations and geophysical, stratigraphic and topographic surveys.

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

Results of Operations

Three months Ended March 31, 2015Compared with Three months Ended March 31, 2014

Revenues

We had no revenues during the three months ended March 31, 2015 and 2014.

Exploration expenses

During the three months ended March 31, 2015 and 2014, we incurred exploration expenses of $0 and $42,098, respectively.

Loss from Minera Li equity investment

During the three months ended March 31, 2015 and 2014, we incurred a loss from equity method investments of $74,679 and $5,133, respectively, which reflects our share of the losses incurred by Minera Li for each period.

Gain on settlements, net

During the three months ended March 31, 2015 and 2014, we recorded a gain on settlement of $-0- and $1,530,285, respectively. The gain incurred during the three months ended March 31, 2014 was a result of the receipt of $1,555,000 in settlement of lawsuits between the Company and the SLM Litio 1-6 Minority Shareholders, offset by settlement agreements entered into by the Company with respect to an aggregate of $62,998 of obligations, under which the Company issued an aggregate of 5,043,562 shares of the Company’s common stock.

General and administrative expenses

Our general and administrative expenses for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three Months Ended	Three Months Ended	Increase
	March 31, 2015	March 31, 2014	(Decrease)
Rent	$7,166	$7,809	$(693)
Office expenses	2,517	2,410	107
Communications	5,210	5,611	(401)
Travel expenses	16,978	29,325	(12,347)
Legal fees	30,822	53,429	(22,607)
Accounting &finance fees	21,932	21,215	717
Audit fees	9,400	25748	(16,348)
Other professional fees	57,111	33,020	24,091
Marketing & investor relations	13,849	29,531	(15,682)
Directors fees	48,959	54,999	(6,040)
Bank fees	1,182	1,660	(478)
Salaries & wages	121,649	118,822	2,827
Stock-based compensation	721	(1,809,930)	1,810,651
Depreciation & amortization	-	1,850	(1,850)
Penalties	-	40,000	(40,000)
Other	-	(466)	466
	$337,446	$(1,384,967)	$1,722,413

We incurred general and administrative expenses of $337,446 for the three months ended March 31, 2015 compared to negativegeneral and administrative expenses of $1,384,967 for the three months ended March 31, 2014. The increase of $1,722,413 is mainly due to the stock-based compensation of $1,809,930 for the three months ended March 31, 2014 as a result of the reversal of an accrual pursuant to the POSCAN anti-dilution provision set out in the Additional Agreement with POSCAN following the repayment of the First and Second Asher Notes. This has been offset by decreases in various expenses including:

•	Legal fees of $22,607 mainly relating to non-recurring fees incurred in the prior period on the BBL transaction ($10,108), closure of Cayman Islands entity ($4,014), closure of Peru entity ($3,518) and legal fees relating to the Asher Notes ($3,000);

•	Audit fees of $16,348 as a result of the reduced audit and review work required following the sale of the controlling interest in Minera Li;

•	Marketing and investor relations of $15,682 due to reduced use of marketing consultants; and

•	Penalties of $40,000 due to a one-time increase in accrual of tax penalties in the prior period for late filing of Form 5471.

Other professional fees increased by $24,091 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 mainly due to OTCQB registration and annual fees ($12,500) and consulting fees for review of a potential transaction with a third party ($10,350).

Other income (expense)

Other income for the three months ended March 31, 2015 was $600,021 compared to a loss of $2,952,290 for the three months ended March 31, 2014. The increase in other income is mainly a result of a gain on debt extinguishment of $333,769 incurred during the three months ended March 31, 2015 compared to a loss on debt extinguishment of $45,594 incurred during the three months ended March 31, 2014, a gain on change in fair value of warrant derivative liabilities of $308,221 recorded during the three months ended March 31, 2015 compared to a loss of $2,569,137 during the three months ended March 31, 2014, and a decrease in net interest expense of $276,987.

A loss on sale of controlling interest in Minera Li of $47,815 was incurred during the three months ended March 31, 2014 in relation to the sale of 51% of Minera Li. The loss reflects the difference between the gross proceeds received of $11,897,060 and the net assets of Minera Li on the date of the sale of $11,944,875.

A gain on debt extinguishment of $333,769 was recorded during the three months ended March 31, 2015 in relation to the write-off of loans from Milestone of $95,000, accrued interest of $49,169 and the write-off of certain accrued liabilities. A loss on debt extinguishment of $45,594 was recorded during the three months ended March 31, 2014 in relation to the settlement of the zero-coupon convertible notes as a result of the unamortized issue discount and beneficial conversion feature.

During the three months ended March 31, 2015, we recorded a gain of $308,221 on the change in fair value of derivative liability - warrant instruments, compared to a loss of $2,569,137during the three months ended March 31, 2014. The change in fair value of our derivative warrant liability has no impact on our cash flows from operations and was primarily a result of our stock price decreasing during the three months ended March 31, 2015 compared to an increase in our stock price during the three months ended March 31, 2014.

During the three months ended March 31, 2015 and 2014, we recorded a loss on foreign currency transactions of $929 and $30,141, respectively. The activity during both periods was related to our operations in Chile and Peru. The loss for the three months ended March 31, 2014 was significantly higher than the loss for the three months ended March 31, 2015 due to the translation of loan funds received in Canadian Dollars during that period.

Net interest expense amounted to $42,898 and $319,885 during the three months ended March 31, 2015 and 2014, respectively, a decrease of $276,987. The decrease is mainly due to non-recurring interest in the prior period on the 2013 Credit Facility of $21,023 and the Asher Notes of $15,277, reduced interest on registration rights penalties of $7,775, and a reduction in amortization of debt discount on (i) the zero-coupon convertible notes of $209,516, and (ii) the Asher Notes of $47,474. These decreases have been offset by interest on the notes payable to BBL of $26,395 during the three months ended March 31, 2015.

Nine months ended March 31, 2015 Compared with Nine months ended March 31, 2014

Revenues

We had no revenues during the nine months ended March 31, 2015 and 2014.

Exploration expenses

During the nine months ended March 31, 2015 and 2014, we incurred exploration expenses of $0 and $47,240, respectively.

Mineral rights impairment expense

During the nine months ended March 31, 2014, we incurred impairment expense of $6,485,438 as a result of the Company executing the BBL Transaction in January 2014, under which BBL acquired 51% of Minera Li. The Company determined that the BBL Transaction provided additional evidence regarding the estimated fair value of SLM Litio 1-6 at December 31, 2013, and in accordance with ASC 855 - Subsequent Events, recognized the impairment charge to reduce the carry amount of the mineral rights to the estimated fair value. There was no mineral rights impairment expense incurred during the nine months ended March 31, 2015.

Gain on sale of mineral rights

On December 16, 2013, the Company sold the Amarillo Ocho and Amarillo Diez mining concessions to a third party for $120,000. Such concessions were acquired by the Company in 2012, and the sales price was recognized as other income during the nine months ended March 31, 2014.

Loss from Minera Li equity investment

During the nine months ended March 31, 2015 and 2014, we incurred a loss from equity method investments of $180,786, and $5,133, respectively, which reflects our share of the losses incurred by Minera Li for each period.

Debt modification expense

A debt modification expense of $300,000 was recorded during the nine months ended March 31, 2014 as a result of deferring a payment due in July 2013 for acquisition of the Cocina Mining Concessions and as agreed on the extinguishment of the debt with the sellers of the Cocina Mining Concessions. There was no such expense incurred during the nine months ended March 31, 2015.

Gain on settlements, net

During the nine months ended March 31, 2015 and 2014, we recorded a gain on settlement of $-0- and $1,536,822, respectively. The gain incurred during the nine months ended March 31, 2014 is a result of the receipt of $1,555,000 in settlement of lawsuits between the Company and the SLM Litio 1-6 Minority Shareholders, offset by settlement agreements entered into by the Company with respect to an aggregate of $271,498 of obligations, under which the Company issued an aggregate of 14,731,276 shares of the Company’s common stock..

General and administrative expenses

Our general and administrative expenses for the nine months ended March 31, 2015 and 2014 consisted of the following:

	Nine Months Ended	Nine Months Ended	Increase
	March 31, 2015	March 31, 2014	(Decrease)
Rent	$23,691	$32,713	$(9,022)
Office expenses	4,235	12,418	(8,183)
Communications	14,278	23,344	(9,066)
Travel expenses	74,541	60,271	14,270
Legal fees	110,271	428,454	(318,183)
Accounting &finance fees	51,948	63,895	(11,947)
Audit fees	37,855	114,013	(76,158)
Other professional fees	118,646	153,446	(34,800)
Marketing & investor relations	72,358	60,042	12,316
Directors fees	158,958	166,998	(8,040)
Bank fees	4,974	4,180	794
Salaries & wages	378,220	450,619	(72,399)
Stock-based compensation	7,668	98,328	(90,660)
Depreciation & amortization	322	13,415	(13,093)
Penalties	-	40,000	(40,000)
Other	(3,425)	2,715	(6,140)
	$1,054,540	$1,724,851	$(670,311)

We incurred general and administrative expenses of $1,054,540 for the nine months ended March 31, 2015 compared to general and administrative expenses of $1,724,851 for the nine months ended March 31, 2014. The decrease of $670,311 is mainly comprised of decreases in:

•	Legal fees of $318,183 mainly relating to non-recurring fees incurred in the prior period on the potential Blue Wolf transaction ($221,718), the lawsuit against the minority shareholders of SLM Litio 1-6 ($66,901), a potential transaction with a third party ($10,928) and Argentinean corporate matters, consisting of provision of company director services and general advice ($10,088);

•	Audit fees of $76,158 as a result of the reduced audit and review work required following the sale of the controlling interest in Minera Li;

•	Other professional fees of $34,800 mainly due to non-recurring professional fees incurred in the prior period with regard to due diligence performed on potential transaction with a third party ($29,608), Tom Currin retainer ($25,000), various consulting fees for Maricunga ($21,222), and a reduction in the Directors &Officers insurance premium ($9,136). These reductions have been offset by fees incurred during the current period on exchange listing application ($10,491), OTCQB registration and annual fee ($12,500), due diligence performed on potential transaction with a third party ($17,700) and capital expenditure report prepared by PEC ($6,718);

•	Salaries & wages of $72,399 due to the resignation of the Marketing VP in August 2013 ($11,214) and the resignation of the Chile Manager in December 2013 ($63,600);

•	Stock-based compensation of $90,660 due to the reversal of the POSCAN anti-dilution provision of $65,024 on the repayment of the Asher Notes and reduced amortization of stock-based compensation of $25,636 as the stock units and options granted reach their vesting date; and

•	Penalties of $40,000 due to one-off increase in accrual of tax penalties in the prior period.

Other income (expense)

Other income for the nine months ended March 31, 2015 was $2,004,261 compared to other expense of $1,074,388 for the nine months ended March 31, 2014. The increase in other income is mainly a result of a gain on debt extinguishment of $333,769 incurred during the nine months ended March 31, 2015 compared to a loss on debt extinguishment of $19,988 incurred during the nine months ended March 31, 2014, an increase in gain on change in fair value of warrant derivative liabilities of $1,662,492and a decrease in net interest expense of $1,065,829.

A loss on sale of investments of $47,815 was incurred during the nine months ended March 31, 2014 in relation to the sale of 51% of Minera Li. The loss reflects the difference between the gross proceeds received of $11,897,060 and the net assets of Minera Li on the date of the sale of $11,944,875.

A gain on debt extinguishment of $333,769 was recorded during the nine months ended March 31, 2015 in relation to the write-off of loans from Milestone of $95,000, accrued interest of $49,169, and the write-off of certain accrued liabilities. We recognized a loss on debt extinguishment of $19,988 for the nine months ended March 31, 2014. A loss on debt extinguishment of $23,906 was recognized when the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes whereby the terms of the notes were extended and the conversion price was reduced from $0.095 to $0.02 per share, and a loss on debt extinguishment of $45,594 was recorded in relation to the settlement of the zero-coupon convertible notes. This loss was partially offset by a gain of $49,512 recorded in relation to the extinguishment of the long term debt payable to the Sellers of the Cocina Mining Concessions.

During the nine months ended March 31, 2015 and 2014, we recorded gains of $1,785,059 and $122,567, respectively, on the change in fair value of derivative liability - warrant instruments. The change in fair value of our derivative warrant liability has no impact on our cash flows from operations and was primarily a result of our stock price decreasing during each of the nine-month periods.

During the nine months ended March 31, 2015 and 2014, gains on foreign currency transactions amounted to $1,436 and $52,680, respectively, in relation to our operations in Peru and Chile.The loss for the nine months ended March 31, 2014 was significantly higher than the loss for the nine months ended March 31, 2015 due to the translation of loan funds received in Canadian Dollars during that period.

Net interest expense amounted to $116,003 and $1,181,832 during the nine months ended March 31, 2015 and 2014, respectively, a decrease of $1,065,829. The decrease is mainly due to non-recurring interest in the prior period from the zero-coupon convertible notes of $33,631, the 2013 Credit Facility of $54,434, the sellers of the Cocina Mining Concessions of $26,942, and the Asher Notes $23,381 and amortization of debt discount on the zero-coupon convertible notes of $730,536, on the Asher Notes of $200,604 and amortization of deferred financing cost of long term debt of $30,592. These decreases have been offset by interest of $50,870 on the notes payable to BBL during the nine months ended March 31, 2015.

Liquidity and Capital Resources

We are primarily engaged in exploration and acquisition of new properties and do not generate income from operations currently. As of March 31, 2015, our only source of liquidity had been debt and equity financing.

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

In addition to the foregoing financing, BBL has committed to provide the Company with the BBL Credit Facility with a Maximum Amount of $1,800,000. The BBL Credit Facility will be available from May 2014 and can be drawn down by the Company as follows: (i) $100,000 beginning in May 2014 and (ii) $200,000 every month thereafter, until the Maximum Amount is reached. Each drawdown must be repaid within 18 months of the drawdown date, at 8.5% interest per annum. The BBL Credit Facility is secured by a portion of the Company’s ownership interest in Minera Li. The proceeds of the BBL Credit Facility will be used for the working capital needs of the Company. Through March 31, 2015, BBL has loaned the Company $1,220,000.

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

Common Stock Subject to Rescission

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately six months when our registration statement contained financial information that was not current. During that period, 65,000 shares sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at March 31, 2015 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

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

Item 4. Controls and Procedures

Evaluation of disclosure of controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2015, we entered into agreements (the “Registration Damages Settlement Agreements”) with certain shareholders (the “Penalty Shareholders”) of the Company who participated in a private placement with the Company in April and May of 2011 (the “2011 Private Placement”). Under the Registration Damages Settlement Agreements, we agreed to issue shares of our common stock to the Penalty Shareholders as consideration for the cancellation of certain liabilities owed by the Company to such shareholders. These liabilities were owed to the Penalty Shareholders due to the Company’s failure to register the resale of shares of Common Stock purchased by the Penalty Shareholders within the time limits set forth in certain registration rights agreements (the “Registration Rights Agreements”) entered into between the Company and each of the Penalty Shareholders in connection with the 2011 Private Placement.

Our Board of Directors approved the payment of penalties accrued by the Company to the Penalty Shareholders in shares of Common Stock in lieu of cash, in an amount equal to $250,000, amounting to $0.0167 per share. On April 14, 2015, we issued an aggregate of 14,970,060 shares to the Penalty Shareholders. The issuance of the Penalty Shares was made in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”) and Regulation S promulgated under the Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal quarter ended March 31, 2015, despite the fact Li3 Energy, Inc. is outside the Mine Act jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1	Form of Registration Damages Settlement Agreement between Registrant and certain shareholders of the Company who participated in a private placement with the Company in April and May of 2011

10.2	Loan Contract and Pledge Without Transfer of Possession between BBL SpA and the Company, dated February 3, 2015

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2015	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Luis F. Saenz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luis Santillana
Luis Santillana
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	Form of Registration Damages Settlement Agreement between Registrant and certain shareholders of the Company who participated in a private placement with the Company in April and May of 2011

10.2	Loan Contract and Pledge Without Transfer of Possession between BBL SpA and the Company, dated February 3, 2015

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

