Form 10-K
period 2015-06-30
Li3 Energy, Inc.
filed 2015-11-06
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-54303

Li3 Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-3061907
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Matias Cousiño 82
Oficina 806
Santiago
Chile

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	+(56) 2-2206 5252

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	Common Stock, $0.001 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

On December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, 261,272,692 shares of its common stock, par value $0.001 per share (its only class of voting or non-voting common equity), were held by non-affiliates of the registrant.  The aggregate market value of such shares was approximately $3,919,090, based on the price at which the registrant’s common stock was last sold at such time (i.e. $0.015 per share on December 31, 2014).  For purposes of making this calculation, shares beneficially owned at such time by each executive officer and director of the registrant and by each beneficial owner of greater than 10% of the voting stock of the registrant have been excluded because such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 6, 2015, there were 483,291,849 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

Various statements in this Annual Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are “forward-looking statements.”  The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. Forward-looking statements are often (but not always) accompanied by words such as “believe,”“intend,”“expect,”“seek,”“may,”“should,”“anticipate,”“could,”“estimate,”“plan,”“predict,”“project,”“target,”“goal,”“objective” or other similar expressions. These statements are likely to address our growth strategy, financial results and exploration and development programs, among other things.

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

Corporate Summary

Li3 Energy, Inc., (“Li3,” “Li3 Energy”, “the Company” “we,” “our” or “us”) was incorporated under the laws of the state of Nevada on June 24, 2005. We are an exploration company in the lithium and potassium mining sector, based in South America. Our common stock is currently quoted on the OTCQB. We aim to acquire and develop a unique portfolio of lithium and potassium brine projects in the Americas. We are currently focused on further exploring, developing and commercializing our 49% interest in the Maricunga Project (as defined below), located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile, as well as increasing our portfolio of projects. The “Maricunga Project” refers to a lithium and potassium exploration project consisting of two adjacent properties covering an aggregate of 1,888 hectares: a 60% interest in Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga (“SLM Litio 1-6”), and a 100% interest in a group of exploitation mining concessions named Cocina 19 through 27 (the “Cocina Mining Concessions”). To the best of our knowledge, the Maricunga Project is the only advanced exploration stage lithium and potassium project within the Salar de Maricunga, the second largest lithium-bearing salt brine deposit in Chile. We plan to continue exploring other synergistic opportunities to further augment and strengthen this property and our land portfolio throughout the region. We are seeking to be a low cost producer of lithium, potash and other mineral products.

Our goals are to: a) advance our portfolio of projects to the feasibility study stage; b) support the global implementation of clean and green energy initiatives; c) meet growing lithium market demands; and d) become a mid-tier, low cost secondary supplier of lithium, potassium, and other strategic minerals, serving global clients in the energy, fertilizer and specialty chemical industries.

All of our mineral rights in the Maricunga Project are held by Minera Li Energy SpA (“Minera Li”), of which the Company holds a 49% ownership interest. The controlling interest in Minera Li (51%) is held by a private Chilean company, BBL SpA (“BBL”). Pursuant to the Shareholders Agreement with BBL, BBL has agreed to provide funding for our share of the development of the Maricunga Project until construction permits are in place.

In Chile, the Chilean Organic Law on Mining Concessions (“LOCM”) and the Chilean Mining Code (“CMC”) provide that lithium may not be granted in a mining concession initiated after January 1, 1979. As a result, only mining exploitation concessions initiated before January 1, 1979 are authorized for the exploitation of lithium. For all other cases, the CMC establishes the reserve of lithium to Chile and expressly provides that the exploration or exploitation of “non-concessible” substances (including lithium) can be performed only directly by the State of Chile, or its companies, or by means of administrative concessions or special operation contracts, fulfilling the requirements and conditions set forth by the President of Chile for each case. As a result, Minera Li is currently authorised to exploit lithium from the Cocina Mining Concessions but not from SLM Litio 1-6.

However, in June 2014, Chile´s President and Minister of Mining signed a decree for the establishment of the National Lithium Commission, with the objective of recommending a new state policy for the exploitation of lithium and promotion and development of new projects in Chile. In January 2015, the National Lithium Commission issued its report and, as a result, the Chilean government is to consider working alongside companies from the private sector to develop the country's lithium reserves, increase production and secure the long-term sustainability of Chile's lithium industry. This is a positive step forward in Minera Li´s continued efforts of seeking a permit to exploit lithium from SLM Litio 1-6. Minera Li continues to seek a permit for SLM Litio 1-6, however, if no permit for lithium exploitation is acquired, Minera Li plans to develop and exploit potassium from this property.

The current market environment is showing attractive valuations for advanced lithium projects, and due to our execution of the Maricunga Project and our regional/market knowledge, we believe that we are uniquely positioned to identify and execute on certain of these opportunities. We have been actively reviewing opportunities with low-cost, high-quality deposits in an advanced exploration stage that are located mainly in Chile, Argentina, and North America.

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

According to the signumBOX Performance Index published in January 2015, SLM Litio 1-6 is ranked as the fourth best undeveloped lithium project in the world out of 37 other brine salars, subject to obtaining lithium exploitation permits. SLM Litio 1-6 is the highest ranked undeveloped lithium brine project in Chile and after Atacama, the Salar de Maricunga has the second highest quality deposit of lithium in Chile.

During the period from May 2011 to April 2013, our key activities were as follows:

•	Completed acquisition of 60% Controlling Interest in SLM Litio1-6, which established the Maricunga Project.

•	Strategic Partnership with POSCAN, which established, among other things, an $18 million Exploration and Development program for SLM Litio 1-6.

•	Completed $8 million funding tranche with POSCAN and launched $8 million Phase One Exploration Plan on SLM Litio 1-6.

•	Issued a technical report validating our lithium and potash exploration campaign at SLM Litio 1-6 and recommending the project to advance to the feasibility study stage.

•	Completed a $10 million funding tranche from POSCAN.

•	Formed a consortium (Li3 Energy, POSCO, Mitsui, Daewoo) to bid on auction for lithium exploitation permit on SLM Litio 1-6.

•	Participated in a government auction for a lithium exploitation permit (CEOL) for SLM Litio 1-6, for which we were unsuccessful. The CEOL process was subsequently cancelled by the Chilean government.

•	Received approval of Environmental Impact Declaration for SLM Litio 1-6. This approval allows us to advance the development of SLM Litio 1-6 toward a feasibility study.

•	Acquired the Cocina Mining Concessions for a purchase price of $6.3 million, which Cocina Mining Concessions do not require a special permit to exploit lithium.

During January 2014, the Company executed the BBL Transaction pursuant to which BBL SpA acquired 51% of Minera Li, with Li3 retaining 49% ownership.

We believe that if Minera Li is successful in advancing the Maricunga Project through the exploration and feasibility study stage, obtains the necessary Chilean government approvals/licenses, closes and acquires additional land acreage to support further development of the Maricunga Project, achieves a definitive feasibility study, and raises the necessary capital, Minera Li could begin commercial production and generate revenues within the next 5-7 years. However, there can be no assurance that it will achieve its stated objectives.

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

Some of the actions we have taken in striving to achieve our objective are as follows:

Advancement of the Existing Maricunga Project

Along with our strategic partner BBL, we are fully committed to advancing the Maricunga Project to the stage of full permitting, including environmental, social, and construction permits, and all other studies required on the project, to internationally recognized standards (the "Project Milestone"). To enable this, BBL has committed to financing our share of the exploration expenses until the Project Milestone is achieved.

During the year ended June 30, 2015, a preliminary work program was carried out on the Maricunga Project including preparation of a closure plan and relevant approvals, preparation and permitting of a new Declaration de Impacto Ambiental (“DIA”), geophysical surveys, initiation of baseline monitoring programs and pumping test program on existing production wells. The results of the testing are expected during the last quarter of 2015.

The Company continues to pursue joint venture opportunities within the Salar de Maricunga. BBL has also acquired options to buy additional mining properties within the Salar in order to consolidate its property holdings within the Salar de Maricunga. We also continue to negotiate with the Chilean government regarding permitting for exploitation of lithium and have been part of the discussions with the National Lithium Commission for a joint effort between state and private companies to develop a lithium project within Chile.

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

In January 2015, initial test results from POSCO´s demonstration plant located in the Cauchari-Olaroz salar in Argentina indicated that the Direct Lithium Extraction Process achieved or exceeded all performance targets and that the lithium products subsequently processed were of very high quality. During a one month period, over 20 tonnes of lithium phosphate was produced from the demonstration plant and subsequently exported to POSCO’s facility in Pohang, Korea where it was further processed into battery grade lithium carbonate and lithium hydroxide.

Identifying other opportunities with new projects

The current market environment is showing attractive valuations for advanced lithium projects, and due to our execution of the Maricunga Project and our regional/market knowledge, we believe that we are uniquely positioned to identify and execute on certain of these opportunities. We have been actively reviewing opportunities with low-cost, high quality deposits in an advanced exploration stage that are located mainly in Chile, Argentina and North America.

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

Concurrent with the execution of the BBL Transaction, the Company and BBL also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li (the “Shareholders Agreement”). Under the Shareholders Agreement, BBL will pay $1,000,000 (the “Additional Payment”) to the Company upon the earlier of (i) its completion of certain Project Milestones relating to the permitting and development of the Maricunga Project and (ii) January 27, 2016.

Under the Shareholders Agreement, BBL agreed to finance the Company’s exploration and development expenses until the Maricunga Project reaches full permitting and is ready for construction, by providing loans due 24 months from receipt at an interest rate of 12% per annum. The loans will be secured by the Company’s ownership interest in Minera Li. Specific limits for these loans have not been established and will be negotiated in good faith between BBL and the Company. To date, the Company has not received any such loans.

In addition to the foregoing financing, BBL also committed to provide the Company with a line of credit (the “BBL Credit Facility”) in the amount of $1,800,000 (the “Maximum Amount”) to be used for the working capital needs of the Company. Each drawdown must be repaid within 18 months of the drawdown date, at 8.5% interest per annum. The BBL Credit Facility is secured by the Company’s ownership interest in Minera Li. As of June 30, 2015 and 2014, the Company has received $1,220,000 and $240,000, respectively, under the BBL Credit Facility, as follows:

Agreement Date	June 30, 2015	June 30, 2014
May 27, 2014	$100,000	$100,000
June 11, 2014	140,000	140,000
July 23, 2014	200,000	-
August 27, 2014	200,000	-
October 21, 2014	200,000	-
November 25, 2014	180,000	-
February 3, 2015	200,000	-
Total	1,220,000	240,000
Current-portion of long-term notes payable to BBL	(1,020,000)	-
Long-term notes payable to BBL	$200,000	$240,000

The Company has made several requests to BBL for the remaining $580,000 payable under the BBL Credit Facility, however to date these requests have not been honored and the Company continues to negotiate with BBL regarding this matter.

In accordance with the Shareholders Agreement, the board of directors of Minera Li consists of four representatives from BBL and three representatives from Li3, including Li3´s Chairman and CEO. Although financial control of Minera Li lies with BBL, BBL is reliant on Li3´s expertise in the mining and lithium sectors. As such, the technical team previously responsible for the Maricunga Project remains deeply involved in its current development plans and continues to be supervised by Li3´s management and board participants.

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

On August 24, 2011, we entered into a Securities Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA” and, together with the SPA, the “POSCAN Agreements”) with POSCAN pursuant to which POSCAN acquired 100,595,238 units of the Company for approximately $18 million, with each unit consisting of one share of common stock and one three-year warrant, each warrant enabling the holder to purchase one share of the Company’s common stock at an exercise price of $0.21 per share. Li3 also agreed to issue POSCAN a two-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.15 per share (together with the warrants underlying the units, the POSCAN Warrants). All POSCAN Warrants have expired unexercised and, as of the date of this filing, shares of the Company’s common stock held by POSCAN represent 20.8% of our common stock currently issued and outstanding.

The IRA provides that Li3 will appoint a director nominated by POSCAN to our board of directors, and will continue to nominate a POSCAN-designee at each annual meeting for as long as POSCAN owns not less than 10% of the issued and outstanding shares of common stock. Dr. Uong Chon was appointed as a director on May 23, 2014, and is currently the POSCAN-designee on the Company’s board of directors.

In March 2013, POSCO announced that it had successfully completed testing of its proprietary, patented Direct Lithium Extraction Process. This process addresses the current economics and inefficiencies in the lithium market by significantly improving lithium recovery yields and shortening the time to commercial production. According to POSCO, this process includes the following benefits:

·	Significantly reduces the use of evaporation ponds, thereby reducing capital requirements, time to market, required land footprint, and variability of production rates and quality;

·	Lowers processing times (from an average of 12 months under traditional methods to under 8 hours), thereby reducing working capital requirements and time to market; and

·	Higher lithium recoveries (increase from 40-50% under traditional methods to 70-80%), thereby enabling faster and greater recovery of lithium from the same brine resource.

In January 2015, initial test results from POSCO´s demonstration plant located in the Cauchari-Olaroz salar in Argentina indicated that the Direct Lithium Extraction Process achieved or exceeded all performance targets and that the lithium products subsequently processed were of very high quality. During a one month period, over 20 tonnes of lithium phosphate was produced from the demonstration plant and subsequently exported to POSCO’s facility in Pohang, Korea where it was further processed into battery grade lithium carbonate and lithium hydroxide.

There can be no assurance that any agreement will be reached with POSCAN with respect to a pilot plant, a commercial plant, any further investment by POSCAN, any purchase by POSCAN of our production, or otherwise.

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
3.	Sociedades Legales Mineras Litio 3 de la Sierra Hoyada de Maricunga
4.	Sociedades Legales Mineras Litio 4 de la Sierra Hoyada de Maricunga
5.	Sociedades Legales Mineras Litio 5 de la Sierra Hoyada de Maricunga
6.	Sociedades Legales Mineras Litio 6 de la Sierra Hoyada de Maricunga

The purchase price was $6,370,000 in cash, including amounts paid to agents, and 127,500,000 restricted shares of our common stock. Each mining concession grants the owner the right to explore and commercially develop any mineral deposits located at SLM Litio 1-6, with the exception of lithium. SLM Litio 1-6 were constituted subsequent to the 1979 Lithium Exploitation Restrictions. Consequently, under the current Chilean state policy, their holder is not authorized to exploit lithium in the area covered by those concessions.  In June 2014, Chile´s President and Minister of Mining signed a decree for the establishment of the National Lithium Commission, with the objective of recommending a new state policy for the exploitation of lithium and promotion and development of new projects in Chile. In January 2015, the National Lithium Commission issued its report and, as a result, the Chilean government is to consider working alongside private companies in the lithium sector to develop the country's lithium reserves, increase production and secure the long term sustainability of Chile's lithium industry.

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

The Cocina Mining Concessions were constituted prior to the 1979 Lithium Exploitation Restrictions. Consequently, their holder has a constitutionally protected ownership right to exploit lithium in the area covered by those concessions. All requisite permits must be obtained prior to receipt of authorization for exploitation. Refer to the section ‘Lithium Exploitation Permitting in Chile’ below for more details about the rights to exploit lithium in Chile.

Exploration Work Performed

In December 2011, we effected a timely completion of the $8 million Phase One of our Exploration and Development Program, on our SLM Litio 1-6 concessions. We reported the initial results from brine samples taken during the sonic and reverse circulation well drilling program that was initiated in October 2011. We carried out sonic drilling for the collection of undisturbed samples from continuous core for porosity determinations and brine samples for laboratory chemical analyses. Six sonic boreholes, for a total of 900 meters, were drilled and completed to a depth of 150 meters each. We carried out reverse circulation well drilling with isolated brine sampling. A total of 884 meters of 6-inch monitoring wells were drilled and a total of 300 meters of 17 inch production wells were drilled. A total of 431 samples were taken during the drilling and were submitted to the University of Antofagasta in Antofagasta, Chile for analysis.

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

During the year ended June 30, 2015, a preliminary work program was carried out on the Maricunga Project including preparation of a closure plan and relevant approvals, preparation and permitting of a new DIA, geophysical surveys, initiation of baseline monitoring programs and a pumping test program on existing production wells. The results of the testing are expected during the last quarter of 2015.

Short-Term Goals for the Maricunga Project

The Minera Li Board has formed an Operations and Finance Committee which will oversee the technical work required to advance the Maricunga Project along with the financial aspects of Minera Li.

The Operations and Finance Committee has identified the short term goals to continue the program of exploration on the Maricunga Project as follows:

Stage 1 – Complete an updated technical report to include both SLM Litio 1-6 and the Cocina Mining Concessions. Works required include core drilling and pumping tests, monitoring well installations and geophysical, stratigraphic and topographic survey.

Stage 2 – Complete a Prefeasibility Study (“PFS”).

Minera Li´s technical teams have developed a work program targeted to complete stage 1, with an estimated cost of $1.8 - $2 million, of which Li3´s share will be approximately $0.9 - $1 million. As part of the work program, data will be collected for the Environmental Impact Assessment. Once the PFS is completed, Minera Li will carry out further works towards a feasibility study.

The timeline to complete this technical work on the Maricunga Project will depend on the outcome of the ongoing developments on the legislation over the exploitation of lithium in Chile. The developments have been positive with the recommendations of the National Lithium Commission in January 2015 calling for a joint effort between state and private companies to develop a lithium project within Chile. We have been in discussions to be part of this joint effort and if an agreement is reached, we will be in a position to move ahead with the final exploration and permitting on the Maricunga Project.

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

The Chilean government subsequently decided to invalidate the CEOL process due to an administrative error, as well as rescinding the CEOL Basis, which defined the regulations of the CEOL process. The Company submitted several appeals to the Chilean government requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. The appeals have been rejected by the Chilean government. In June 2014, Chile´s President and Minister of Mining signed a decree for the establishment of the National Lithium Commission, tasked with recommending a new state policy for the exploitation of lithium in Chile. The recommendation was issued in January 2015, following which the Chilean government is to consider working alongside private companies in the lithium sector to develop the country’s lithium reserves, increase production and secure the long term sustainability of Chile’s lithium industry. We believe this is a positive step forward in Minera Li´s continued efforts of seeking a permit to exploit lithium from SLM Litio 1-6.

While Minera Li´s current plan for the Maricunga Project is to exploit lithium and potash from both SLM Litio 1-6 and the Cocina Mining Concessions, if no permit for lithium exploitation is obtained for SLM Litio 1-6, Minera Li plans to produce lithium carbonate and potash from the Cocina Mining Concessions in conjunction with producing potash only from SLM Litio 1-6. The technical report shows that potassium resources are available in these properties. The majority of the past and current technical work performed on the project is applicable to the production of lithium and/or potassium. Potassium exploitation does not require special permits and it is exploitable via regular mining concessions, according to the CMC. Initial estimations suggest that a potash project may be economically feasible. However, there can be no assurance that Minera Li will be able to obtain the permits necessary to exploit any minerals that it discovers in a timely manner or at all.

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

Competition

We are a junior mineral resource exploration company that competes with other mineral resource exploration companies for financing, personnel and equipment and for the acquisition of mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties and on exploration and development. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and/or development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties. Our competition includes companies such as Pure Energy Minerals, Western Lithium and Lithium Americas.

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

Employees

At June 30, 2015, we had three full-time employees, including our Chief Executive Officer and Chief Financial Officer, and one contract employee. In addition, we engage several advisors and consultants.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries

We currently have three wholly owned subsidiaries:

1.	Li3 Energy Peru SRL, a private limited company organized under the laws of Peru;

2.	Alfredo Holdings, Ltd., an exempted limited company incorporated under the laws of the Cayman Islands;

3.	Li3 Energy Copiapó, SA, a Chilean corporation which is a subsidiary of Alfredo Holdings, Ltd.; and

On October 22, 2014, the Company sold 60% of its shares in Noto Energy SA (“Noto”, an Argentinean corporation and a previously 100% owned subsidiary) to its CEO for proceeds of $4,245.

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

The lithium concentration in the brines is typically measured in parts per million (ppm) or weight percentages. A high lithium concentration is most desirable. However, high local evaporation rates can compensate for lower lithium concentrations.

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

Global Market

Based on the most recent available information from the United States Geological Survey (“USGS”) issued in January 2015, worldwide lithium production increased by about 6% in 2014. According to the report, production from Argentina and Chile increased approximately 15%, each in response to increased lithium demand for battery applications, and lithium production in Australia and China increased by approximately 2.5%. Major lithium producers expected worldwide consumption of lithium in 2014 to be approximately 33,000 tons, an increase of 10% from that of 2013. Lithium prices, on average, remained flat owing to the near balanced increase in worldwide lithium consumption and supply. Several brine operations were under development in Argentina, Bolivia, and Chile; spodumene mining operations were under development in Australia, Canada, China, and Finland; and a jadarite mining operation was under development in Serbia. Additional exploration for lithium continued, with numerous claims having been leased or staked worldwide.

Subsurface brines have become the leading raw material for lithium carbonate production worldwide because of lower production costs compared with the mining and processing costs for hard-rock ores. Owing to growing lithium demand from China in the past several years, however, mineral-sourced lithium regained market share and was estimated to account for one-half of the world’s lithium supply in 2014. Two brine operations in Chile and a spodumene operation in Australia accounted for the majority of world production. Argentina produced lithium carbonate and lithium chloride from brines. China produced lithium carbonate, lithium chloride, and lithium hydroxide from domestic brines and, increasingly, domestic and imported spodumene. In the United States, the brine operation in Nevada doubled production capacity in 2013. A new brine operation in Argentina was expected to be commissioned by year end 2014. Lithium minerals were used directly as ore concentrates in ceramics and glass applications worldwide,

Recent years have seen consolidation among the handful of major lithium producers. In 2013, China’s leading lithium chemical producer acquired Australia’s leading spodumene producing facility, having a capacity of 110,000 tons per year of lithium carbonate equivalent. In 2014, the United States-based parent company of one of Chile’s brine operations acquired 49% of the Australian spodumene operation from the Chinese chemical producer, and effectively became the world’s leading lithium producer. Later in 2014, a U.S. bromine products manufacturer agreed to purchase the U.S. lithium producer for $6.2 billion to create one of the world’s largest specialty chemicals businesses.

Rechargeable batteries were the largest potential growth area for lithium compounds. Demand for rechargeable lithium batteries exceeds that of other rechargeable batteries. Automobile companies were developing lithium batteries for electric and hybrid electric vehicles. A leading electric car manufacturer announced plans to construct an immense lithium-ion battery plant in the United States capable of producing up to 500,000 lithium-ion vehicle batteries per year by 2020. The plant was expected to be vertically integrated, capable of producing finished battery packs directly from raw materials.

According to the USGS, Australia and Chile are the leading lithium producers in the world. China, Argentina and the United States are also major producers. The 2015 edition of the USGS Mineral Commodity Summaries gives the following estimated world lithium mine production (in metric tons of lithium content):

	Mine production
	2014 (est.)		2013
Australia	13,000		12,700
Chile	12,900		11,200
China	5,000		4,700
Argentina	2,900		2,500
Zimbabwe	1,000		1,000
Portugal	570		570
Brazil	400		400
United States (1)	Withheld		870
World total (rounded)	36,000	[1]	34,000	[1]

(1)	Excludes U.S. production.

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

Demand for Lithium

According to the January 2015 signumBOX Performance Index, Global lithium demand is expected to grow at a base rate of 13% in 2015 from 2014 rates. The increase in the growth rate is due primarily to an increase in demand from the battery industry. signumBOX forecast that lithium demand in the following five years will grow at an average rate of about 7.6% annually, and then will start to grow faster as the developments of hybrid and electric vehicles allow them to be more affordable.

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

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

We are in the exploration stage and our planned principal operations have not commenced. Currently we have no revenues. Our business plan depends on our ability to explore for and develop mineral reserves and place any such reserves into extraction. Because we have a limited operating history, it is difficult to predict our future performance.

Although we were formed in June 2005, we continue to be in the exploration stage. Therefore, we have limited operating and financial history available to help potential investors evaluate our past performance and the risks of investing in us. Moreover, our limited historical financial results may not accurately predict our future performance. Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. As a result of the risks specific to our new business and those associated with new companies in general, it is possible that we may not be successful in implementing our business strategy.

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

There is doubt about our ability to continue as a going concern.

The consolidated financial statements contained herein have been prepared assuming we will continue as a going concern. At June 30, 2015, we had no source of current revenue, had a cash balance of $6,217 and negative working capital of $881,467.

Pursuant to the terms of the BBL Transaction and the Shareholders Agreement with BBL, the Company has access to the following sources of funding:

·	Li3 Energy will receive $1,000,000 upon the earlier of completion of certain Maricunga Project milestones, or January 27, 2016.

·	BBL has provided the Company with the BBL Credit Facility of $1,800,000 for working capital. The loans are secured by the Company’s ownership interest in Minera Li. Repayment of each drawdown is 18 months from the drawdown date, at 8.5% interest per annum. As of the date of this filing, the Company has received $1,220,000 under the BBL Credit Facility. The Company has made several requests to BBL for the remaining $580,000 payable under the BBL Credit Facility, however to date these requests have not been honored and the Company continues to negotiate with BBL regarding this matter.

·	BBL will finance Li3 Energy´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans will be due 24 months from receipt and interest will be charged at 12% per annum. Specific limits for these loans have not been established and will be negotiated in good faith between the Company and BBL.

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

Because we are a small exploration stage company and have limited capital, we may have to limit our exploration and production activity. As such, we may not be able to complete an exploration program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves, our ability to generate revenues and our business prospects will be adversely affected.

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

Our success depends upon the skills, experience and efforts of our management and other key personnel, including our Chief Executive Officer. As a relatively new company, much of our corporate, scientific and technical knowledge is concentrated in the hands of a few individuals. We do not have employment agreements with any of our employees other than our Chief Executive Officer and Chief Financial Officer. Furthermore, the employment agreements with our Chief Executive Officer and our Chief Financial Officer both terminate as of December 31, 2015, unless extended by mutual agreement of the Company and such executives prior to such time. We do not maintain key-man life insurance on any of our management or other key personnel. The loss of the services of one or more of our present management or other key personnel could significantly delay our exploration and development activities as there could be a learning curve of several months or more for any replacement personnel. Furthermore, competition for the type of highly skilled individuals we require is intense and we may not be able to attract and retain new employees of the caliber needed to achieve our objectives. Failure to replace key personnel could have a material adverse effect on our business, financial condition and operations.

BBL, who holds the controlling interest in Minera Li, may decide that they do not wish to continue with the development of Minera Li´s assets.

If BBL decides that they do not wish to continue with the development of Minera Li´s assets, we may be unable to execute our business plan for developing the Maricunga Project which could significantly adversely impact our prospects and future revenues.

If BBL fails to provide us loans to the extent previously agreed, our business is likely to be damaged which could have a material adverse effect on our business, financing condition and operations.

BBL agreed to finance the Company’s exploration and development expenses until the Maricunga Project reaches full permitting and is ready for construction, by providing loans due 24 months from receipt at an interest rate of 12% per annum. To date, the Company has not received any such loans. If BBL fails to provide loans to us to the extent previously agreed, we may have insufficient cash available to pay creditors and to maintain our basic operations. If that were to occur, our business is likely to be damaged which could have a material adverse effect on our business, financing condition and operations.

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

In addition to the "penny stock" rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby. We are currently authorized to issue an aggregate of 1,000,000,000 shares of capital stock consisting of 990,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of November 6, 2015, there are 483,291,849 shares of our common stock and no shares of our preferred stock outstanding. There are 1,550,000 shares of our common stock reserved for issuance under our 2009 Equity Incentive Plan (the “2009 Plan”), of which we have 1,250,000 nonqualified stock options outstanding. Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 800,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. In addition, as of November 6, 2015, there are 20,466,679 shares of our common stock issuable upon the exercise of outstanding warrants.

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

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at June 30, 2015 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right. However, we cannot be certain that any claims for damages will not exceed such an amount. This uncertainty may have a material adverse effect on the market price of our common stock.

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

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended June 30, 2015, despite the fact Li3 Energy, Inc. is outside the “Mine Act” jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

As of November 6, 2015, there were 483,291,849 shares of our common stock issued and outstanding, 20,466,679 shares issuable upon exercise of outstanding warrants and other rights, and 1,250,000 shares issuable upon exercise of outstanding options. Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 800,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. On November 6, 2015, there were approximately 196 holders of record of shares of our common stock.

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

Fiscal Year Ending June 30, 2014	High	Low
First Quarter	$0.0400	$0.0200
Second Quarter	0.0300	0.0100
Third Quarter	0.0600	0.0100
Fourth Quarter	0.0300	0.0100

Fiscal Year Ending June 30, 2015	High	Low
First Quarter	$0.0300	$0.0200
Second Quarter	0.0300	0.0100
Third Quarter	0.0200	0.0100
Fourth Quarter	0.0200	0.0100

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

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors adopted, and our stockholders approved, our 2009 Equity Incentive Plan (the “2009 Plan”) on October 19, 2009. The 2009 Plan reserves a total of 5,000,000 shares of our common stock for issuance pursuant to awards granted thereunder. If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan. As of the date of this report, we have issued 3,450,000 shares of our common stock under the 2009 Plan, and 1,550,000 shares remain reserved for issuance.

We have currently granted the following awards under the 2009 Plan:

(a)	awards of 1,250,000 non-qualified stock options with a weighted average exercise price of approximately $0.21 per share, none of which have been exercised. All of the stock options have vested and have five year terms;

(b)	an award of 2,500,000 shares of restricted stock which are fully vested and issued; and

(c)	awards of restricted stock units with respect to 950,000 shares of common stock which are fully vested and issued.

Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 800,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations and have not issued any of these shares.

In April 2015, 200,000 non-qualified stock options that were issued in April 2010 expired unexercised and the shares subject to this award are therefore available for further awards under the 2009 Plan. Other awards of non-qualified stock options were previously granted under the 2009 Plan, however such awards expired unexercised and the shares subject to these awards are also available for further awards under the 2009 Plan.

The following table provides information as of June 30, 2015, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Weighted-
		average	Number of securities
	Number of securities	Exercise price of	remaining available for
	to be issued upon	Outstanding	future issuance under equity
	exercise of	options,	compensation plans
	outstanding options,	Warrants and	(excluding securities reflected
	warrants and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,250,000	$0.21	300,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,250,000	$0.21	300,000

(1)	Represents the 2009 Equity Incentive Plan.

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

The following discussion and analysis of our financial condition and results of operations as of, and for the years ended, June 30, 2015 and 2014, are based on our audited consolidated financial statements as of June 30, 2015, and for the years ended June 30, 2015 and 2014.

You should read this discussion and analysis together with such consolidated financial statements and the notes thereto.

We are a South America based exploration company in the lithium and potassium mining sector. We aim to acquire and develop a unique portfolio of lithium and potassium brine projects in the Americas.

All of our mineral rights in SLM Litio 1-6 and the Cocina Mining Concessions are held by Minera Li, of which the Company retains a 49% ownership interest. The controlling interest in Minera Li (51%) is held by a private Chilean company, BBL SpA (“BBL”).

As of June 30, 2015, Minera Li owned (a) a 60% interest in SLM Litio 1-6, which consists of mining concessions covering an area of approximately 1,438 hectares in the Salar de Maricunga in northern Chile; and (b) the Cocina Mining Concessions, covering 450 hectares located adjacent to SLM Litio 1-6.

The Company is currently evaluating additional exploration and production opportunities.

Going Concern

At June 30, 2015, the Company had no source of current revenue, a cash balance on hand of $6,217 and negative working capital of $881,467.

Pursuant to the terms of the BBL Transaction and the Shareholders Agreement with BBL, the Company has access to the following sources of funding:

·	Li3 Energy will receive $1,000,000 upon the later of completion of certain Maricunga Project milestones, or January 27, 2016.

·	BBL has provided the Company with a credit facility of $1,800,000 for working capital (the “BBL Credit Facility”). The loans are secured by the Company’s ownership interest in Minera Li. Repayment of each drawdown will be 18 months from the drawdown date, at 8.5% interest per annum. As of June 30, 2015, the Company has received $1,220,000 under the BBL Credit Facility. The Company has made several requests to BBL for the remaining $580,000 payable under the BBL Credit Facility, however to date these requests have not been honored and the Company continues to negotiate with BBL regarding this matter.

·	BBL will finance Li3 Energy´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans will be due 24 months from receipt and interest will be charged at 12% per annum. Specific limits for these loans have not been established and will be negotiated in good faith between the Company and BBL.

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

Operational Update

The BBL Transaction

On January 27, 2014, Li3 Energy entered into the BBL Sale Agreement with BBL, pursuant to which BBL acquired from the Company eleven of its sixty shares of Minera Li (the “Share Purchase”) for a cash payment of $1,500,000. In connection with the Share Purchase, Minera Li held a shareholders’ meeting, pursuant to which Minera Li issued forty additional shares (the “Additional Shares”) to BBL in exchange for a cash payment of $5,500,000 (the “Issuance”, and together with the “Share Purchase”, the “BBL Transaction”). As a result of the BBL Transaction, BBL became the majority shareholder of Minera Li holding 51% ownership, with the Company retaining a 49% interest in Minera Li.

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

In addition to the foregoing financing, BBL also committed to provide the Company with a line of credit (the “BBL Credit Facility”) in the amount of $1,800,000 (the “Maximum Amount”). The BBL Credit Facility will be available from May 2014, and can be drawn down by the Company as follows: (i) $100,000 beginning in May 2014 and (ii) $200,000 every month thereafter, until the Maximum Amount is reached. Each drawdown must be repaid within 18 months of the drawdown date, at 8.5% interest per annum. The BBL Credit Facility is secured by the Company’s ownership interest in Minera Li. The proceeds of the BBL Credit Facility have been used for the working capital needs of the Company.

At June 30, 2015 and 2014, the Company owed BBL $1,220,000 and $240,000, respectively, which are recorded as notes payable (current liabilities of $1,020,000 and non-current liabilities of $200,000 at June 30, 2015) in the consolidated balance sheets. The Company has made several requests to BBL for the remaining $580,000 payable under the BBL Credit Facility, however to date these requests have not been honored and the Company continues to negotiate with BBL regarding this matter. The total interest accrued on the loans from BBL as of June 30, 2015 and 2014 was $79,355 and $1,048, respectively. For the years ended June 30, 2015 and 2014, $78,307 and $1,048, respectively, of interest expense was recognized in our consolidated statement of operations.

As at June 30, 2015, 13 of our 49 shares in Minera Li are guaranteed as security for the loans with BBL.

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

The Chilean government subsequently decided to invalidate the CEOL process due to an administrative error, as well as rescinding the CEOL Basis, which defined the regulations of the CEOL process. The Company submitted several appeals to the Chilean government requesting it to reconsider the invalidation and award the CEOL to the second highest bidder - the Consortium. The appeals have been rejected by the Chilean government. In June 2014, Chile´s President and Minister of Mining signed a decree for the establishment of the National Lithium Commission, tasked with recommending a new state policy for the exploitation of lithium in Chile. The recommendation was issued in January 2015, following which the Chilean government is to consider working alongside private companies in the lithium sector to develop the country’s lithium reserves, increase production and secure the long term sustainability of Chile’s lithium industry. We believe this is a positive step forward in Minera Li´s continued efforts of seeking a permit to exploit lithium from SLM Litio 1-6.

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

During the year ended June 30, 2015, a preliminary work program was carried out on the Maricunga Project including preparation of a closure plan and relevant approvals, preparation and permitting of a new Declaration de Impacto Ambiental (“DIA”), geophysical surveys, initiation of baseline monitoring programs and pumping test program on existing production wells. The results of the testing are expected during the last quarter of 2015.

The Company continues to pursue further opportunities within the Salar de Maricunga for additional property or joint venture opportunities and BBL has recently acquired options to buy other mining properties within the Salar in order to consolidate its property holdings within the Salar de Maricunga. We also continue to negotiate with the Chilean government regarding permitting for exploitation of lithium and have been part of the discussions with the National Lithium Commission for a joint effort between state and private companies to develop a lithium project within Chile.

In March 2013, POSCO announced the development of a chemical lithium extraction technology that reduces recovery time from around 12 months to less than a few days. Testing of this technology showed that it increases the lithium recovery rate from a maximum of 50% using traditional evaporation ponds to more than 80%, and the lithium carbonate produced is more than 99.9% pure. Minera Li plans to assess the use of this technology to gain efficiencies in exploiting lithium from the Maricunga Project.

In January 2015, initial test results from POSCO´s demonstration plant located in the Cauchari-Olaroz salar in Argentina indicated that the Direct Lithium Extraction Process achieved or exceeded all performance targets and that the lithium products subsequently processed were of very high quality. During a one month period, over 20 tonnes of lithium phosphate was produced from the demonstration plant and subsequently exported to POSCO’s facility in Pohang, Korea where it was further processed into battery grade lithium carbonate and lithium hydroxide.

Maricunga Minority Shareholders’ Lawsuit

Due to the non-payment by minority shareholders of the Company of their respective share of the Company’s exploration expenses, the Company filed lawsuits in Chile against the minority shareholders of SLM Litio 1-6 seeking either payment of their pro rata portion of costs or an auction of their 40% share of the properties.

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

Along with our strategic partner BBL, we are fully committed to advancing the Maricunga Project to the stage of full permitting, including environmental, social, and construction permits, and all other studies required on the project, to internationally recognized standards (the "Project Milestone"). To enable this, BBL has committed to financing our share of the exploration expenses until the Project Milestone is achieved.

Results of Operations

Fiscal Year Ended June 30, 2015 Compared with Fiscal Year Ended June 30, 2014

Revenues

We had no revenues during the years ended June 30, 2015 and 2014.

Operating Expenses

Exploration expenses

During the years ended June 30, 2015 and 2014, we incurred exploration expenses of $0 and $47,240, respectively. The expenses incurred during the year ended June 30, 2014 relate primarily to storage costs and legal fees incurred by Minera Li prior to the BBL Transaction.

Mineral rights impairment expense

During the year ended June 30, 2014, we incurred impairment expense of $6,485,438 to write down the SLM Litio 1-6 mineral rights to their estimated recoverable amount.

Gain on sale of mineral rights

On December 16, 2013, the Company agreed to sell certain mining concessions acquired by the Company in 2012 and located in Chile (“Amarillo Ocho” and “Amarillo Diez” mining concessions) to a third party for $120,000. The gain on sale was recognized during the year ended June 30, 2014.

Loss from Minera Li equity method investment

We incurred losses from equity method investments of $236,050 and $106,589 during the years ended June 30, 2015 and 2014. The losses reflect our share of the losses incurred by Minera Li since the date of its deconsolidation.

Debt modification expense

A debt modification expense of $300,000 was recorded during the year ended June 30, 2014 as a result of deferring a payment due in July 2013 for acquisition of the Cocina Mining Concessions and as agreed on the extinguishment of the debt with the Cocina Sellers.

Gain on settlements, net

During the year ended June 30, 2014, we recorded a gain on settlement of $1,536,822 as a result of the receipt of $1,555,000 in settlement of lawsuits between the Company and the SLM Litio 1-6 minority shareholders, offset by settlement agreements entered into by the Company with respect to an aggregate of $320,498 of obligations, under which the Company issued an aggregate of 16,675,721 shares of the Company’s common stock.

General and administrative expenses

Our general and administrative expenses for the years ended June 30, 2015 and 2014 consisted of the following:

			Increase
	June 30, 2015	June 30, 2014	(Decrease)
Rent	$30,804	$40,958	$(10,154)
Office expenses	6,089	13,373	(7,284)
Communications	17,266	27,977	(10,711)
Travel expenses	81,662	78,297	3,365
Legal fees	175,908	461,238	(285,330)
Accounting & finance fees	69,829	80,892	(11,063)
Audit fees	58,355	134,048	(75,693)
Other professional fees	156,207	193,589	(37,382)
Marketing & investor relations	76,043	98,046	(22,003)
Directors fees	196,458	221,997	(25,539)
Bank fees	6,245	5,504	741
Salaries & wages	445,822	576,651	(130,829)
Stock-based compensation	232,843	23,988	208,855
Depreciation & amortization	322	13,577	(13,255)
Penalties	(160,000)	40,000	(200,000)
Other	(3,425)	2,715	(6,140)
	$1,390,428	$2,012,850	$(622,422)

We incurred total general and administrative expenses of $1,390,428 for the year ended June 30, 2015 compared to $2,012,850 for the year ended June 30, 2014, a $622,422 decrease. The reduction in general and administrative expenses is mainly a result of:

•	A decrease in legal fees of $285,330 mainly relating to non-recurring fees incurred in the prior year on the potential Blue Wolf transaction ($221,718), the lawsuit against the minority shareholders of SLM Litio 1-6 ($66,901), and a potential transaction with a third party ($10,928), as well as a reduction in Argentinean corporate matters, consisting of provision of company director services and general consulting ($9,694). These decreases have been offset by fees incurred in the current year on BBL negotiations ($16,207);

•	A decrease in audit fees of $75,693 due to a reduction in fees relating to the Company´s SEC and quarterly filing requirement mainly as a result of the disposal of the controlling interest in Minera Li;

•	A decrease in other professional fees of $37,382 mainly due to non-recurring professional fees incurred in the prior period with regard to retainer for the former COO ($25,000), various consulting fees for Maricunga ($21,222), and a reduction in the Directors & Officers insurance premium ($10,176). These reductions have been offset by fees incurred during the current period on OTCQB registration fee and annual fee ($12,500) and capital expenditure report prepared by consultants($6,718);

•	A decrease in salaries & wages of $130,829 mainly due to the resignation of the Chile Manager in December 2013 ($63,600), the resignation of a former officer in August 2013 ($15,056) and a reduction in the salary paid to the CEO ($27,157) and the CFO ($19,418) from April 2015 in order to preserve cash; and

•	A decrease in penalties of $200,000. Penalties of $120,000 were accrued during the year ended June 30, 2013 in relation to the late filing of Forms 5471 with the IRS. The accrual was increased by $40,000 during the year ended June 30, 2014, to $160,000. During the year ended June 30, 2015, the penalties were abated by the IRS and the accrual of $160,000 was reversed.

The above decreases have been partially offset by an increase in stock-based compensation of $208,855. The amount for the year ended June 30, 2015, consists mainly of shares issued to the CEO and CFO in April 2015 pursuant to amendments to their employment agreements, valued at $185,000, as described in Item 11: Executive Compensation, and shares issuable to a former officer valued at $40,000 and recorded in the current year. The shares were issued on August 19, 2015.

Subsequent to June 30, 2015, the Company has continued its efforts to reduce its cost of operations to reflect the nature of its current business. Some of the areas in which cost savings have been achieved are in the reduction of the fees paid to our CEO and CFO, a reduction in the number of employees and ceasing our office lease in favor of utilizing shared office space.

Other Income (Expense)

Loss on sale of controlling interest in Minera Li

A loss on sale of controlling interest in Minera Li of $43,315 was incurred during the year ended June 30, 2014, in relation to the sale of 51% of Minera Li. The loss reflects the difference between the gross proceeds received of $11,897,060 and the net assets of Minera Li on the date of the sale of $11,940,375. There were no sales of investments during the year ended June 30, 2015.

Gain on debt extinguishment

We recognized gains on debt extinguishment of $333,769 and $85,864 for the years ended June 30, 2015 and 2014, respectively. The gain recorded during the year ended June 30, 2015 was in relation to the write-off of loans from Milestone of $95,000, accrued interest of $49,169, and the write-off of certain accrued liabilities. During the year ended June 30, 2014, a gain on debt extinguishment of $302,454 was recognized as the fair value of the embedded derivative on conversion of the Asher Notes. A gain of $49,512 was also recorded in relation to the extinguishment of the long term debt payable to the Cocina Sellers of the Cocina Mining Concessions. The gains were partially offset by losses on debt extinguishment as follows: $23,906 recognized when the Company entered into a Third Amendment Agreement with the holders of the zero-coupon convertible notes whereby the terms of the notes were extended and the conversion price was reduced from $0.095 to $0.02 per share; $45,594 recorded in relation to the settlement of the zero-coupon convertible notes; $111,315 recorded on conversion of the Asher Notes as the difference between the value of the debt converted and the market value of the shares issued on each conversion date; $26,512 being prepayment penalties on repayment of the Asher Notes; and $58,775 in unamortized debt discount on conversion or repayment of the Asher Notes.

Change in fair value of derivative liability

During the year ended June 30, 2015, we recorded a gain of $1,844,967 on the change in fair value of derivative liability, compared to $1,944,388 during the year ended June 30, 2014.  The change in fair value of our derivative liability has no impact on our cash flows from operations and was primarily a result of the decrease in our stock price during each of the years.

Gain on foreign currency transactions

During the years ended June 30, 2015 and 2014, gain on foreign currency transactions amounted to $1,532 and $51,364, respectively, and such activity was related to our operations in Chile and Peru.

Interest expense

During the years ended June 30, 2015 and 2014, net interest expense was $140,915 and $1,172,571, a decrease of $1,031,656. The decrease is mainly due to non-recurring interest in the prior year from the zero-coupon convertible notes of $33,631, registration rights penalties of $31,095, the 2013 Credit Facility of $54,434, the sellers of the Cocina Mining Concessions of $26,942, and the Asher Notes $10,943 and amortization of debt discount on the zero-coupon convertible notes of $730,536, on the Asher Notes of $179,023 and amortization of deferred financing cost of long term debt of $30,592. These decreases have been offset by interest of $75,676 on the notes payable to BBL during the year ended June 30, 2015.

Net Income (Loss)

Net income for the year ended June 30, 2015 was $412,875 compared to a net loss of $6,429,565 for the year ended June 30, 2014. The variance in net gain (loss) is primarily due to: mineral rights impairment expense of $6,485,438 recorded during the year ended June 30, 2014, a gain on settlements of $1,536,822 incurred during the year ended June 30, 2014, the decrease in general and administrative expenses of $622,422, and a decrease of $1,031,656 in net interest expense.

Net Loss Attributable to Non-controlling Interest

During the year ended June 30, 2014, the net loss attributable to non-controlling interests was $2,596,551. This represents the non-controlling interest’s 40% share of expenses relating to the exploration of SLM Litio 1-6 up until the sale of the controlling interest in Minera Li, and includes their 40% share of the mineral rights impairment expense recorded during the year ended June 30, 2014.

Liquidity and Capital Resources

We are primarily engaged in exploration and acquisition of new properties and do not generate income from operations currently. As of June 30, 2015, our only source of liquidity had been debt and equity financing.

Under the Shareholders Agreement with BBL, BBL will pay an Additional Payment of $1,000,000 to the Company upon the earlier of its completion of certain Project Milestones relating to the permitting and development of the Maricunga Project and January 27, 2016. We expect to use some of the proceeds received from the Additional Payment to repay loans under the BBL Credit Facility.

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

In addition to the foregoing financing, BBL has committed to provide the Company with the BBL Credit Facility with a Maximum Amount of $1,800,000. The BBL Credit Facility became available in May 2014 and can be drawn down by the Company as follows: (i) $100,000 beginning in May 2014 and (ii) $200,000 every month thereafter, until the Maximum Amount is reached. Each drawdown must be repaid within 18 months of the drawdown date, at 8.5% interest per annum. The BBL Credit Facility is secured by a portion of the Company’s ownership interest in Minera Li. The proceeds of the BBL Credit Facility will be used for the working capital needs of the Company. Through June 30, 2015, BBL has loaned the Company $1,220,000. The Company has made several requests to BBL for the remaining $580,000 payable under the BBL Credit Facility, however to date these requests have not been honored and the Company continues to negotiate with BBL regarding this matter.

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

Notes Payable

The Company has entered into the following loan agreements with BBL:

Agreement Date	June 30, 2015	June 30, 2014
May 27, 2014	$100,000	$100,000
June 20, 2014	140,000	140,000
July 23, 2014	200,000	-
August 27, 2014	200,000	-
October 21, 2014	200,000	-
November 25, 2014	180,000	-
February 3, 2015	200,000	-
Total	1,220,000	240,000
Current portion of notes payable to BBL	(1,020,000)	-
Notes payable to BBL	$200,000	$240,000

The total interest accrued on the loans from BBL as of June 30, 2015 and June 30, 2014 was $79,355 and $1,048, respectively. For the year ended June 30, 2015 and 2014, $78,307 and $1,048, respectively, of interest expense was recognized in our consolidated statement of operations.

The loans from BBL bear an interest rate of 8.5% per annum and are repayable within 18 months from the date of receipt. At June 30, 2015, 13 of our 49 shares in Minera Li are guaranteed as security for the loans with BBL.

Shares for Debt Settlement

In addition to utilizing our capital to acquire properties and pay other corporate costs, we periodically issue shares of our common stock as consideration in lieu of cash to conserve our cash and meet our obligations. We likely will continue to issue common stock for these purposes where feasible, if we determine that it is in our economic best interests. During the year ended June 30, 2015, we issued 42,030,012 shares of our common stock for the settlement of $1,231,938 relating to certain outstanding liabilities (of which $868,313 were outstanding at June 30, 2014).

Common Stock Subject to Rescission

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares were sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at June 30, 2015 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

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

Our audited consolidated financial statements as of, and for the years ended, June 30, 2015 and 2014, are included beginning on Page F-1 immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015, based on the framework in Internal Control-Integrated Framework and the Internal Control over Financial Reporting-Guidance for Smaller Public Companies, both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness:

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

Because of this material weakness, management has concluded that our Company did not maintain effective internal control over financial reporting as of June 30, 2015, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

(c) Changes in Internal Controls.

There has been no change in our internal control over financial reporting that occurred during the year ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed
Luis Francisco Saenz	44	President, Chief Executive Officer and Director	October 19, 2009
Luis Santillana	39	Chief Financial Officer, Secretary and Treasurer	July 1, 2012
Patrick Cussen	66	Chairman of the Board	December 5, 2011
Patricio A. Campos	69	Director	October 23, 2011
Eduardo G. de Aguirre	68	Director	October 23, 2011
Harvey McKenzie	69	Director	June 27, 2011
David G. Wahl	70	Director	February 18, 2010
Uong Chon	51	Director	May 23, 2014

Directors are elected to serve until the next meeting of stockholders and until their successors are elected and qualified. Our executive officers are appointed by the Board of Directors and serve at its pleasure.

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

Patrick Cussen joined our Company as Chairman of the Board of Directors in December 2011. Mr. Cussen brings us 43 years of mineral and mining expertise and, since 1991has been the President of Celta Consultoras Limitada, a Chilean mining consulting and service company to the Latin American mining industry, advising global clients including: Antofagasta Minerals, Vale, Phelps Dodge (Freeport), Placer Dome (Barrick), Codelco, Citibank, LS-Nikko Copper and Royal Gold. From 1972 - 1985, Mr. Cussen held numerous positions within Codelco, the world’s largest copper producer, culminating as Managing Director, Chile Copper Ltd., a London based Codelco subsidiary. From 1985 - 1990, Mr. Cussen was VP Sales, Empresa Minera de Mantos Blancos S.A. (subsidiary of Anglo American Chile). Mr. Cussen is currently Chairman of the Board of the Center for Copper and Mining Studies (Cesco), the Chilean think-tank on mining. Mr. Cussen is also a former member of the board of the Chilean Copper Commission. Mr. Cussen is an industrial civil engineer and holds an MA in economics from the University of Chile.

Mr. Cussen’s qualifications to serve on the board of directors include his extensive experience within the Latin American mining industry.

Patricio Campos joined our Board of Directors in September 2011. Mr. Campos brings us valuable domain expertise having over 44 years’ experience in the mining industry, specifically in project exploration, evaluation, technical and economic preparation, plant constructions and operations. His mineral and mining experience includes copper, gold and non-metallic (coal, phosphate, limestone, nitrate and iodine, lithium (brines) minerals, boron and potassium chloride projects. Mr. Campos has also acted as a consultant in the evaluation of ore deposit reserves, copper, gold, iodine, nitrate, coal, phosphate, lithium salares, boron, potassium chloride and potassium sulphate projects. Prior to joining our Company, Mr. Campos previously led and supervised the construction of several plants (iodine, bagging) for Chemical & Mining Co. of Chile Inc. (NYSE: SQM), a multi-national global producer and seller of fertilizers and specialty chemicals and Bifox Ltd. (phosphoric acid, grinding, crushing). Additionally, Mr. Campos has worked as a consultant spanning 30 years for companies such as Anglo American (Salar de Atacama Project), SQM (Salar de Atacama Project), Falcon Mines, MAGSA, ACF Minera S.A., SCM Montevideo & Montecristo, and Sociedad Minera Isla Riesco. Mr. Campos has also actively participated in due diligence processes and negotiations for mining assets such as Algorta Norte S.A.’s iodine project, SQM’s Salar de Atacama and Antucoya copper projects, Codelco´s El Hueso gold mine and other exploration projects, Phelp Dodge’s Safford project, among others. Mr. Campos is a former Professor of Mining Economy at the Mining Department, Universidad de Chile and a former Professor for due diligence, Mining Department, Escuela de Ingenieria, Unversidad de Chile and Instituto de Ingenieros de Minas de Chile. Currently Mr. Campos is a member of the Comité de Recursos Mineros del II MCh (Mining Resources Committee, Chile). Mr. Campos received his Civil Mining Engineering degree from Universidad de Chile and Graduated in economic evaluation and project preparation, Bid-Odeplan - Universidad Católica de Chile. Mr. Campos provides consulting services for BBL, SpA, a related party of Li3 Energy, Inc.

Mr. Campos’s significant experience in the mining industry, specifically in project exploration, evaluation, technical and economic preparation qualifies him to serve as a member of our board of directors.

Eduardo de Aguirre joined our Board of Directors in October 2011. Mr. de Aguirre brings us over 39 years of experience in business development, project management and finance. Since 2007, Mr. de Aguirre has served as Legal Representative to General Dynamics Installation Services Inc., Chile who manufactured and commissioned radio telescopes for the ALMA Project for a total value of about $150MMUS. ALMA is the largest astronomical project in existence in the world, now fully operational in the Atacama Desert in Chile. Its total cost is in the range of billions of dollars. In addition, since 2005, he has acted as Consultant and Sales Representative for Latin America to General Dynamics SATCOM Technologies Inc. Prior to that, from 2000 - 2011, he acted as a consultant for various Chilean entities including Target-DDI, AACA, ASL, Filmosonido and Via Sat. From 1989 - 2000, Mr. de Aguirre served as Regional Manager in South America and as General Manager of the Chilean Subsidiary of Scientific Atlanta, Inc. Mr. de Aguirre is a Civil Industrial Engineer and attended Engineering School at the Catholic University, Santiago, Chile.

Mr. de Aguirre’s qualifications to serve on the board of directors include his experience in business development, project management and finance.

Harvey McKenzie was appointed to our Board of Directors on June 27, 2011. Mr. McKenzie is a Chartered Professional Accountant (“CPA”), granted by the Institute of Chartered Accountants of Ontario, Canada, and has been the CFO and Corporate Secretary of Anconia Resources Corp. (TSXV: ARA.V) since June 2011. Prior thereto, Mr. McKenzie served as the CFO of several Canadian publicly listed exploration, development and producing mining companies, including Red Crescent Resources Limited from January 1, 2013 to March 31, 2014, Martina Minerals Corp. from February 2005 to December 31 2012, Eurotin Inc. from May 2011 to September 2011, Sino Vanadium Inc. from May 2010 to March 2011, Iberian Minerals Corp. from July 2007 to June 2009, Carlisle Goldfields Limited from September 2006 to July 2007, and Asian Mineral Resources Limited from July 2006 to January 2008.  From August 2005 to July 2007, he was the CFO and a director of Card One Plus, Ltd., an electronic payment solutions company. Prior thereto he was the CFO of Thistle Mining Inc. from March 1999 to August 2005 (TSXV: TMG.V). He has also served as a consultant for several private companies and on the boards of several junior Canadian natural resource companies for over a decade. Prior thereto, he was in the financial services sector from 1987 to 1995; and from 1983 to 1987 he served as Director of Information Services of Ernst & Young, Chartered Accountants, in Toronto. From 1977 to 1983, he provided management and controllership functions for various financial institutions. From 1970 to 1977, he served as an Auditor for PricewaterhouseCoopers, Chartered Accountants. Mr. McKenzie obtained his Diploma in Alternate Dispute Resolution from the University of Toronto in 2001. He obtained his CPA designation on November 1, 2012 and prior to this he qualified as a CA from the Institute of Chartered Accountants of Ontario in 1973 and a B.Sc. (Hons.) in Mathematics from the University of Toronto in 1970.

Mr. McKenzie’s qualifications to serve on the board of directors include his extensive financial and accounting experience with publicly listed companies involved in the mining and mineral industry.

David G. Wahl, P. Eng., P.Geo. ICD.D was appointed to our Board of Directors on February 18, 2010.  From 2005 to the present, Mr. Wahl has been the President and CEO of Southampton Associates - Consulting Engineers & Geoscientist, a private consulting concern specializing in mining and technical issues for corporate clients, financial institutions and governments. Mr. Wahl is a Director of Renforth Resources Inc. (TSX-V) and FeminInc (Frankfurt). Mr. Wahl also has served in a technical advisory capacity to certain financial institutions, government agencies, and national legal and accounting firms.  As a past director of the Prospectors and Developers Association, Mr. Wahl provided independent peer review of the OSC/TSE Mining Standard Task Force and for Canadian National Instrument 43-101.  Mr. Wahl contributed to a similar review process as co-chair of the Professional Engineers of Ontario Review Committee.  Mr. Wahl is a graduate of the Colorado School of Mines and received a degree as an Engineer of Mines in 1968. Mr. Wahl is a member of Professional Engineers Ontario and Professional Geoscientists of Ontario, both of which are self-regulatory organizations. Mr. Wahl is also a member of the Institute of Corporate Directors.

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

Board of Directors Meetings

Our business is under the general oversight of the Board of Directors as provided by the laws of Nevada and our bylaws. During the fiscal year ended June 30, 2015, the Board of Directors held five meetings. Except as set forth below, each incumbent director attended at least 75% of the Board of Directors meetings and the meetings of the committees on which he served during fiscal 2015.

Director	Percentage of meetings attended
Patricio A. Campos	60%
Uong Chon	0%

Board Committees

Our Board of Directors currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee and have adopted charters for all such committees. Following the Company´s disposal of the controlling interest in Minera Li, the Board of Directors determined that the Health, Safety, Environment and Community Committee was no longer necessary, and as such it was disbanded on February 4, 2015.

Audit Committee

The purpose of the Audit Committee of the Board of Directors is to represent and assist the Board in monitoring (i) accounting, auditing, and financial reporting processes; (ii) the integrity of our financial statements; (iii) our internal controls and procedures designed to promote compliance with accounting standards and applicable laws and regulations; and (iv) the appointment of and evaluating the qualifications and independence of our independent registered public accounting firm. The Audit Committee’s responsibilities are set forth in its formal charter. The Audit Committee consists of Mr. McKenzie (Chairman), Mr. Cussen and Mr. de Aguirre. The Audit Committee was formed on December 5, 2011, and has met four times during fiscal 2015.

The Company appointed Mr. de Aguirre to the Audit Committee on March 12, 2015.

The Board of Directors has determined that all Audit Committee members are financially literate under the rules of the Nasdaq Stock Market. The Board also determined that Mr. McKenzie qualifies as an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K promulgated under the Exchange Act.

Compensation Committee

The purpose of the Compensation Committee of the Board of Directors is to (i) assist the Board in discharging its responsibilities with respect to compensation of our executive officers, (ii) evaluate the performance of our executive officers, and (iii) administer our stock and incentive compensation plans and recommend changes in such plans to the Board as needed. The Compensation Committee’s specific responsibilities are set forth in its formal charter. The Compensation Committee currently consists of Mr. McKenzie (Chairman), Mr. Cussen and Mr. De Aguirre. The Compensation Committee was formed on December 5, 2011, and met once during fiscal 2015.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee of the Board of Directors is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and its committees, in monitoring a process to assess Board effectiveness and in developing and implementing corporate procedures and policies. The Nominating and Corporate Governance Committee’s specific responsibilities are set forth in its formal charter. The Nominating and Corporate Governance Committee currently consists of Mr. McKenzie (Chairman), Mr. Cussen and Mr. De Aguirre. The Nominating and Corporate Governance Committee was formed on December 5, 2011, and did not meet during fiscal 2015 as any items considered pertinent to this committee were discussed at the Board of Directors meetings.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a Company Code of Ethics and a Code of Ethics for Financial Reporting Officers (collectively, “Codes”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our Codes will be provided to any person requesting same without charge. To request a copy of our Code of Ethics or Code of Ethics for Financial Reporting Officers please make written request to our President c/o Matias Cousiño 82, Of. 806, Santiago de Chile, Chile. The Codes are also filed as an exhibit to this annual report. We believe our Codes are reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Whistle Blowing Policy

We have adopted a Company Whistle Blowing Policy, for which a copy will be provided to any person requesting same without charge. To request a copy of our Whistle Blowing Policy please make written request to our President c/o Matias Cousiño 82, Of. 806, Santiago de Chile, Chile. We believe our Whistle Blowing Policy is reasonably designed to provide an environment where our employees and consultants may raise concerns about any and all dishonest, fraudulent or unacceptable behaviour, which, if disclosed, could reasonably be expected to raise concerns regarding the integrity, ethics or bona fides of the Company.

Compliance with Section 16(a) of the Exchange Act

Prior to March 16, 2011, our common stock was not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders were not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act prior to that date.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under  Rule 16a-3(e) under the Exchange Act during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation to the Company from the reporting person that no Form 5 is required, no person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of the Company’s common stock, or any other person known to the Company to be subject to section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except: Eduardo G. de Aguirre (1 late filing) and David G. Wahl (3 late filings).

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended June 30, 2015 and June 30, 2014 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2015; and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2014 that received annual compensation during such fiscal year in excess of $100,000.

Summary Compensation Table

							Change
							in
							Pension
							Value
							and Non-
						Non-Equity	qualified
	Year					Incentive	Deferred
	Ended			Stock	Option	Plan	Compensation	All Other
Name and Principal	June 30,	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Position	2014	($)	($)	($)	($)	($)	($)	($)	Total ($)
Luis Francisco Saenz	2015	190,625	-	153,125	-	-	-	4,649	348,399
Chief Executive Officer (1)	2014	246,785	-	3,215	-	-	-	556	250,556

Luis Santillana	2015	141,530	-	80,813	-	-	-	4,522	226,865
Chief Financial Officer (2)	2014	182,687	-	2,313	-	-	-	-	185,000

(1)	Mr. Saenz was appointed our Chief Executive Officer as of October 19, 2009. Mr. Saenz has an employment agreement with us as described below. We have been paying Mr. Saenz at the rate of $250,000 per annum until March 31, 2015 and $125,000 per annum from April 1, 2015 to June 30, 2015. From June 1, 2014 to March 31, 2015, Mr. Saenz agreed to receive $3,125 of his monthly salary in shares of common stock of the Company in lieu of cash salary. The number of shares of common stock issued was calculated based on the average closing price of the Company´s common stock for the thirty day period prior to, and including, the due date for such salary. Pursuant to the amendment to the employment agreement with Mr. Saenz dated April 8, 2015, the Company issued 8,928,571 shares of common stock to Mr. Saenz valued at $125,000. The Company paid $4,649 and $556, respectively, in medical insurance for Mr. Saenz during fiscal years 2015 and 2014.

(2)

Mr. Santillana served as our Vice President of Finance from March 1, 2012 until June 30, 2012, when he was appointed Chief Financial Officer. Mr. Santillana has an employment agreement with us as described below. We have been paying Mr. Santillana at the rate of $185,000 per annum from his commencement until March 31, 2015 and $92,500 per annum from April 1, 2015 to June 2015. From June 1, 2014 to March 31, 2015, Mr. Santillana agreed to receive $2,313 of his monthly salary in shares of common stock of the company in lieu of cash salary. The number of shares of common stock issued was calculated based on the average closing price of the Company´s common stock for the thirty day period prior to, and including, the due date for such salary. Pursuant to the amendment to the employment agreement with Mr. Santillana dated April 8, 2015, the Company issued 4,285,715 shares of common stock to Mr. Saenz valued at $60,000. During the year ended June 30, 2015, the Company paid $4,522 in medical insurance for Mr. Santillana.

Outstanding Equity Awards at Fiscal Year-End

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2009 Equity Incentive Plan. (See “Market for Common Equity and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans,” above).

The following tables set forth information regarding stock options held by the Company’s Named Executive Officers at June 30, 2015.

Option Awards
Equity incentive
plan awards:
	Number of	Number of	Number of
	securities	securities	Securities
	underlying	underlying	underlying
	unexercised	unexercised	unexercised	Option plan
	options	options	unearned	exercise	Option
Name	exercisable (#)	unexercisable (#)	options (#)	price ($)	expiration date
Luis Santillana (1)	250,000	-	-	$0.40	March 1, 2017

(1)

Pursuant to an Employment Agreement, Mr. Santillana received a grant of 250,000 restricted stock units under the 2009 Plan, which vested in three equal instalments on each of March 1, 2013, 2014 and 2015. As of June 30, 2015, all of the restricted stock units have vested pursuant to which 250,000 shares of common stock have been issued. The Company also agreed to grant Mr. Santillana an option under the 2009 Plan to purchase an aggregate of 250,000 shares of our common stock, exercisable for a term of five years at an exercise price of $0.40 per share, all of which are fully vested.

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

Employment Agreement with Luis Saenz

We entered into an Employment Services Agreement with our Chief Executive Officer (CEO), Luis Saenz, effective as of August 24, 2011.  Under the Employment Services Agreement, the base salary of Mr. Saenz was determined by our Board of Directors.  The Employment Services Agreement had an initial term of one year and was automatically renewed for successive one-year terms unless either party delivered timely notice of its intention not to renew. Our Board of Directors also had sole discretion to pay Mr. Saenz an annual bonus at such time and in such amount as it so determined. We granted Mr. Saenz 700,000 restricted stock units under our 2009 Equity Incentive Plan, which vested in three equal instalments on each of January 15, 2012, 2013 and 2014.

On April 8, 2015, the Company entered into Amendment No. 1 (the “Saenz Amendment”) to the Employee Services Agreement with its CEO. Pursuant to the Saenz Amendment, the CEO´s term will terminate on December 31, 2015 (the “Termination Date”) unless the parties agree in writing to extend the term prior to that date. The CEO was paid a base salary of $10,416 per month for the period April 1, 2015 to June 30, 2015 (reduced from $20,833 per month) and will be paid a base salary of $5,208 per month for the period July 1, 2015 to December 31, 2015. The Saenz Amendment also imposes payments and conditions related to certain corporate events. In consideration of the Saenz Amendment, the Company agreed to issue the CEO 8,928,571 shares of common stock of the Company valued at $125,000 and recorded as stock compensation expense within general and administrative expenses in the consolidated statements of operations.

Mr. Saenz’s employment by us remains “at-will” and terminable at any time for any reason or for no reason. If Mr. Saenz’s employment is terminated by us without Cause, we must continue to pay him any base salary at the rate then in effect for a period of 18 months. If we terminate Mr. Saenz’s employment without Cause, or in connection with a Change of Control, or if Mr. Saenz terminates the Employment Services Agreement for Good Reason, or in the event of a termination of employment due to a permanent disability, we will continue to pay him any base salary at the rate then in effect until the Termination Date.

For the duration of the employment period and, unless we terminate Mr. Saenz’s employment without Cause, for the period until the Termination Date, Mr. Saenz has agreed not to directly or indirectly compete with any business engaged in by us or proposed to be engaged in by us during the period of his employment anywhere within the countries in which we are then operating.

The foregoing is a summary of the principal terms of the Employment Services Agreement and the Saenz Amendment and is qualified in its entirety by the detailed provisions of the actual agreements, which are incorporated by reference as exhibits to this Report and are incorporated herein by reference.

From June 1, 2014 until March 31, 2015, Mr. Saenz agreed to receive $3,125 of his monthly salary in shares of common stock of the Company in lieu of cash salary. The number of shares of common stock issued was calculated based on the average closing price of the Company´s common stock for the thirty day period prior to, and including, the due date for such salary.

Employment Services Agreement with Luis Santillana

We are party to an Employment Services Agreement with Mr. Santillana, dated as of December 1, 2011, amended as of April 10, 2012 (the “Employment Agreement”). Under the Employment Agreement, Mr. Santillana was appointed as our Chief Financial Officer (“CFO”), and we paid Mr. Santillana an annual base salary of $185,000. The Employment Agreement had an initial term of one year and was automatically renewed for successive one-year terms unless either party delivered timely notice of its intention not to renew. Pursuant to the Employment Agreement, we may also pay Mr. Santillana an annual bonus of up to 50% of his base salary, at such time and in such amount as may be determined by our Board of Directors in its sole discretion. We granted Mr. Santillana 250,000 restricted stock units under our 2009 Equity Incentive Plan, which vested in three equal instalments on each of March 1, 2013, 2014 and 2015. We also granted Mr. Santillana an option under our 2009 Equity Incentive Plan to purchase an aggregate of 250,000 shares of our common stock, exercisable for a term of five years at an exercise price of $0.40 per share, which vested in its entirety on September 1, 2013.

On April 8, 2015, the Company entered into Amendment No. 1 (the “Santillana Amendment”) to the Employee Services Agreement with its CFO, dated as of December 1, 2011 (as amended on April 10, 2012). Pursuant to the Santillana Amendment, the CFO´s term will terminate on December 31, 2015 (the “Termination Date”) unless the parties agree in writing to extend the term prior to that date. The CFO was paid a base salary of $7,708 per month for the period April 1, 2015 to June 30, 2015 (reduced from $15,417 per month) and a base salary of $3,854 per month for the period July 1, 2015 to December 31, 2015. The Santillana Amendment also imposes payments and conditions related to certain corporate events. In consideration of the Santillana Amendment, the Company agreed to issue the CFO 4,285,715 shares of common stock of the Company valued at $60,000 and recorded as stock compensation expense within general and administrative expenses in the consolidated statements of operations.

Mr. Santillana’s employment by us is “at-will” and terminable at any time for any reason or for no reason. If Mr. Santillana’s employment is terminated by us without Cause or in connection with a Change of Control (as such terms are defined in the Employment Agreement) or if he terminates his employment for Good Reason (as defined in the Employment Agreement), his options will expire nine months after such termination. If we terminate Mr. Santillana’s employment without Cause, or in connection with a Change of Control, or if Mr. Santillana terminates his employment for Good Reason, or in the event of a termination of employment due to a permanent disability, we will continue to pay Mr. Santillana his base salary at the rate then in effect for until the Termination Date.

For the duration of the employment period and, unless we terminate Mr. Santillana’s employment without Cause, for the period until the Termination Date, Mr. Santillana has agreed not to directly or indirectly compete with any business engaged in by us or proposed to be engaged in by us during the period of his employment anywhere within the countries in which we are then operating.

The foregoing is a summary of the principal terms of the Employment Agreement and the Santillana Amendment and is qualified in its entirety by the detailed provisions of the actual agreements, which are filed as an exhibit to this Annual Report and are incorporated herein by reference.

From June 1, 2014 until March 31, 2015, Mr. Santillana agreed to receive $2,313 of his monthly salary in shares of common stock of the Company in lieu of cash salary. The number of shares of common stock issued was calculated based on the average closing price of the Company´s common stock for the thirty day period prior to, and including, the due date for such salary.

Compensation of Non-Employee Directors

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended June 30, 2015 to all individuals that served on our board of Directors for us at any time during the fiscal year ended June 30, 2015:

Director Compensation
Name	Fees Accrued ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patrick Cussen	-	58,667	-	-	-	-	58,667
Patricio A. Campos	10,833	17,000	-	-	-	-	27,833
Eduardo G. de Aguirre	-	29,291	-	-	-	-	29,291
Harvey McKenzie	-	36,667	-	-	-	-	36,667
David G. Wahl	-	22,000	-	-	-	-	22,000
Uong Chon	22,000	-	-	-	-	-	22,000
Total	32,833	163,625	-	-	-	-	196,458

On May 2, 2012, our Board adopted a plan of compensation for its non-employee directors’ services to the Company, pursuant to which each current and former non-employee director shall be paid cash (the “Cash Director Compensation”) at the greatest of the following annual rates that applies to such director during the relevant time periods: $64,000 for the Chairman of the Board; $40,000 for the Audit Committee Chairman; $34,000 for the Chairman of any other standing Board committee; and $24,000 for directors who do not chair any committees. On February 4, 2015, our Board resolved to reduce the compensation due to each director by 25% from March 1, 2015, such that the annual rates became: $48,000 for the Chairman of the Board; $30,000 for the Audit Committee Chairman; $25,500 for the Chairman of any other standing Board committee; and $184,000 for directors who do not chair any committees. The Cash Director Compensation shall be deemed to begin to accrue retroactively for each non-employee director on the later of such director’s initiation of substantial involvement with the Board, as determined in good faith by the Chief Executive Officer, and July 1, 2011 (each such director’s “Compensation Start Date”). The increased rates of Cash Director Compensation for the Chairman of the Board and Committee Chairmen shall only apply to the period of time that the relevant director served in such capacity.

During the year ended June 30 2015, the Company issued an aggregate of 10,670,558 shares of our common stock as consideration in lieu of $184,125 in accrued Director Compensation, of which $49,000 related to fees accrued during the year ended June 30, 2014. On August 5, 2015, the Company agreed to issue an aggregate of 3,084,113 shares of our common stock as consideration in lieu of $33,000 of Director Compensation accrued during the year ended June 30, 2015. We likely will continue to issue common stock for this purpose where feasible.

On May 2, 2012, the Board also determined to grant to each of its non-employee directors other than the Chairman of the Board 100,000 Restricted Stock Units under the 2009 Plan, which were to vest in three equal instalments on each of the first three anniversaries of such director’s Compensation Start Date. The Board also determined to grant to the Chairman of the Board 300,000 Restricted Stock Units under the 2009 Plan, which were to vest in three equal instalments on each of the first three anniversaries of his becoming Chairman of the Board. However, such restricted stock units have not yet been granted, as we do not have sufficient shares authorized at this time for issuance pursuant to awards under our 2009 Plan to accommodate all of such restricted stock units.

Equity Compensation Plan Information

On October 19, 2009, our Board of Directors adopted, and our stockholders approved, the 2009 Equity Incentive Plan (the “2009 Plan”), which reserved a total of 5,000,000 shares of our common stock for issuance under the 2009 Plan (3,450,000 shares of which have been issued and the restrictions thereon lapsed).  If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan.

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

Grants to Officers and Directors

The Board granted 700,000 restricted stock units to Mr. Saenz under the 2009 Plan. All of the restricted stock units have vested and been issued as follows: 233,334 shares issued on January 15, 2012, 233,333 shares issued on January 15, 2013 and 233,333 shares issued on January 15, 2014.

Pursuant to an Employment Agreement, we granted Mr. Santillana 250,000 restricted stock units under the 2009 Plan, all of which have vested and been issued as follows: 83,334 shares issued on March 1, 2013, 83,333 shares issued on March 1, 2014 and 83,333 shares issued on March 1, 2015. We also granted Mr. Santillana an option under the 2009 Plan to purchase an aggregate of 250,000 shares of our common stock, exercisable for a term of five years at an exercise price of $0.40 per share, which option has vested.

On May 2, 2012, the Board determined to grant to each of its non-employee directors other than the Chairman of the Board 100,000 Restricted Stock Units under the 2009 Plan, which were to vest in three equal instalments on each of the first three anniversaries of such director’s Compensation Start Date. The Board also determined to grant to the Chairman of the Board 300,000 Restricted Stock Units under the 2009 Plan, which were to vest in three equal instalments on each of the first three anniversaries of his becoming Chairman of the Board. However, such restricted stock units have not yet been granted, as we do not have sufficient shares authorized at this time for issuance pursuant to awards under our 2009 Plan to accommodate all of such restricted stock units.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of November 6, 2015 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse. Information given with respect to beneficial owners who are not officers or directors of ours is to the best of our knowledge. Unless otherwise noted, the address of each director and executive officer listed below is c/o Li3 Energy, Inc., Matias Cousiño 82, Of. 806, Santiago de Chile, Chile.

Title of Class: Common Stock

	Amount and Nature
	of Beneficial		Percentage Of
Name and Address of Beneficial Owner	Ownership(1)		Class (2)

Luis Francisco Saenz	17,353,965		3.6%
Luis Santillana	6,417,534	(3)	1.3%
Patrick Cussen	12,112,374	(6)	2.5%
Patricio A. Campos	22,070,956	(4)(5)	4.6%
Eduardo G. de Aguirre	4,527,007	(4)	*
Harvey McKenzie	5,703,773	(4)	1.2%
David G. Wahl	3,409,232	(4)	*
Uong Chon	-		0%

All directors and executive officers as a group (8 persons)	71,344,841	(3)(4)(6)(8)	14.8%

POSCO Canada Ltd.
650 W. Georgia St., Suite 2350
Vancouver, British Columbia
V6B 4N9
Canada	100,595,238		20.8%

Calcata Sociedad Anónima S.A.
San Antonio N°19, Of. 1601
Santiago, Santiago
Chile	51,041,666	(7)(8)	10.6%

*           Indicates less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes having or sharing voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of November 6, 2015, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentages are based upon 483,291,849 shares of common stock issued and outstanding as of November 6, 2015.

(3)	Includes 250,000 shares of common stock issuable upon exercise of options.

(4)	Does not include 100,000 shares of common stock issuable pursuant to restricted stock units that the Board determined to grant under the 2009 Plan, but which have not yet been granted due to an insufficient number of shares being authorized for issuance pursuant to awards granted under the 2009 Plan. 400,000 of such restricted stock units have vested at November 6, 2015.

(5)	Includes 18,375,000 shares of our common stock held by Campos Mineral Asesorias Profesionales Limitada, an entity controlled by Mr. Campos, a director of the Company.

(6)	Does not include 2,345,895 shares of common stock held by Celta Consultores Limitada (“Celta”). Although Mr. Cussen owns a minority equity interest in Celta, he does not have voting or dispositive power over the securities held by Celta and disclaims beneficial ownership thereof, except to the extent of his pecuniary interest therein. Does not include 300,000 shares of common stock issuable pursuant to restricted stock units that the Board determined to grant under the 2009 Plan, but which have not yet been granted due to an insufficient number of shares being authorized for issuance pursuant to awards granted under the 2009 Plan. All such restricted stock have vested at November 6, 2015.

(7)	Estimate of beneficial ownership, based on information available to us. The beneficial owner may have acquired shares held in street name, of which we are not aware.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors adopted, and our stockholders approved, the 2009 Plan on October 19, 2009. The 2009 Plan reserved a total of 5,000,000 shares of our common stock for issuance pursuant to awards granted thereunder (3,450,000 of which have been issued and the restrictions with respect thereto have lapsed). If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan. As of the date hereof, we have outstanding option awards under the 2009 Plan exercisable for an aggregate of 1,250,000 shares of our common stock, the options of which are fully vested. In addition, we granted a restricted stock award under the 2009 Plan with respect to 2,500,000 shares of common stock which are fully vested and issued. We also issued Restricted Stock Units under the 2009 Plan with respect to 950,000 shares of common stock which are fully vested and issued. Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 800,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. We have not maintained any other equity compensation plans since our inception.

The table provided under Item 5 above contains information with respect to the shares of common stock that may be issued under our existing equity compensation plans as of June 30, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

To date, we have not executed either the memorandum of understanding or the joint venture agreement referred to above.

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

Audit Fees

The aggregate fees billed to us by our principal independent public accountant for services rendered during the fiscal years ended June 30, 2015 and 2014, are set forth in the table below:

	Fiscal year	Fiscal year
	Ended	Ended
Fee Category	June 30, 2015	June 30, 2014
Audit fees (1)	$61,355	$160,890
Audit-related fees (2)	-	25,533
Tax fees (3)	17,050	14,682
All other fees (4)	-	-
Total fees	$78,405	$201,105

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

In accordance with its charter, our Audit Committee approves in advance all audit and non-audit services to be provided by our independent registered public accounting firm. During the years ended June 30, 2015 and 2014, all such services were pre-approved by either our Board or our Audit Committee, in accordance with these policies.

Our Board selected GBH CPAs, PC as our independent registered public accounting firm for purposes of auditing our financial statements for the year ended June 30, 2015.  In accordance with Board’s practice, GBH CPAs, PC was pre-approved by the Board to perform these audit services for us prior to its engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

Our consolidated financial statements are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on June 24, 2005 (1)

3.2	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 11, 2008 (2)

3.3	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on October 19, 2009 (4)

3.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 15, 2011 (17)

3.5	Amended and Restated Bylaws of the Registrant(20)

4.1	Form of Investor A Warrant of the Registrant, issued in connection with a private placement of which several closings were held in November and December of 2009 (5)

4.2	Form of Investor B Warrant of the Registrant, issued in connection with a private placement of which several closings were held in November and December of 2009 (5)

4.3	Form of Warrant of the Registrant, issued in connection with a private placement of which several closings were held in June, July and September of 2010 (10)

4.4	Form of Warrant included in the D Units sold in the Second 2010 Unit Offering (13)

4.5	Form of Warrant included in the E Units sold in the Third 2010 Unit Offering (15)

4.6	Form of Warrant included in the units issued in private placement in April and May, 2011 (16)

4.7	Form of Warrant issued pursuant to Securities Purchase Agreement dated as of August 24, 2011, between the Registrant and POSCAN (18)

4.8	Form of Warrant issued pursuant to the Additional Agreement to Securities Purchase Agreement, dated as of August 17, 2012, between the Registrant and POSCAN (26)

4.9	Form of Bonus Warrant issued pursuant to the Additional Agreement to Securities Purchase Agreement, dated as of August 17, 2012, between the Registrant and POSCAN (26)

10.1 †	Registrant’s 2009 Stock Incentive Plan adopted October 19, 2009 (5)

10.2 †	Form of Stock Option Agreement under the Registrant’s 2009 Equity Incentive Plan (5)

10.3	Form of Subscription Agreement between the Registrant and each subscriber in a private placement offering of units (5)

10.12	Registration Rights Agreement, dated as of February 16, 2010, among the Registrant, Next Lithium Corp. and Next Lithium (Nevada) Corp. (7)

10.14 †	Engagement Letter, dated January 7, 2010, between the Registrant and Marin Management Services, LLC (8)

10.18	Form of Subscription Agreement between the Registrant and each subscriber in the private placement of which several closings were held in June, July and September of 2010 (10)

10.19	Form of Registration Rights Agreement between the Registrant and the subscribers in the private placement of which several closings were held in June, July and September of 2010 (9)

10.20	Addendum to Master Option Agreement between Lacus Minerals S.A. and the Registrant, dated as of July 30, 2010 (12)

10.21	Stock Purchase Agreement, dated as of August 3, 2010, among the Registrant, Pacific Road Capital A Pty. Limited, as trustee for Pacific Road Resources Fund A, Pacific Road Capital B Pty. Limited, as trustee for Pacific Road Resources Fund B, and Pacific Road Capital Management G.P. Limited, as General Partner of Pacific Road Resources Fund L.P. (11)

10.22†	Employment Services Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (12)

10.23†	Form of Restricted Stock Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (12)

10.24	Letter Agreement between the Registrant and LW Securities, Ltd., dated November 24, 2010 (13)

10.25	Form of Subscription Agreement between the Registrant and each Subscriber in the Second 2010 Unit Offering (13)

10.27	Investment Agreement, dated as of December 2, 2010, between the Registrant and Centurion Private Equity, LLC (11)

10.28	Registration Rights Agreement, dated as of December 2, 2010, between the Registrant and Centurion Private Equity, LLC (14)

10.29	Form of Subscription Agreement between the Registrant and each Subscriber in the Third 2010 Unit Offering (15)

10.31 †	Amendment No. 1 to Employment Services Agreement, dated as of December 14, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (13)

10.32	Settlement Agreement, dated as of December 30, 2010, between the Registrant and Robert James Sedgemore (13)

10.33	Binding Letter of Intent between the Registrant and shareholders of Sociedades Legales MinerasLitio 1 a 6 de la Sierra Hoyada de Maricunga, dated as of February 24, 2011, relating to Registrant’s acquisition of a controlling interest in certain assets (16)

10.34	Form of Securities Purchase Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011 (16)

10.36	Form of Registration Rights Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011 (16)

10.37	Amending Agreement, dated as of March 30, 2011, between the Registrant and the Alfredo Sellers, amending the Stock Purchase Agreement between Registrant and the Alfredo Sellers dated as of August 3, 2010 (11)

10.38	Credit Agreement, dated as of May 2, 2011, between the Registrant and certain private institutional investors (16)

10.39	Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga dated as of May 20, 2011 (16)

10.40	Securities Purchase Agreement dated as of August 24, 2011, between the Registrant and POSCAN (11)

10.41	Investor Rights Agreement dated as of August 24, 2011, between the Registrant and POSCAN (11)

10.42	Employment Services Agreement between the registrant and Luis Saenz, effective as of August 24, 2011 (18)
10.43	Amendment and Waiver Agreement with the holders of the Registrant’s zero-coupon bridge notes, dated as of August 25, 2011 (18)

10.44 †	Consulting Services Agreement between the Registrant and R&M Global Advisors, dated November 23, 2011, with respect to Eric Marin’s services as Interim Chief Financial Officer of the Registrant (19)

10.45	Agreement Between R3 Fusion and Li3 Energy, dated as of January 12, 2012 (21)

10.46	Form of 15% Bridge Notes issued by the Registrant (30)

10.47 †	First Amendment to Registrant’s 2009 Stock Incentive Plan, dated May 2, 2012 (22)

10.48 †	Second Amendment to Registrant’s 2009 Stock Incentive Plan, dated June 17, 2012 (23)

10.49 †	Amendment No. 1 to Contractor Services Agreement between the Registrant and R&M Global Advisors, Inc., dated as of June 30, 2012 (24)

10.50	Additional Agreement to the Securities Purchase Agreement between the Registrant and POSCAN, dated as of August 17, 2012 (25)

10.51 †	Employment Services Agreement between the Registrant and Luis Santillana, dated as of December 1, 2011 (29)

10.52 †	Amendment to Employment Services Agreement between the Registrant and Luis Santillana, dated as of March 1, 2012 (29)

10.53	Form of Settlement Agreement between the Registrant and the Receivable Holders entered into on September 7, 2012 (31)

10.54	Second Amendment and Waiver Agreement with the holders of the Registrant’s zero-coupon bridge notes, dated as of September 28, 2012 (28)
10.55	Memorandum of Understanding dated March 17, 2013 for the Merger of Blue Wolf Mongolia Holdings Corp and the Registrant (32)

10.56	Purchase Agreement between the Registrant and Jose Resk Nara and Carlos Alfonso Iribarren to purchase all of the outstanding shares of SLM Cocina Diecinueve de la Hoyada de Maricunga dated April 16, 2013 (33)

10.57	Agreement and Plan of Merger by and among the Registrant, Blue Wolf Mongolia Holdings Corp. and Blue Wolf Acquisition Sub dated May 21, 2013 (34)

10.58	Shares Purchase-Sale of Minera Li Energy SPA from Li3 Energy, Inc. to BBL SPA, dated January 27, 2014 (35)

10.59	Third Extraordinary Shareholders Meeting of Minera Li Energy SPA, dated January 27, 2014 (35)

10.60	Shareholders´ Agreement of Minera Li Energy SPA, dated January 27, 2014 (35)

10.61	Assignment of Contentious Rights and Credit Sociedad Legal MineraLitio 1 de la Sierra Hoyada de Maricunga and Others and Inversiones Tierras Raras SPA, dated January 27, 2014 (35)

10.62	Form of Registration Damages Settlement Agreement between Registrant and certain shareholders of the Company who participated in a private placement with the Company in April and May of 2011 (36)

10.63	Loan Contract and Pledge Without Transfer of Possession between BBL SpA and the Company, dated February 3, 2015 (36)

10.64 †	Amendment No. 1 to Employment Services Agreement between the Registrant and Luis Saenz, dated April 8, 2015 (37)

10.65 †	Amendment No. 1 to Employment Services Agreement between the Registrant and Luis Santillana, dated April 8, 2015 (37)

14.1	Code of Ethics (3)

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*¶	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*¶	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed with the Securities and Exchange Commission on August 19, 2005 as an exhibit to the Registrant’s registration statement on Form SB-2 (SEC File No. 333-127703), which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on July 29, 2008 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on September 25, 2008 as an exhibit to the Registrant’s annual report on Form 10-KSB, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on October 23, 2009 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on November 16, 2009 as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on January 25, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on March 18, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on May 14, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(9)	Filed with the Securities and Exchange Commission on June 15, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(10)	Filed with the Securities and Exchange Commission on July 19, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(11)	Filed with the Securities and Exchange Commission on March 15, 2012 as an exhibit to Amendment No. 8 to Registration Statement on Form S-1/A, which exhibit is incorporated herein by reference.

(12)	Filed with the Securities and Exchange Commission on November 4, 2010, as an exhibit to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(13)	Filed with the Securities and Exchange Commission on February 22, 2011, as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(14)	Filed with the Securities and Exchange Commission on December 8, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(15)	Filed with the Securities and Exchange Commission on December 15, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(16)	Filed with the Securities and Exchange Commission on May 23, 2011, as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(17)	Filed with the Securities and Exchange Commission on March 16, 2011, as an exhibit to the Registrant’s registration statement on Form 8-A, which exhibit is incorporated herein by reference.

(18)	Filed with the Securities and Exchange Commission on August 26, 2011 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(19)	Filed with the Securities and Exchange Commission on November 29, 2011 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(20)	Filed with the Securities and Exchange Commission on January 30, 2014, as an exhibit to the Registrant’s current report on Form 8-K,and incorporated herein by reference.

(21)	Filed with the Securities and Exchange Commission on January 20, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(22)	Filed with the Securities and Exchange Commission on May 18, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(23)	Filed with the Securities and Exchange Commission on June 21, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(24)	Filed with the Securities and Exchange Commission on July 5, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(25)	Filed with the Securities and Exchange Commission on August 24, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(26)	Filed with the Securities and Exchange Commission on August 24, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(27)	Filed with the Securities and Exchange Commission on January 6, 2012 as an exhibit to Amendment No. 2 to the Registrant’s annual report on Form 10-K/A, which exhibit is incorporated herein by reference.

(28)	Filed with the Securities and Exchange Commission on October 10, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(29)	Filed with the Securities and Exchange Commission on September 21, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(30)	Filed with the Securities and Exchange Commission on October 15, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

(31)	Filed with the Securities and Exchange Commission on September 13, 2012 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(32)	Filed with the Securities and Exchange Commission on March 21, 2013 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(33)	Filed with the Securities and Exchange Commission on May 1, 2013 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(34)	Filed with the Securities and Exchange Commission on May 21, 2013 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(35)	Filed with the Securities and Exchange Commission on May 15, 2014 as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(36)	Filed with the Securities and Exchange Commission on May 15, 2015 as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(37)	Filed with the Securities and Exchange Commission on April 9, 2015 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

*       Filed herewith.

¶	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if and to the extent that the Registrant specifically incorporates it by reference.

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Li3 ENERGY, INC.

Dated: November 6, 2015	By:	/s/ Luis Saenz
Luis Saenz
Chief Executive Officer
(principal executive officer)

	By:	/s/ Luis Santillana
Luis Santillana
Chief Financial Officer
(principal financial officer and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luis Saenz	Chief Executive Officer (principal	November 6, 2015
Luis Saenz	executive officer), and Director

/s/ Patrick A. Cussen	Director	November 6, 2015
Patrick A. Cussen

/s/ Patricio A. Campos	Director	November 6, 2015
Patricio A. Campos

/s/ Eduardo G. de Aguirre	Director	November 6, 2015
Eduardo G. de Aguirre

/s/ Harvey McKenzie	Director	November 6, 2015
Harvey McKenzie

/s/ David G. Wahl	Director	November 6, 2015
David G. Wahl

/s/Uong Chon	Director	November 6, 2015
Uong Chon

LI3 ENERGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Li3 Energy, Inc.

Santiago de Chile, Chile

We have audited the accompanying consolidated balance sheets of Li3 Energy, Inc. as of June 30, 2015 and 2014, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Li3 Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Li3 Energy, Inc., as of June 30, 2015 and 2014, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

November 6, 2015

LI3 ENERGY, INC.

Consolidated Balance Sheets

	June 30, 2015	June 30, 2014
Assets
Current assets:
Cash	$6,217	$38,490
Prepaid expenses and advances	51,760	35,781
Receivable from BBL for sale of controlling interest in Minera Li	997,796	-
Total current assets	1,055,773	74,271
Receivable from BBL for sale of controlling interest in Minera Li	-	994,017
Equity investment in Minera Li	7,336,375	7,572,425
Property and equipment, net	-	322
Total non-current assets	7,336,375	8,566,764
Total assets	$8,392,148	$8,641,035

Liabilities & Stockholders´ Equity
Current liabilities:
Accounts payable	$358,045	$239,441
Accrued expenses	278,477	805,976
Accrued registration rights penalties	-	518,243
Common stock payable	276,678	291,116
Note payable	-	50,000
Convertible note payable	-	45,000
Current portion of long-term notes payable to BBL	1,020,000	-
Current portion of derivative liabilities	4,040	142,017
Total current liabilities	1,937,240	2,091,793
Long-term notes payable to BBL	200,000	240,000
Derivative liabilities	-	1,706,990
Total non-current liabilities	200,000	1,946,990
Total liabilities	2,137,240	4,038,783

Commitments and contingencies

Common stock subject to rescission, 65,000 shares issued and outstanding	3,041	3,041

Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 477,119,526 and 435,006,181 shares issued and outstanding, respectively	477,120	435,006
Additional paid-in capital	71,808,625	70,610,958
Accumulated deficit	(66,033,878)	(66,446,753)
Total stockholders' equity	6,251,867	4,599,211
Total liabilities and stockholders´ equity	$8,392,148	$8,641,035

See accompanying notes to the consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Operations

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014
Operating expenses:
Exploration expenses	-	(47,240)
Mineral rights impairment expense	-	(6,485,438)
Gain on sale of mineral rights	-	120,000
Loss from Minera Li equity investment	(236,050)	(106,589)
Debt modification expense	-	(300,000)
Gain on settlements, net	-	1,536,822
General and administrative expenses	(1,390,428)	(2,012,850)
Total operating expenses	(1,626,478)	(7,295,295)

Other income (expense):
Loss on sale of controlling interest in Minera Li	-	(43,315)
Gain on debt extinguishment	333,769	85,864
Change in fair value of derivative liability instruments	1,844,967	1,944,388
Gain on foreign currency transactions	1,532	51,364
Interest expense, net	(140,915)	(1,172,571)
Total other income	2,039,353	865,730

Net income (loss)	412,875	(6,429,565)
Net loss attributable to non-controlling interests	-	2,596,551
Net income (loss) attributable to Li3 Energy, Inc.	$412,875	$(3,833,014)

Net income (loss) per common share - basic	$0.00	$(0.01)
Net income (loss) per common share - diluted	$0.00	$(0.01)

Weighted average number of common shares outstanding - basic	447,583,953	414,294,512
Weighted average number of common shares outstanding - diluted	448,383,953	414,294,512

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.

Consolidated Statements of Changes in Stockholders´ Equity

Years Ended June 30, 2015 and 2014

				Deficit
				Accumulated
			Additional	During the	Non-	Total
	Common Stock		Paid-in	Exploration	Controlling	Stockholders
	Shares	Par Value	Capital	Stage	Interest	Equity

Balance, June 30, 2013	395,497,453	$395,497	$69,327,269	$(62,613,739)	$4,322,154	$11,431,181

Stock-based compensation:
Amortization of stock-based compensation	-	-	38,207	-	-	38,207
Stock issued pursuant to vesting of restricted stock units	316,666	317	(317)	-	-	-

Beneficial conversion feature of convertible debt	-	-	700,000	-	-	700,000

Stock issued to settle liabilities:
Stock issued to directors and employees for services	13,054,919	13,055	245,276	-	-	258,331
Stock issued to third parties for services	3,620,802	3,621	76,724	-	-	80,345

Stock issued on conversion of debt	22,516,341	22,516	223,799	-	-	246,315

Deconsolidation of Maricunga on sale of controlling interest	-	-	-	-	(1,725,603)	(1,725,603)

Net loss				(3,833,014)	(2,596,551)	(6,429,565)

Balance, June 30, 2014	435,006,181	$435,006	$70,610,958	$(66,446,753)	$-	$4,599,211

Stock-based compensation:
Amortization of stock-based compensation	-	-	7,843	-	-	7,843

Stock issued to settle liabilities:
Stock issued to directors and employees for services	27,143,285	27,144	396,356	-	-	423,500
Stock issued in settlement of registration rights penalties	14,970,060	14,970	793,468	-	-	808,438

Net income	-	-	-	412,875	-	412,875

Balance, June 30, 2015	477,119,526	$477,120	$71,808,625	$(66,033,878)	$-	$6,251,867

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net income (loss)	$412,875	$(6,429,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	322	13,577
Loss on write off of fixed assets	-	4,786
Mineral rights impairment expense	-	6,485,438
Gain on sale of mineral rights	-	(120,000)
Loss from Minera Li equity investment	236,050	106,589
Loss on sale of controlling interest in Minera Li	-	43,315
Gain on sale of Noto Energy	(4,245)	-
Gain on settlements, net	-	(1,536,822)
Stock-based compensation	232,843	78,425
Gain on debt extinguishment	(333,769)	(85,864)
Change in fair value of derivative liabilities	(1,844,967)	(1,944,388)
Zero coupon interest accretion and amortization of debt discount on convertible notes	-	892,548
Amortization of deferred financing costs	-	30,592
Gain on foreign currency transactions	(1,532)	(51,364)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and advances	(12,090)	27,957
Accretion of interest income on BBL receivable	(3,779)	(1,574)
Increase in accounts payable	120,280	62,315
Increase in accrued expenses	185,739	523,601
Net cash used in operating activities	(1,012,273)	(1,900,434)

Cash flows from investing activities
Proceeds from sale of controlling interest in Minera Li	-	1,500,000
Deconsolidation of investments	-	(72)
Proceeds from sale of mining properties	-	60,000
Amounts recovered from minority shareholders	-	1,555,000
Net cash provided by investing activities	-	3,114,928

Cash flows from financing activities
Payments on zero coupon convertible debt	-	(1,930,000)
Proceeds from notes payable	-	1,088,605
Proceeds from notes payable – BBL	980,000	240,000
Payments on notes payable	-	(587,276)
Net cash provided by (used in) financing activities	980,000	(1,188,671)

Net (decrease) increase in cash	(32,273)	25,823

Cash at beginning of the year	38,490	12,667

Cash at end of the year	$6,217	$38,490

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$2,652	$127,523
Non-cash financing transactions:
Debt discount due to beneficial conversion feature	$-	$700,000
Debt discount due to warrant derivative liabilities issued with convertible debt	$-	$106,000
Settlement of accrued liabilities through issuance of stock	$238,499	$338,676
Issuance of common stock on conversion of debt	$-	$246,315
Issuance of common stock to shareholders due to registration rights penalty settlement	$808,438	$-

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

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

The Company’s three wholly owned subsidiaries include: Li3 Energy Peru SRL (“Li3 Peru”), a subsidiary formed in Peru to explore mining opportunities in Peru and in South America; Alfredo Holdings, Ltd. (“Alfredo”), an exempted limited company incorporated under the laws of the Cayman Islands; and Li3 Energy Copiapó, SA (“Li3 Copiapó”), a Chilean corporation, which is a subsidiary of Alfredo.

On October 22, 2014, the Company sold 60% of its shares in Noto Energy SA (“Noto”, an Argentinean corporation and a previously 100% owned subsidiary) to its CEO for proceeds of $4,245.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Li3 Peru, Alfredo and Li3 Copiapó. As a result of the Company disposing of its controlling interest in Minera Li on January 27, 2014, the Company deconsolidated Minera Li from its consolidated financial statements and now accounts for its remaining 49% investment in Minera Li under the equity method. All intercompany amounts have been eliminated in consolidation.

b. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2015 and 2014. The Company has not experienced any losses on its deposits of cash and cash equivalents.

c. Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value. During the years ended June 30, 2015 and 2014, the Company recorded mineral rights impairment charges of $-0- and $6,485,438, respectively.

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

e. Investment in Minera Li

As of January 27, 2014, the Company’s investment in Minera Li is accounted for under the equity method in accordance with ASC 323 –Equity Investments and Joint Ventures. Under the equity method, the carrying value of the investment is adjusted for the Company’s share of Minera Li earnings and losses, as well as any capital contributions to and distributions from associates. Distributions in excess of equity method earnings are recognized as a return of investment and recorded as investing cash inflows in the accompanying consolidated statements of cash flows. We classify operating income and losses as well as gains and impairments related to our equity investees as a component of operating income or loss, as the Company’s equity investees is an extension of our core business.

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

The Company recognizes interest related to income tax matters in income tax expense and penalties related to income tax matters in general and administrative expenses. The Company did not have any uncertain income tax positions or accrued interest included in our consolidated balance sheets at June 30, 2015, or 2014, and did not recognize any interest in its consolidated statements of operations during the years ended June 30, 2015or 2014. At June 30, 2015 and 2014, the Company has recorded $-0- and $160,000, respectively, of accrued penalties related to income tax matters. During the year ended June 30, 2014, the Company recorded penalties expense of $40,000 in its consolidated statements of operations and comprehensive loss. During the year ended June 30, 2015, the Company reversed the balance of accrued penalties related to income tax matters of $160,000 and this reversal is recorded in general and administrative expenses in the consolidated statement of operations.

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

As required by FASB ASC Topic No. 820 - 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the Company’s derivative liabilities are estimated using a modified lattice valuation model.

j. Earnings (Loss) per Share

Basic net earnings per share amounts are computed by dividing the net income available to Li3 Energy, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

For the years ended June 30, 2015 and 2014, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net income or loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended
	June 30, 2015	June 30, 2014
Stock options	1,250,000	1,450,000
Restricted stock units	-	983,333
Stock warrants	89,125,976	155,635,919
Convertible debt	-	1,548,205
	90,375,976	159,617,457

k. Foreign Currency

The Company has determined that the functional currency of the parent company and each of its foreign subsidiaries is U.S. Dollars.

Foreign currency transaction gains and losses are included in the statement of operations as other income (expense).

l. Use of Estimates and Assumptions

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

m. Non-controlling Interests

The Company is required to report its non-controlling interests as a separate component of equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to the stockholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis. During the years ended June 30, 2015 and 2014, the Company recorded a net loss allocable to non-controlling interests of $-0- and $2,596,551, respectively. The non-controlling interests related to the 40% of the Maricunga Companies that were not owned by Minera Li. As a result of the BBL Transaction (see Note 4) during January 2014, BBL became the majority shareholder of Minera Li, with the Company retaining a 49% interest. The Company determined that it ceased to have voting and management control of Minera Li and therefore accounted for the sale of the 51% of Minera Li by deconsolidating the subsidiary from its consolidated financial statements in accordance with ASC 810 - Consolidation. The Company´s remaining 49% interest in Minera Li has been treated as an equity investment in accordance with ASC 323 - Investments - Equity Method and Joint Ventures.

n. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company´s consolidated financial position, operations or cash flows.

o. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, June 30, 2015, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

NOTE 3. GOING CONCERN AND BBL TRANSACTION

As of June 30, 2015, the Company had no source of current revenue, a cash balance on hand of $6,217 and negative working capital of $881,467.

Pursuant to the terms of the BBL Transaction and the Shareholders Agreement with BBL, the Company has access to the following sources of funding:

·	Li3 Energy will receive $1,000,000 upon the earlier of completion of certain Maricunga Project milestones or January 27, 2016.

·	BBL has provided the Company with a credit facility of $1,800,000 for working capital (the “BBL Credit Facility”). The BBL Credit Facility allows the Company to draw $100,000 during May 2014, and $200,000 per month thereafter, until the maximum $1,800,000 (the “Maximum Amount”) is reached. The loans are secured by the Company’s ownership interest in Minera Li. Repayment of each drawdown will be 18 months from the drawdown date, at 8.5% interest per annum. As of the date of this filing, the Company has received $1,220,000 under the BBL Credit Facility.

·	BBL will finance Li3 Energy´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans will be due 24 months from receipt and interest will be charged at 12% per annum. Specific limits for these loans have not been established and will be negotiated in good faith between the Company and BBL.

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

NOTE 4. INVESTMENT IN MINERA LI

The Company´s equity investment at June 30, 2015 and 2014 relates to its 49% investment in Minera Li. The investment in Minera Li was consolidated prior to January 27, 2014. The activity of the investment for the period from July 1, 2013 to June 30, 2015 is as follows:

Balance, July 1, 2013	$-
Add: Fair value of investment in Minera Li recognized on January 27, 2014	7,679,014
Less: Equity in loss of Minera Li	(106,589)
Balance, June 30, 2014	7,572,425
Less: Equity in loss of Minera Li	(236,050)
Balance, June 30, 2015	$7,336,375

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

Concurrent with the execution of the agreement, the Company and BBL also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li (the “Shareholders Agreement”). Under the Shareholders Agreement, BBL will pay $1,000,000 (the “Additional Payment”) to the Company upon the earlier of its completion of certain milestones relating to the permitting and development of the Maricunga Project and, in any event, no later than January 27, 2016. The Company recorded the present value of the Additional Payment receivable of $992,443 as receivable on sale of controlling interest in Minera Li in the consolidated balance sheets and will amortize interest income of $7,557 over the life of the receivable. The balance of the receivable from BBL for sale of controlling interest in Minera Li recorded in the consolidated balance sheets at June 30, 2015 and 2014 was $997,796 and $994,017, respectively. For the years ended June 30, 2015 and 2014, $3,779 and $1,574, respectively, of interest income was recognized in our consolidated statement of operations relating to this.

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

Summarized Financial Information of Minera Li

Set out below is the summarized financial information of Minera Li, which is accounted for using the equity method. The information reflects the amounts presented in the financial statements of Minera Li adjusted for differences in accounting policies between the Company and Minera Li. Our share of income and losses from our equity method investment in Minera Li is included in loss from Minera Li equity investment in the consolidated statements of operations.

Summarized Balance Sheets

	June 30, 2015	June 30, 2014
Current assets	$122,106	$174,613
Non-current assets	17,062,020	17,062,724
Total assets	$17,184,126	$17,237,337

Current liabilities	$486,329	$57,806
Equity	16,697,797	17,179,531
Total liabilities and equity	$17,184,126	$17,237,337

Summarized Statements of Operations

	Year ended	January 27, 2014
	June 30, 2015	– June 30, 2014
Revenue	$-	$-
Operating expenses:
Exploration expenses	(22,302)	(6,643)
General & administrative expenses	(459,432)	(210,887)
Total operating expenses	(481,734)	(217,530)
Net loss	$(481,734)	$(217,530)

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2015	June 30, 2014
Leasehold improvement and office equipment	$1,941	$1,941
Field equipment	-	-
Less: Accumulated depreciation	(1,941)	(1,619)
	$-	$322

Depreciation expense for the years ended June 30, 2015 and 2014 was $322 and $13,577, respectively.

NOTE 6.   RELATED PARTY TRANSACTIONS

BBL

Following the BBL Transaction on January 27, 2014, BBL owns 51% of Minera Li with Li3 retaining a 49% ownership interest. BBL is a private Chilean Corporation with an objective to advance a business in the production of lithium. BBL is controlled by a Chilean entrepreneur. The BBL Transaction is described in Note 4.

The Company has entered into the following loan agreements with BBL:

Agreement Date	June 30,2015	June 30, 2014
May 27, 2014	$100,000	$100,000
June 11, 2014	140,000	140,000
July 23, 2014	200,000	-
August 27, 2014	200,000	-
October 21, 2014	200,000	-
November 25, 2014	180,000	-
February 3, 2015	200,000	-
Total	1,220,000	240,000
Current portion of notes payable to BBL	(1,020,000)	-
Notes payable to BBL	$200,000	$240,000

The total interest accrued on the loans from BBL as of June 30, 2015 and 2014 was $79,355 and $1,048, respectively. For the years ended June 30, 2015 and 2014, $78,307 and $1,048, respectively, of interest expense was recognized in our consolidated statement of operations.

The loans from BBL bear an interest rate of 8.5% per annum and are repayable within 18 months from the date of receipt. At June 30, 2015, 13 of our 49 shares in Minera Li are guaranteed as security for the loans with BBL. The Company has made several requests to BBL for the remaining $580,000 payable under the BBL Credit Facility, however to date these requests have not been honored and the Company continues to negotiate with BBL regarding this matter.

NOTE 7. NOTE PAYABLE

On June 5, 2008, the Company issued an unsecured promissory note to Milestone Enhanced Fund Ltd. (“Milestone”), bearing an interest rate of 8.25% per annum, in the amount of $50,000, due June 5, 2009.  The Company did not pay amounts due under the note by the maturity date and was subsequently in default under the note. During the year ended June 30, 2015, the Company recorded a debt extinguishment of $77,290 relating to the extinguishment of the related note payable and interest obligations with Milestone pursuant to this unsecured promissory note.

NOTE 8. CONVERTIBLE NOTES PAYABLE

On April 30, 2009, the Company issued an unsecured Convertible Promissory Note to Milestone, bearing an interest rate of 8.25% per annum, in the amount of $45,000, due November 8, 2010. The Company did not pay amounts due under the note by the maturity date and was subsequently in default under the note. During the year ended June 30, 2015, the Company recorded a debt extinguishment of $66,879 relating to the extinguishment of the related convertible note payable and interest obligations with Milestone.

NOTE 9. DERIVATIVE LIABILITIES

Warrants

The Company has determined that certain warrants that the Company has issued contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40.

Activity for derivative warrant instruments during the years ended June 30, 2014 and 2015 was as follows:

		Decrease in		Decrease in
	Balance at	fair value of	Balance at	fair value of	Balance at
	June 30,	derivative	June 30,	derivative	June 30,
	2013	liabilities	2014	liabilities	2015
2009 Unit Offering warrants	$ 314,835	$ (313,336)	$1,499	$(1,499)	$-
First 2010 Unit Offering warrants	361,632	(56,149)	305,483	(305,483)	-
Second 2010 Unit Offering warrants	54,411	(8,187)	46,224	(46,224)	-
Third 2010 Unit Offering warrants	129,379	(20,694)	108,685	(108,685)	-
Incentive warrants	148,289	(38,262)	110,027	(110,027)	-
2011 Unit Offering warrants	190,100	(190,100)	-	-	-
Lender warrants	52,929	(11,557)	41,372	(37,573)	3,799
Warrants for advisory services and arranger warrants	10,933	(8,822)	2,111	(1,870)	241
POSCAN warrants	2,530,887	(1,297,281)	1,233,606	(1,233,606)	-
	$ 3,793,395	$ (1,944,388)	$1,849,007	$(1,844,967)	$4,040

The following is a summary of the assumptions used in the modified lattice valuation model as of June 30, 2015 and 2014, respectively:

	Valuation as of	Valuation as of
	June 30,	June 30,
	2015	2014
Common stock issuable upon exercise of warrants	89,125,976	155,635,919
Market value of common stock on measurement date (1)	$0.011	$0.0185
Adjusted exercise price	$0.04-$0.25	$0.04-$0.29
Risk free interest rate (2)	0.11%-0.28%	0.07%-0.67%
Warrant lives in years	0.0 – 2.1	0.0 – 1.8
Expected volatility (3)	131%-175%	199%-307%
Expected dividend yields (4)	None	None
Assumed stock offerings per year over next five years (5)	1	1

Probability of stock offering in any year over five years (6)	100%	100%
Range of percentage of existing shares offered (7)	21%	15% - 20%

Offering price (8)	$0.02	$0.03 - $0.05

(1)	The market value of common stock is the stock price at the close of trading at year-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 0.5 or 1-year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering per year over the next five years.

(6)	Management has determined that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the percentage of existing shares offered in a stock offering will be between 21% of the shares outstanding.

(8)	Represents the estimated offering price in future offerings as determined by management.

NOTE 10. STOCKHOLDERS’ EQUITY

There were no sales of the Company’s common stock during the years ended June 30, 2015 and 2014.

Common Stock Issued for Services

Common stock issued for services during the year ended June 30, 2015

The Company issued the following shares of common stock to its Chief Executive Officer (“CEO”) in lieu of cash salary during the year ended June 30, 2015:

Date of issuance	Number of shares	Fair Value	Company´s stock price on grant date
August 5, 2014	329,822	$6,250	$0.0205
September 30, 2014	286,872	$6,250	$0.0248
November 14, 2014	148,157	$3,125	$0.105
February 10, 2015	664,887	$9,375	$0.0145
April 15, 2015	412,058	$10,875	$0.011
Total	1,841,796	$35,875

The Company issued the following shares of common stock to its Chief Financial Officer (“CFO”) in lieu of cash salary during the year ended June 30, 2015:

Date of issuance	Number of shares	Fair Value	Company´s stock price on grant date
August 5, 2014	273,236	$4,625	$0.0205
September 30, 2014	206,343	$4,625	$0.0248
November 14, 2014	106,567	$2,313	$0.105
February 10, 2015	478,243	$6,938	$0.0145
April 15, 2015	304,923	$4,625	$0.011
Total	1,369,312	$23,126

The number of shares issued to the CEO and CFO in lieu of salary during the year ended June 30, 2015, was determined based on the average price of the Company´s common stock 30 days prior to and including the due date for such salary.

On September 30, 2014, the Company issued an aggregate of 2,474,748 shares of our common stock to its non-employee directors as consideration in lieu of $49,000 of directors’ fees accrued during the year ended June 30, 2014. The Company’s stock price on the issuance date was $0.0248 per share. On November 14, 2014, the Company issued 2,058,824 shares of common stock to its non-employee directors as consideration in lieu of $49,000 of directors’ fees. The Company’s stock price on the issuance date was $0.0105 per share. On February 10, 2015, the Company issued 3,576,642 shares of common stock to its non-employee directors as consideration in lieu of $49,000 of directors’ fees. The Company’s stock price on the issuance date was $0.0145 per share. On May 20, 2015, the Company issued an aggregate of 2,560,344 shares of our common stock to its non-employee directors as consideration in lieu of $37,125 of directors’ fees. The Company’s stock price on the issuance date was $0.012 per share.

The number of shares issued to the directors in lieu of directors’ fees during the year ended June 30, 2015, was determined based on the average price of the common stock 30 days prior to and including the due date for such fees.

In consideration of the Saenz Amendment and the Santillana Amendment (both described in Note 13), on April 9, 2015, the Company issued 8,928,571 shares of common stock of the Company to its CEO with a grant date fair value of $125,000, and 4,285,715 shares of common stock of the Company to its CFO with a grant date fair value of $60,000. The Company’s stock price on the issuance date was $0.013 per share.

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

Stock Issued in Settlement of Registration Rights Penalties

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

Pursuant to a registration rights agreement for the 2011 Offering, the Company agreed to file a registration statement with the Securities and Exchange Commission within 75 days after the closing date to register the shares of common stock and the shares of common stock underlying the G Warrants under the Securities Act of 1933, as amended, and to use its best efforts to cause such registration statement to become effective within 150 days after the filing date, all at the Company’s own expense. Pursuant to the registration rights agreement, in the event the Company failed to meet these deadlines, the Company agreed to pay the investors monetary penalties of 2% of their investment per month until such failures were cured. In accordance with the registration rights agreement, the Company recorded $518,243 of monetary penalties plus accrued interest, calculated at 18% per annum for registration rights penalties considered past due.

Pursuant to the registration rights agreement, any amendment, modification or supplement, and waivers or consents to departures from the provisions of the registration rights agreement were required to be in writing and signed by the Company and the holders of 67% or more of the then outstanding shares issued in the 2011 Offering. On September 23, 2014, the Company´s Board of Directors determined to issue shares of common stock in lieu of cash, in an amount up to $250,000 in aggregate, in order to fully settle the monetary registration rights penalties (the “Registration Damages Settlement”). The Registration Damages Settlement would be memorialized in separate agreements entered into by the Company with purchasers in the 2011 Offering (the “Registration Damages Settlement Agreements”). Under the Registration Damages Settlement Agreements, the number of shares to be issued to purchasers of shares issued in the 2011 Offering (“the 2011 PPO Purchasers”) was to be calculated based on the volume weighted average price of the Company´s common stock for the thirty days prior to, and including, the date upon which the Company obtains written approval for the Registration Damages Settlement from shareholders representing 67% or more of the 2011 PPO Purchasers. On March 11, 2015, the Company received signed Registration Damages Settlement Agreements from shareholders representing 67% of the 2011 PPO Purchasers and calculated that 14,970,060 shares valued at $250,000 were to be issued in settlement of the registration rights penalties. The shares were issued on April 14, 2015 following which the company reversed the accrued registration rights penalty of $518,246 and the associated accrued interest of $290,195 (recorded in accrued expenses) and recognized the difference of $558,438 between the settlement amount of $250,000 and the reversed accruals as additional paid-in capital.

Restricted Stock Units

There were no restricted stock units granted during the years ended June 30, 2015 and 2014. The Company recorded stock-based compensation expense of $2,482 and $18,262 during the years ended June 30, 2015 and 2014, respectively, in relation to restricted stock units previously granted to its CEO and CFO. During the year ended June 30, 2014, the Company issued 233,333 shares of common stock to its CEO in relation to restricted stock units that had vested. During the years ended June 30, 2015 and 2014, the Company issued 83,333 and 83,333, respectively, of shares of common stock to its CFO in relation to restricted stock units that had vested. As of June 30, 2015, all of the shares of common stock have been issued in relation to all of the restricted stock units previously granted by the Company.

The Company committed to grant restricted stock units with respect to an aggregate of 800,000 shares to members of its Board of Directors, with such restricted stock units to vest over a period of three years starting from the later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities. However, the Company does not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. The Company recorded compensation expense of $5,361 and $16,351 during the years ended June 30, 2015 and 2014, respectively, in relation to the restricted stock units to be granted to its directors.

Stock Option Awards

There were no stock options issued during the years ended June 30, 2015 and 2014. During the years ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense of $-0- and $3,593, respectively, related to stock options.

A summary of stock option activity is presented in the table below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2013	1,450,000	$0.22	3.03	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at June 30, 2014	1,450,000	$0.22	2.03	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	(200,000)	-	-	-
Outstanding at June 30, 2015	1,250,000	$0.21	1.2	$-
Exercisable at June 30, 2015	1,250,000	$0.21	1.2	$-

As of June 30, 2015, all of the stock options have vested. On April 22, 2015, 200,000 stock options expired unexercised.

Warrants

Summary information regarding common stock warrants outstanding is as follows:

		Weighted-average
	Number of	Exercise
	Warrants	Price
Outstanding at June 30, 2013	163,227,532	$0.22
Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	7,082,043	n/a
Expired	(14,673,656)	-
Outstanding at June 30, 2014	155,635,919	$0.17
Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	1,988,605	n/a
Expired	(68,498,548)	-
Outstanding at June 30, 2015	89,125,976	$0.15

Warrants outstanding as of June 30, 2015 are as follows:

		Outstanding		Exercisable
	Exercise	number	Remaining	number
Issuance Date	price	of shares	life	of shares
June 9, 2010 - September 13, 2010	$0.18	5,873,377	0.1–0.2 years	5,873,377
June 9, 2010 - July 13, 2010	$0.12	285,981	0.1–0.2 years	285,981
November 8-15, 2010	$0.04	1,869,763	0.4 years	1,869,763
December 9, 2010 - March 24, 2011	$0.10	6,884,765	0.4 - 0.6 years	6,884,765
March 24, 2011	$0.25	7,756,201	0.7 years	7,756,201
May 2, 2011	$0.24	1,500,000	0.8 years	1,500,000
May 2, 2011	$0.20	75,000	0.8 years	75,000
August 17, 2012	$0.14	62,499,939	0.1 years	62,499,939
August 17, 2012	$0.21	2,380,950	2.1 years	2,380,950
		89,125,976		89,125,976

The warrants outstanding at June 30, 2015 had no intrinsic value.

NOTE 11. FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s derivative liabilities that were accounted for at fair value on a recurring basis:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2014
As of June 30, 2015	$-	$-	$4,040	$4,040
As of June 30, 2014	$-	$-	$1,849,007	$1,849,007

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Years Ended June 30,
	2015	2014
Beginning balance	$1,849,007	$3,989,849
Change in fair value	(1,844,967)	(1,944,388)
Additions	-	106,000
Fair value of embedded derivative liability reclassified to gain on debt extinguishment upon repayment of debt	-	(302,454)
Ending balance	$4,040	$1,849,007
Change in unrealized gains included in earnings	$1,844,967	$1,944,388
Realized gains included in gain on debt extinguishment	$-	$302,454

NOTE 12. INCOME TAXES

The Company files a U.S. federal income tax return.  The Company’s foreign subsidiaries file income tax returns in their jurisdictions.

The components of the consolidated taxable net loss are as follows for the years ended June 30, 2015 and 2014:

	2015	2014
U.S.	$(1,530,766)	$(2,979,890)
Foreign	(333,718)	(708,749)
Total	$(1,864,484)	$(3,688,639)

The components of the Company’s deferred tax assets at June 30, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating loss carry-forwards	$7,003,166	$6,845,588
Stock-based compensation	166,747	166,747
Impairment of mineral rights	2,205,049	1,775,130
Loss contingency	-	173,005
Equity method loss	116,497	36,240
Differences in cost base of equity method investment	(621,598)	(621,598)
Valuation allowance	(8,869,861)	(8,375,112)
Net deferred tax assets	$-	$-

The following table provides reconciliation between income taxes computed at the federal statutory rate and our provision for income taxes for the years ended June 30, 2015 and 2014:

	2015	2014
Federal income taxes at 34%	$183,655	$(2,091,036)
Change in fair value of derivative liability - warrant instruments	(627,289)	(661,092)
Meals and entertainment	781	300
Restricted stock units	2,667	11,769
Income tax penalty	(54,400)	13,600
Foreign currency transaction exchange gain	(163)	(11,662)
Change in valuation allowance	494,749	2,738,121
Provision for income taxes	$-	$-

Unless previously utilized, $16,500,497 of federal tax loss carry-forwards will begin to expire in 2030 and $11,363,842 foreign loss can be carried forward indefinitely. Federal tax laws limit the time during which the net operating loss carry-forwards may be applied against future taxes, and if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carry-forwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at June 30, 2015 and 2014.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Nevada

Under the BSV Option Agreement, as amended, the Company was required to pay to GeoXplor $100,000 on June 30, 2010, which the Company has not paid. During the year ended June 30, 2011, the Company became obligated to pay approximately $57,000 of claim maintenance fees on the Nevada Claims and approximately $32,600 of Nevada state taxes. The Company had recorded $189,600 of accrued liabilities related to this agreement. During the year ended June 30, 2015, the Company recorded a gain on debt extinguishment of $189,600 relating to the extinguishment of the accrued liabilities pursuant to this agreement.

Employment Services Agreements

The Company entered into an Employment Services Agreement with our CEO, Mr. Saenz, effective as of August 24, 2011.  Under the Employment Services Agreement, the base salary of Mr. Saenz was determined by our Board of Directors.  The Employment Services Agreement had an initial term of one year and was automatically renewed for successive one-year terms unless either party delivered timely notice of its intention not to renew. Our Board of Directors also had sole discretion to pay Mr. Saenz an annual bonus at such time and in such amount as it so determined. We granted Mr. Saenz 700,000 restricted stock units under our 2009 Equity Incentive Plan, which vested in three equal instalments on each of January 15, 2012, 2013 and 2014.

On April 8, 2015, the Company entered into Amendment No. 1 (the “Saenz Amendment”) to the Employee Services Agreement with its CEO. Pursuant to the Saenz Amendment, the CEO´s term will terminate on December 31, 2015 unless the parties agree in writing to extend the term prior to that date. The CEO was paid a base salary of $10,416 per month for the period April 1, 2015 to June 30, 2015 (reduced from $20,833 per month) will be paid a base salary of $5,208 per month for the period July 1, 2015 to December 31, 2015. The Saenz Amendment also imposes payments and conditions related to certain corporate events. In consideration of the Saenz Amendment, the Company agreed to issue 8,928,571 shares of common stock of the Company valued at $125,000 to the CEO and recorded as stock compensation expense within general and administrative expenses in the consolidated statements of operations.

Mr. Saenz’s employment by us remains “at-will” and terminable at any time for any reason or for no reason. If Mr. Saenz’s employment is terminated by us without cause, we must continue to pay him any base salary at the rate then in effect for a period of 18 months. If we terminate Mr. Saenz’s employment without cause, or in connection with a change of control, or if Mr. Saenz terminates the Employment Services Agreement for good reason, or in the event of a termination of employment due to a permanent disability, we will continue to pay him any base salary at the rate then in effect until the termination date.

For the duration of the employment period and, unless we terminate Mr. Saenz’s employment without cause, for the period until the termination date, Mr. Saenz has agreed not to directly or indirectly compete with any business engaged in by us or proposed to be engaged in by us during the period of his employment anywhere within the countries in which we are then operating.

From June 1, 2014 until March 31, 2015, Mr. Saenz agreed to receive $3,125 of his monthly salary in shares of common stock of the Company in lieu of cash salary. The number of shares of common stock issued was calculated based on the average closing price of the Company´s common stock for the thirty day period prior to, and including, the due date for such salary.

The Company is party to an Employment Services Agreement with Mr. Santillana, dated as of December 1, 2011, amended as of April 10, 2012 (the “Employment Agreement”). Under the Employment Agreement, Mr. Santillana was appointed as our CFO, and we paid Mr. Santillana an annual base salary of $185,000. The Employment Agreement had an initial term of one year and was automatically renewed for successive one-year terms unless either party delivered timely notice of its intention not to renew. Pursuant to the Employment Agreement, we may also pay Mr. Santillana an annual bonus of up to 50% of his base salary, at such time and in such amount as may be determined by our Board of Directors in its sole discretion. We granted Mr. Santillana 250,000 restricted stock units under our 2009 Equity Incentive Plan, which vested in three equal instalments on each of March 1, 2013, 2014 and 2015. We also granted Mr. Santillana an option under our 2009 Equity Incentive Plan to purchase an aggregate of 250,000 shares of our common stock, exercisable for a term of five years at an exercise price of $0.40 per share, which vested in its entirety on September 1, 2013.

On April 8, 2015, the Company entered into Amendment No. 1 (the “Santillana Amendment”) to the Employee Services Agreement with its CFO, dated as of December 1, 2011 (as amended on April 10, 2012). Pursuant to the Santillana Amendment, the CFO´s term will terminate on December 31, 2015 unless the parties agree in writing to extend the term prior to that date. The CFO was paid a base salary of $7,708 per month for the period April 1, 2015 to June 30, 2015 (reduced from $15,417 per month) and a base salary of $3,854 per month for the period July 1, 2015 to December 31, 2015. The Santillana Amendment also imposes payments and conditions related to certain corporate events. In consideration of the Santillana Amendment, the Company agreed to issue 4,285,715 shares of common stock of the Company valued at $60,000 to the CFO and recorded as stock compensation expense within general and administrative expenses in the consolidated statements of operations.

Mr. Santillana’s employment by us is “at-will” and terminable at any time for any reason or for no reason. If Mr. Santillana’s employment is terminated by us without cause or in connection with a change of control (as such terms are defined in the Employment Agreement) or if he terminates his employment for Good Reason (as defined in the Employment Agreement), his options will expire nine months after such termination. If we terminate Mr. Santillana’s employment without cause, or in connection with a change of control, or if Mr. Santillana terminates his employment for good reason, or in the event of a termination of employment due to a permanent disability, we will continue to pay Mr. Santillana his base salary at the rate then in effect for until the termination date.

For the duration of the employment period and, unless we terminate Mr. Santillana’s employment without cause, for the period until the termination date, Mr. Santillana has agreed not to directly or indirectly compete with any business engaged in by us or proposed to be engaged in by us during the period of his employment anywhere within the countries in which we are then operating.

The foregoing is a summary of the principal terms of the Employment Agreement and the Santillana Amendment and is qualified in its entirety by the detailed provisions of the actual agreements, which are filed as exhibits to this Annual Report and are incorporated herein by reference.

From June 1, 2014 until March 31, 2015, Mr. Santillana agreed to receive $2,313 of his monthly salary in shares of common stock of the Company in lieu of cash salary. The number of shares of common stock issued was calculated based on the average closing price of the Company´s common stock for the thirty day period prior to, and including, the due date for such salary.

Operating Leases

Rental expense for office operating leases was $30,804 and $40,958 during the years ended June 30, 2015 and 2014, respectively. The Company has no non-cancellable operating leases that extend beyond fiscal year 2015.

NOTE 14.  SUBSEQUENT EVENTS

Issuance of Restricted Stock

On August 19, 2015, the Company issued an aggregate of 2,663,552 shares of our common stock as consideration in lieu of $28,500 of directors fees accrued during the year ended June 30, 2015.

On August 19, 2015, the Company issued 3,508,771 shares of common stock to Mr. Marc Lubow, a former officer of the Company, valued at $40,000 and recorded as common stock payable at June 30, 2015.

Convertible Debt

On, July 31, 2015, the Company issued an unsecured promissory note to Mr. Luis Saenz, the CEO of the Company, bearing an interest rate of 3% per annum, for cash proceeds of $7,500, and due on January 31, 2016. Also on July 31, 2015, the Company issued an unsecured promissory note to Mr. Patrick Cussen, the Chairman of the Board, bearing an interest rate of 3% per annum, for cash proceeds of $7,500, and due on January 31, 2016.

Loan from Directors

On November 4, 2015, certain Directors of the Company made an interest free loan to the Company of $25,000 in aggregate, due for repayment on December 4, 2015.

Expiration of Warrants

On July 13, 2015, 5,488,115 of warrants issued pursuant to the first 2010 unit offering expired unexercised, with the balance of the warrants issued pursuant to the first 2010 unit offering of 671,244 warrants expired unexercised on September 13, 2015. On August 17, 2015, 62,499,938 of the POSCAN warrants issued on August 17, 2012 expired unexercised.

Resignation of Directors

On July 20, 2015, Dr. Uong Chon resigned from the Board of Directors of the Company. On October 27, 2015, Mr. Harvey McKenzie resigned from the Board of Directors of the Company due to personal reasons.

