Form 10-Q
period 2015-09-30
Li3 Energy, Inc.
filed 2015-12-15
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-54303

LI3 ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3061907
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Matias Cousiño 82, Of 806

Santiago de Chile, 8320269, Chile

(Address of principal executive offices) (Zip Code)

+ (56) 2 2206 5252

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

Yes ☐    No ☒

As of December 15, 2015, there were 483,291,849 shares of the registrant’s common stock outstanding.

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

All statements other than statements of historical facts included in this Report including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify appropriate corporate acquisition and/or joint venture opportunities in the lithium mining sector, our ability to establish technical and managerial infrastructure, our ability to raise the required capital to take advantage of and successfully participate in such opportunities, and future economic conditions, political stability and lithium prices. Descriptions of certain risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appear in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2015.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	June 30, 2015
Assets
Current assets:
Cash	$1,522	$6,217
Prepaid expenses and advances	47,189	51,760
Receivable from BBL for sale of controlling interest in Minera Li	998,741	997,796
Total current assets	1,047,452	1,055,773
Equity investment in Minera Li	7,122,991	7,336,375
Total non-current assets	7,122,991	7,336,375
Total assets	$8,170,443	$8,392,148

Liabilities & Stockholders´ Equity
Current liabilities:
Accounts payable	$434,850	$358,045
Accrued expenses	345,165	278,477
Common stock payable	236,678	276,678
Current portion of long-term notes payable to BBL	1,220,000	1,020,000
Notes payable to Directors	15,000	-
Current portion of derivative liabilities	53,420	4,040
Total current liabilities	2,305,113	1,937,240
Long-term notes payable to BBL	-	200,000
Total non-current liabilities	-	200,000
Total liabilities	2,305,113	2,137,240

Commitments and contingencies

Common stock subject to rescission, 65,000 shares issued and outstanding	3,041	3,041

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 483,291,849 and 477,119,526 shares issued and outstanding, respectively	483,292	477,120
Additional paid-in capital	71,871,129	71,808,625
Accumulated deficit	(66,492,132)	(66,033,878)
Total stockholders' equity	5,862,289	6,251,867
Total liabilities and stockholders´ equity	$8,170,443	$8,392,148

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014
Operating expenses:
Loss from Minera Li equity investment	$(213,384)	$(57,360)
General and administrative expenses	(176,543)	(362,722)
Total operating expenses	(389,927)	(420,082)

Other income (expense):
Change in fair value of derivative liability instruments	(49,380)	(290,432)
Gain on foreign currency transactions	6,414	914
Interest expense, net	(25,361)	(33,028)
Total other expense	(68,327)	(322,546)

Net loss attributable to Li3 Energy, Inc.	$(458,254)	$(742,628)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	479,937,326	435,351,347

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

From July 1, 2014 through September 30, 2015

(Unaudited)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2014	435,006,181	$435,006	$70,610,958	$(66,446,753)	$4,599,211

Stock-based compensation:
Amortization of stock-based compensation	-	-	7,843	-	7,843

Stock issued to settle liabilities:
Stock issued to directors and employees for services	27,143,285	27,144	396,356	-	423,500
Stock issued in settlement of registration rights penalties	14,970,060	14,970	793,468	-	808,438

Net income	-	-	-	412,875	412,875

Balance, June 30, 2015	477,119,526	$477,120	$71,808,625	$(66,033,878)	$6,251,867

Stock-based compensation:
Amortization of stock-based compensation	-	-	176	-	176

Stock issued to settle liabilities:
Stock issued to directors and employees for services	2,663,552	2,664	25,836	-	28,500
Stock issued to third parties	3,508,771	3,508	36,492	-	40,000

Net loss	-	-	-	(458,254)	(458,254)
Balance, September 30, 2015	483,291,849	$483,292	$71,871,129	$(66,492,132)	$5,862,289

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net loss	$(458,254)	$(742,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	162
Loss from Minera Li equity investment	213,384	57,360
Stock-based compensation	176	69,522
Change in fair value of derivative liabilities	49,380	290,432
Gain on foreign currency transactions	(6,414)	(914)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and advances	5,294	4,120
Accretion of interest income on BBL receivable	(945)	(945)
Increase in accounts payable	82,805	505
Increase in accrued expenses	94,879	29,448
Net cash used in operating activities	(19,695)	(292,938)

Cash flows from financing activities
Proceeds from notes payable - Directors	15,000	-
Proceeds from notes payable – BBL	-	400,000
Net cash provided by financing activities	15,000	400,000

Net (decrease) increase in cash	(4,695)	107,062

Cash at beginning of the period	6,217	38,490

Cash at end of the period	$1,522	$145,552

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$2,640
Non-cash financing transactions:
Settlement of accrued liabilities through issuance of stock	$68,500	$-

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Notes to the Consolidated Financial Statements

For the quarterly period ended September 30, 2015

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

The accompanying unaudited interim consolidated financial statements of Li3 Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2015, as reported in Form 10-K, have been omitted.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Li3 Peru, Alfredo and Li3 Copiapó. As a result of the Company disposing of its controlling interest in Minera Li on January 27, 2014, the Company deconsolidated Minera Li from its consolidated financial statements and now accounts for its remaining 49% investment in Minera Li under the equity method. On October 22, 2014, the Company sold 60% of its shares in Noto Energy SA and now accounts for its remaining 40% investment under the equity method. All intercompany amounts have been eliminated in consolidation.

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

c. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2015 and June 30, 2015. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

e. Foreign Currency

The Company has determined that the functional currency of the parent company and each of its foreign subsidiaries is U.S. Dollars.

Foreign currency transaction gains and losses are included in the statement of operations as other income (expense).

f. Income Taxes

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

The Company recognizes interest related to income tax matters in income tax expense and penalties related to income tax matters in general and administrative expenses. The Company did not have any uncertain income tax positions or accrued interest included in our consolidated balance sheets at September 30, 2015, or June 30, 2015, and did not recognize any interest in its consolidated statements of operations during the three months ended September 30, 2015 or 2014.

g. Fair Value Measurements

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

h. Earnings per Share

Basic net earnings per share amounts are computed by dividing the net income available to Li3 Energy, Inc.’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

For the three months ended September 30, 2015 and 2014, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,
	2015	2014
Stock options	916,666	1,450,000
Restricted stock units	-	883,333
Stock warrants	20,658,822	112,764,940
Convertible debt	-	3,464,432
	21,575,488	118,562,706

i. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company´s consolidated financial position, results of operations or cash flows.

j. Subsequent Events

The Company evaluated material events occurring between September 30, 2015, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

NOTE 3. GOING CONCERN

As of September 30, 2015, the Company had no source of current revenue, a cash balance on hand of $1,522 and negative working capital of $1,257,661.

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

NOTE 4. INVESTMENT IN MINERA LI

The Company´s equity investment at September 30, 2015 and June 30, 2015 relates to its 49% investment in Minera Li. The activity of the investment as of September 30, 2015 and 2014 is as follows:

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014
Investment in Minera Li – beginning balance	$7,336,375	$7,572,425
Less: Equity in loss of Minera Li	(213,384)	(57,360)
Investment in Minera Li – ending balance	$7,122,991	$7,515,065

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

Summarized Balance Sheets

	September 30, 2015	June 30, 2015
Current assets	$35,634	$122,106
Non-current assets	17,061,935	17,062,020
Total assets	$17,097,569	$17,184,126

Current liabilities	$835,250	$486,329
Equity	16,262,319	16,697,797
Total liabilities and equity	$17,097,569	$17,184,126

Summarized Statements of Operations

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014
Revenue	$-	$-
Operating expenses:
Exploration expenses	(357,238)	(10,185)
General & administrative expenses	(78,240)	(106,875)
Total operating expenses	(435,478)	(117,060)
Net loss	$(435,478)	$(117,060)

NOTE 5. RELATED PARTY TRANSACTIONS

BBL

BBL owns 51% of Minera Li with Li3 retaining a 49% ownership interest. BBL is a private Chilean corporation with an objective to advance a business in the production of lithium. BBL is controlled by a Chilean entrepreneur.

The Company has entered into the following loan agreements with BBL:

Agreement Date	September 30, 2015	June 30, 2015
May 27, 2014	$100,000	$100,000
June 11, 2014	140,000	140,000
July 23, 2014	200,000	200,000
August 27, 2014	200,000	200,000
October 21, 2014	200,000	200,000
November 25, 2014	180,000	180,000
February 3, 2015	200,000	200,000
Total	1,220,000	1,220,000
Current portion of notes payable to BBL	(1,220,000)	(1,020,000)
Long-term notes payable to BBL	$-	$200,000

The total interest accrued on the loans from BBL as of September 30, 2015 and June 30, 2015 was $104,003 and $79,355, respectively. For the three months ended September 30, 2015 and 2014, $25,361 and $8,728, respectively, of interest expense was recognized in our consolidated statements of operations.

The loans from BBL bear an interest rate of 8.5% per annum and are repayable within 18 months from the date of receipt. At September 30, 2015, 13 of our 49 shares in Minera Li are guaranteed as security for the loans with BBL. The Company has made several requests to BBL for the remaining $580,000 payable under the BBL Credit Facility. However to date, no additional amounts have been paid and the Company continues to negotiate with BBL regarding this matter.

Notes Payable to Directors

On July 31, 2015, the Company issued an unsecured promissory note to Mr. Luis Saenz, the CEO of the Company, bearing an interest rate of 3% per annum, for cash proceeds of $7,500, and due on January 31, 2016. Also on July 31, 2015, the Company issued an unsecured promissory note to Mr. Patrick Cussen, the Company’s Chairman of the Board, bearing an interest rate of 3% per annum, for cash proceeds of $7,500, and due on January 31, 2016. The amount of interest accrued on the notes payable to directors during the three months ended September 30, 2015 was $75.

NOTE 6. DERIVATIVE LIABILITIES

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

Activity for derivative warrant instruments during the three months ended September 30, 2015 was as follows:

		Decrease in
	Balance at	fair value of	Balance at
	June 30,	derivative	September 30,
	2015	liabilities	2015
Second 2010 Unit Offering warrants	$-	$15,147	$15,147
Third 2010 Unit Offering warrants	-	27,464	27,464
Incentive warrants	-	-	-
Lender warrants	3,799	6,420	10,219
Warrants for advisory services and arranger warrants	241	349	590
	$4,040	$49,380	$53,420

There were no warrants exercised during the three months ended September 30, 2015. On July 13, 2015, 5,488,115 of the warrants issued pursuant to the first 2010 unit offering expired unexercised, with the balance of the warrants issued pursuant to the first 2010 unit offering of 671,244 warrants expiring unexercised on September 13, 2015. On August 17, 2015, 62,499,938 of the POSCAN warrants issued on August 17, 2012 expired unexercised.

Activity for derivative warrant instruments during the three months ended September 30, 2014 was as follows:

		Increase
		(decrease) in
	Balance at	fair value of	Balance at
	June 30,	derivative	September 30,
	2014	liabilities	2014
2009 Unit Offering warrants	$1,499	$(1,499)	$-
First 2010 Unit Offering warrants	305,483	(118,701)	186,782
Second 2010 Unit Offering warrants	46,224	20,417	66,641
Third 2010 Unit Offering warrants	108,685	38,491	147,176
Incentive warrants	110,027	39,687	149,714
Lender warrants	41,372	16,825	58,197
Warrants for advisory services and arranger warrants	2,111	875	2,986
POSCAN warrants	1,233,606	294,337	1,527,943
	$1,849,007	$290,432	$2,139,439

On September 13, 2014, 38,095,300 of the POSCAN warrants issued on September 14, 2011 expired unexercised.

The following is a summary of the assumptions used in the modified lattice valuation model as of September 30, 2015 and 2014, respectively:

	Valuation as of September 30,
	2015	2014
Common stock issuable upon exercise of warrants	20,658,822	112,764,940
Market value of common stock on measurement date (1)	$0.028	$0.0248
Adjusted exercise price	$0.04-$0.24	$0.04-$0.28
Risk free interest rate (2)	0.08%-0.33%	0.03%-0.083%
Warrant lives in years	0.1-0.6	0.1 – 1.6
Expected volatility (3)	197%	134%-198%
Expected dividend yields (4)	None	None
Assumed stock offerings per year over next two years (5)	1	1
Probability of stock offering in any year over next two years (6)	100%	100%
Range of percentage of existing shares offered (7)	14%	15% - 20%
Offering price range (8)	$0.03 - $0.04	$0.03 - $0.04

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 0.5 or 1 - year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next two years.

(6)	Management estimates that the probability of a stock offering is 100% during the next two years.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be 14% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

On August 19, 2015, the Company issued an aggregate of 2,663,552 shares of common stock as consideration in lieu of $28,500 of directors fees accrued during the year ended June 30, 2015.

On August 19, 2015, the Company issued 3,508,771 shares of common stock to Mr. Marc Lubow, a former officer of the Company, valued at $40,000 and recorded as common stock payable at June 30, 2015.

Restricted Stock Units

The Company committed to grant restricted stock units with respect to an aggregate of 800,000 shares to members of its Board of Directors, with such restricted stock units to vest over a period of three years starting from the later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities. However, the Company does not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. The Company recorded compensation expense of $176 and $3,243 during the three months ended September 30, 2015 and 2014, respectively, in relation to the restricted stock units to be granted to its directors.

Stock Option Awards

There were no stock options issued during the three months ended September 30, 2015. A summary of stock option activity is presented in the table below:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2015	1,250,000	$0.21	1.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	(333,334)	-	-	-
Outstanding at September 30, 2015	916,666	$0.23	1.38	$-
Exercisable at September 30, 2015	916,666	$0.23	1.38	$-

Warrants

Summary information regarding common stock warrants outstanding is as follows:

		Weighted- average
	Number of	Exercise
	Warrants	Price
Outstanding at June 30, 2015	89,125,976	$0.15
Issued	-
Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	192,143	n/a
Expired	(68,659,297)	-
Outstanding at September 30, 2015	20,658,822	$0.17

Warrants outstanding as of September 30, 2015 are as follows:

		Outstanding		Exercisable
	Exercise	number	Remaining	number
	price	of shares	life	of shares
Second 2010 Unit Offering warrants	$0.04	1,886,716	0.1 years	1,886,716
Third 2010 Unit Offering warrants	$0.10	6,964,203	0.2 - 0.4 years	6,964,203
Incentive warrants	$0.24	7,851,953	0.5 years	7,851,953
Lender warrants	$0.23	1,500,000	0.6 years	1,500,000
Warrants for advisory services	$0.20	75,000	0.6 years	75,000
Arranger warrants	$0.21	2,380,950	1.9 years	2,380,950
		20,658,822		20,658,822

The warrants outstanding at September 30, 2015 had no intrinsic value.

During the three months ended September 30, 2015, 68,659,297 warrants expired unexercised.

NOTE 8. FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s derivative liabilities that were accounted for at fair value on a recurring basis:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2015
As of September 30, 2015	$-	$-	$53,420	$53,420
As of June 30, 2015	$-	$-	$4,040	$4,040

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30,
	2015	2014
Beginning balance	$4,040	$1,849,007
Change in fair value	49,380	290,432
Ending balance	$53,420	$2,139,439
Change in unrealized losses included in earnings	$49,380	$290,432

NOTE 9. SUBSEQUENT EVENTS

Loan from Directors

On November 4, 2015, the Company issued promissory notes to the following of its Directors:

Director	Amount
Mr. Patrick Cussen	$10,000
Mr. Patricio Campos	$10,000
Mr. Luis Saenz	$5,000

The promissory notes are due for repayment on December 4, 2015 and bear no interest.

Resignation of Director

On October 27, 2015, Mr. Harvey McKenzie resigned from the Board of Directors of the Company (the “Board”). On November 23, 2015, Eduardo de Aguirre resigned as a member of the Board. Neither of these resignations resulted from any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

On December 8, 2015, the Company issued a $27,500.00 promissory note to LG Capital Funding, LLC, which is convertible at a price equal to 55% of the lowest daily trading prices of the Company’s common stock for the last 25 trading days prior to conversion, and bears interest at 10% per annum. The note is due and payable on December 8, 2016.

Also on December 8, 2015, the Company issued a $30,000.00 promissory note to JDF Capital Inc., which is convertible at a price equal to the lower of (i) 55% of the lowest reported sale price of the Company’s common stock for the 25 trading days immediately prior to the issuance date, or (ii) 55% of the lowest reported sale price for the 25 days prior to conversion, and bears interest at 10% per annum. The note is due and payable on December 8, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion contains forward-looking statements. Please see “Statement Regarding Forward-Looking Information” above and “Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

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

As of September 30, 2015, Minera Li owned (a) a 60% interest in SLM Litio 1-6, which consists of mining concessions covering an area of approximately 1,438 hectares in the Salar de Maricunga in northern Chile; and (b) the Cocina Mining Concessions, covering 450 hectares located adjacent to SLM Litio 1-6.

The Company is currently evaluating additional exploration and production opportunities.

Going Concern

As of September 30, 2015, the Company had no source of current revenue, a cash balance on hand of $1,522 and negative working capital of $1,257,661.

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

Operational Update

The BBL Transaction

On January 27, 2014, the Company entered into the BBL Sale Agreement with BBL, pursuant to which BBL acquired from the Company eleven of its sixty shares of Minera Li (the “Share Purchase”) for a cash payment of $1,500,000. In connection with the Share Purchase, Minera Li held a shareholders’ meeting, pursuant to which Minera Li issued forty additional shares (the “Additional Shares”) to BBL in exchange for a cash payment of $5,500,000 (the “Issuance”, and together with the “Share Purchase”, the “BBL Transaction”). As a result of the BBL Transaction, BBL became the majority shareholder of Minera Li holding 51% ownership, with the Company retaining a 49% interest in Minera Li.

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

At September 30, 2015 and June 30, 2015, the Company owed BBL $1,220,000 and $1,220,000, respectively, which are recorded as notes payable in the consolidated balance sheets. The Company has made several requests to BBL for the remaining $580,000 payable under the BBL Credit Facility, however to date these requests have not been honored and the Company continues to negotiate with BBL regarding this matter.

As at September 30, 2015, 13 of our 49 shares in Minera Li are guaranteed as security for the loans with BBL.

The Company´s remaining 49% interest in Minera Li has been treated as an equity investment in accordance with ASC 323 - Investments - Equity Method and Joint Ventures.

In June 2012, the Chilean Government’s Ministry of Mining established its first ever auction for the award of lithium, production quotas and licenses (Special Lithium Operations Contracts, or “CEOL”) which would permit the exploitation of an aggregate of 100,000 tons of lithium metal (approximately 530,000 tons of lithium carbonate equivalent) over a 20-year period, subject to a seven percent royalty. In September 2012, we formed a consortium consisting of us, POSCO, Daewoo International Corp, and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction. The Consortium submitted its bid for the CEOLs and in September 2012, the Company was informed that the Consortium’s bid was not the winning bid.

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

During the three months ended September 30, 2015, work on a preliminary work program was continued on the Maricunga Project including preparation of a closure plan and relevant approvals, preparation and permitting of a new Declaration de Impacto Ambiental (“DIA”), geophysical surveys, initiation of baseline monitoring programs and pumping test program on existing production wells. The results of the testing are expected during the last quarter of 2015.

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

The timeline to complete this technical work on the Maricunga Project will depend on the outcome of the ongoing developments on the legislation over the exploitation of lithium in Chile. The developments have been positive with the recommendations of the National Lithium Commission in January 2015 calling for a joint effort between the state and private companies to develop a lithium project within Chile. We have been in discussions to be part of this joint effort and if an agreement is reached, we believe we will be in a position to move ahead with the final exploration and permitting on the Maricunga Project.

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

Results of Operations

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Revenues

We had no revenues during the three months ended September 30, 2015 and 2014.

Loss from Minera Li equity investment

During the three months ended September 30, 2015 and 2014, we incurred a loss from equity method investments of $213,384 and $57,360, respectively, which reflects our share of the losses incurred by Minera Li for each period.

General and administrative expenses

Our general and administrative expenses for the three months ended September 30, 2015 and 2014 consisted of the following:

	Three Months Ended	Three Months Ended	Increase
	September 30, 2015	September 30, 2014	(Decrease)
Rent	$(1,891)	$8,421	$(10,312)
Office expenses	899	816	83
Communications	2,668	854	1,841
Travel expenses	3,052	29,352	(26,300)
Legal fees	33,144	41,221	(8,077)
Accounting & finance fees	17,355	11,630	5,725
Audit fees	8,500	16,455	(7,955)
Other professional fees	34,874	41,438	(6,564)
Marketing & investor relations	350	30,107	(29,757)
Directors fees	33,978	54,999	(21,021)
Bank fees	798	1,958	(1,160)
Salaries & wages	47,876	121,099	(73,223)
Stock-based compensation	176	4,210	(4,034)
Depreciation	-	162	(162)
Other	(5,236)	-	(5,236)
	$176,543	$362,722	$(186,179)

We incurred general and administrative expenses of $176,543 for the three months ended September 30, 2015 compared to general and administrative expenses of $362,722 for the three months ended September 30, 2014, a $186,179 decrease. The reduction in general and administrative expenses is mainly a result of:

•	A decrease in travel expenses of $26,300 due to various non-recurring travel incurred in the prior period in relation to a potential transaction with a third party;

•	A decrease in marketing and investor relations of $29,757 due to the termination of the contract with marketing agents in order to reduce costs;

•	A decrease in directors fees of $21,021 following a 25% reduction of fees payable to directors in order to reduce costs; and

•	A decrease in salaries and wages of $73,223, mainly due to a significant reduction in the salary paid to the CEO and the CFO from April 2015 in order to preserve cash.

Other income (expense)

Other expense for the three months ended September 30, 2015 and 2014 was $68,327 and $322,546, respectively. The decrease in other expense is a result of a decrease in loss on change in fair value of warrant derivative liabilities of $241,052 and a decrease in net interest expense of $7,667, partially offset by an increase in gain on foreign currency transactions of $5,500.

During the three months ended September 30, 2015, we recorded a loss of $49,380 due to the change in fair value of derivative liability - warrant instruments, compared to a loss of $290,432 during the three months ended September 30, 2014. The change in fair value of our derivative warrant liability has no impact on our cash flows from operations and was primarily a result of our stock price increasing during each of the three month periods.

We recorded a gain on foreign currency transactions of $6,414 and $914, respectively, during the three months ended September 30, 2015 and 2014. The activity during both periods was related to our operations in Chile and Peru.

Net interest expense amounted to $25,361 and $33,028 during the three months ended September 30, 2015 and 2014, respectively. The decrease is mainly due to non-recurring interest in the prior period on accrued registration rights penalties of $23,321 and notes payable to Milestone Enhance Fund of $1,944, offset by an increase in interest on the notes payable to BBL of $17,502 during the three months ended September 30, 2015.

Liquidity and Capital Resources

We are primarily engaged in exploration and acquisition of new properties and do not generate income from operations currently. As of September 30, 2015, our only source of liquidity had been debt and equity financing.

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

In addition to the foregoing financing, BBL has committed to provide the Company with the BBL Credit Facility with a Maximum Amount of $1,800,000. The BBL Credit Facility became available in May 2014 and can be drawn down by the Company as follows: (i) $100,000 beginning in May 2014 and (ii) $200,000 every month thereafter, until the Maximum Amount is reached. Each drawdown must be repaid within 18 months of the drawdown date, at 8.5% interest per annum. The BBL Credit Facility is secured by a portion of the Company’s ownership interest in Minera Li. The proceeds of the BBL Credit Facility will be used for the working capital needs of the Company. Through September 30, 2015, BBL has loaned the Company $1,220,000 and 13 of our 49 shares in Minera Li are guaranteed as security for the loans with BBL. The Company has made several requests to BBL for the remaining $580,000 payable under the BBL Credit Facility, however to date these requests have not been honored and the Company continues to negotiate with BBL regarding this matter.

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

Common Stock Subject to Rescission

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately six months when our registration statement contained financial information that was not current. During that period, 65,000 shares sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at September 30, 2015 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

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

Item 4. Controls and Procedures

Evaluation of disclosure of controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective.

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

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Resignation of Director

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K we filed with the SEC on November 6, 2015, under Part I, Item 1A, “Risk Factors,” therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 19, 2015, the Company issued 3,508,771 shares of common stock to Mr. Marc Lubow, a former officer of the Company, valued at $40,000, in settlement of certain liabilities owed by the Company.

The issuance of the shares was made in reliance on the exemptions from registration provided by Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”) and Regulation S promulgated under the Act..

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal quarter ended September 30, 2015, despite the fact Li3 Energy, Inc. is outside the Mine Act jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

Item 5. Other Information

On July 20, 2015, Dr. Uong Chon resigned from the Board of Directors of the Company. Dr. Chon’s resignation did not result from any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

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

Date: December 15, 2015	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Luis F. Saenz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luis Santillana
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