Form 10-Q
period 2015-12-31
Li3 Energy, Inc.
filed 2016-02-22
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Yes ☐    No ☒

As of February 22, 2016, there were 485,118,773 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2015	June 30, 2015
Assets
Current assets:
Cash	$3,447	$6,217
Prepaid expenses and advances	30,909	51,760
Receivable from MSB for sale of controlling interest in Minera Li	999,685	997,796
Total current assets	1,034,041	1,055,773
Equity investment in Minera Li	6,961,143	7,336,375
Total non-current assets	6,961,143	7,336,375
Total assets	$7,995,184	$8,392,148

Liabilities & Stockholders´ Equity
Current liabilities:
Accounts payable	$442,987	$358,045
Accrued expenses	404,892	278,477
Common stock payable	236,678	276,678
Current portion of long-term notes payable to MSB	1,220,000	1,020,000
Notes payable to Directors	40,000	-
Current portion of derivative liabilities	112,218	4,040
Total current liabilities	2,456,775	1,937,240
Long-term liabilities
Long-term notes payable to MSB	-	200,000
Convertible debt, net of discount of $52,708 and $0, respectively	4,792	-
Total non-current liabilities	4,792	200,000
Total liabilities	2,461,567	2,137,240

Commitments and contingencies

Common stock subject to rescission, 65,000 shares issued and outstanding	3,041	3,041

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 485,118,773 and 477,119,526 shares issued and outstanding, respectively	485,119	477,120
Additional paid-in capital	71,930,802	71,808,625
Accumulated deficit	(66,885,345)	(66,033,878)
Total stockholders' equity	5,530,576	6,251,867
Total liabilities and stockholders´ equity	$7,995,184	$8,392,148

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Operating expenses:
Loss from Minera Li equity investment	(161,848)	(48,747)	(375,232)	(106,107)
General and administrative expenses	(194,455)	(354,372)	(370,998)	(717,094)
Total operating expenses	(356,303)	(403,119)	(746,230)	(823,201)

Other income (expense):
Change in fair value of derivative liability instruments	(6,298)	1,767,270	(55,678)	1,476,838
Gain on foreign currency transactions	(150)	(407)	6,264	507
Interest expense, net	(30,462)	(40,077)	(55,823)	(73,105)
Total other income (expense)	(36,910)	1,726,786	(105,237)	1,404,240

Net income (loss) attributable to Li3 Energy, Inc.	$(393,213)	$1,323,667	$(851,467)	$581,039

Net income (loss) per common share - basic	$(0.00)	$0.00	$(0.00)	$0.00
Net income (loss) per common share - diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic	483,371,280	439,723,123	483,331,565	437,537,235
Weighted average number of common shares outstanding - diluted	483,371,280	443,190,811	483,331,565	441,885,000

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

From July 1, 2014 through December 31, 2015

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2014	435,006,181	$435,006	$70,610,958	$(66,446,753)	$4,599,211

Stock-based compensation:
Amortization of stock-based compensation	-	-	7,843	-	7,843

Stock issued to settle liabilities:
Stock issued to directors and employees for services	27,143,285	27,144	396,356	-	423,500
Stock issued in settlement of registration rights penalties	14,970,060	14,970	793,468	-	808,438

Net income	-	-	-	412,875	412,875

Balance, June 30, 2015	477,119,526	$477,120	$71,808,625	$(66,033,878)	$6,251,867

Stock-based compensation:
Amortization of stock-based compensation	-	-	176	-	176

Stock issued to settle liabilities:
Stock issued to directors and employees for services	4,490,476	4,490	85,510	-	90,000
Stock issued to third parties	3,508,771	3,509	36,491	-	40,000

Net loss	-	-	-	(851,467)	(851,467)
Balance, December 31, 2015	485,118,773	$485,119	$71,930,802	$(66,885,345)	$5,530,576

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities
Net profit (loss)	$(851,467)	$581,039
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	322
Amortization of convertible debt discount	4,792	-
Loss from Minera Li equity investment	375,232	106,107
Stock-based compensation	33,176	88,572
Change in fair value of derivative liabilities	55,678	(1,476,838)
Gain on foreign currency transactions	(6,264)	(507)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and advances	21,183	10,141
Accretion of interest income on MSB receivable	(1,889)	(1,889)
Increase (decrease) in accounts payable	87,766	(13,634)
Increase in accrued expenses	186,523	65,259
Net cash used in operating activities	(95,270)	(641,428)

Cash flows from financing activities
Proceeds from notes payable - Directors	40,000	-
Proceeds from notes payable – MSB	-	780,000
Proceeds from notes payable	52,500	-
Net cash provided by financing activities	92,500	780,000

Net (decrease) increase in cash	(2,770)	138,572

Cash at beginning of the period	6,217	38,490

Cash at end of the period	$3,447	$177,062

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$2,649
Non-cash financing transactions:
Debt discount due to derivative conversion feature on convertible notes	$52,500	$-
Settlement of accrued liabilities through issuance of stock	$97,000	$43,563

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Notes to the Consolidated Financial Statements

For the quarterly period ended December 31, 2015

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

Since October 22, 2014, the Company holds 40% of the shares in Noto Energy SA (“Noto”, an Argentinean corporation and a previously 100% owned subsidiary).

On January 27, 2014, the Company entered into a transaction with a third party, Minera Salar Blanco SpA (“MSB”, previously BBL SpA), subsequent to which MSB became the majority holder of Minera Li, holding 51% of the ownership interest. The Company retains a 49% ownership of Minera Li. Minera Li holds 60% ownership of Sociedades Legales Mineras Litio1 a 6 de la Sierra Hoyada de Maricunga (“SLM Litio 1-6”), a group of six private companies (the “Maricunga Companies”), and the Cocina Mining Concessions (together with SLM Litio 1-6, the “Maricunga Project”).

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

c. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2015 and June 30, 2015. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

The Company recognizes interest related to income tax matters in income tax expense and penalties related to income tax matters in general and administrative expenses. The Company did not have any uncertain income tax positions or accrued interest included in our consolidated balance sheets at December 31, 2015, or June 30, 2015, and did not recognize any interest in its consolidated statements of operations during the six months ended December 31, 2015 or 2014.

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

For the three and six months ended December 31, 2015 and 2014, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended December 31,
	2015	2014
Stock options	916,666	1,450,000
Restricted stock units	800,000	736,398
Convertible debt	5,808,081	-
Stock warrants	11,955,219	98,284,685
	19,479,966	100,471,083

	Six Months Ended December 31,
	2015	2014
Stock options	916,666	1,450,000
Restricted stock units	800,000	708,766
Convertible debt	5,808,081	-
Stock warrants	11,955,219	98,284,685
	19,479,966	100,443,451

i. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company´s consolidated financial position, results of operations or cash flows.

j. Subsequent Events

The Company evaluated material events occurring between December 31, 2015, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

NOTE 3. GOING CONCERN

As of December 31, 2015, the Company had no source of current revenue, a cash balance on hand of $3,447 and negative working capital of $1,422,734.

On January 27, 2014, the Company entered into a transaction with MSB, pursuant to which MSB acquired 11 of our 60 shares of Minera Li for a cash payment of $1,500,000 and Minera Li issued 40 Additional Shares to MSB in exchange for a cash payment of $5,500,000 (the “MSB Transaction”). As a result of the MSB Transaction, MSB became the majority shareholder of Minera Li with a 51% interest, and the Company retains a 49% interest in Minera Li.

Concurrent with the execution of the MSB Transaction, the Company and MSB also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li (the “Shareholders Agreement”).

Pursuant to the terms of the MSB Transaction and the Shareholders Agreement with MSB Li3 Energy was to receive $1,000,000 (the “Additional Payment”) upon the earlier of completion of certain Maricunga Project milestones or January 27, 2016.

MSB also provided the Company with a credit facility of $1,800,000 for working capital. As of December 31, 2015, $1,220,000 has been provided to the Company by MSB in the form of loans to the Company, payable 18 months from each drawdown date at an interest rate of 8.5%. As of December 31, 2015, the Company had pledged 13 of its shares in Minera Li as security for the loans.

MSB also agreed to finance the Company´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans would be due 24 months from receipt and interest would be charged at 12% per annum. Specific limits for these loans were to be negotiated in good faith between the Company and MSB.

On January 19, 2016, the Company entered into an additional agreement with MSB whereby the Company and MSB agreed to offset the $1,000,000 Additional Payment MSB previously agreed to provide to the Company against $1,000,000 of the Company’s notes payable to MSB. $134,901 of accrued interest owed to MSB was rolled into the Company’s existing note payable. In addition, MSB loaned an additional $100,000 to the Company and MSB waived the 13 shares in Minera Li which were pledged by the Company to MSB as security for its notes payable. The resulting $454,901 loan payable is due on January 18, 2018, bears interest at 8.5% per annum, and is secured by 5 of the Company’s shares in Minera Li.

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

NOTE 4. INVESTMENT IN MINERA LI

The Company´s equity investment at December 31, 2015 and June 30, 2015 relates to its 49% investment in Minera Li. The activity of the investment for the six months ended December 31, 2015 and 2014 is as follows:

	December 31, 2015	December 31, 2014
Opening balance - July 1, 2015 and 2014	$7,336,375	$7,572,425
Less: Equity in loss of Minera Li	(375,232)	(106,107)
Closing balance – December 31, 2015 and 2014	$6,961,143	$7,446,318

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

Summarized Balance Sheets

	December 31, 2015	June 30, 2015
Current assets	$42,855	$122,106
Non-current assets	17,061,936	17,062,020
Total assets	$17,104,791	$17,184,126

Current liabilities	$1,172,773	$486,329
Equity	15,932,018	16,697,797
Total liabilities and equity	$17,104,791	$17,184,126

Summarized Statements of Operations

	Six Months Ended	Six Months Ended
	December 31, 2015	December 31, 2014
Revenue	$-	$-
Operating expenses:
Exploration expenses	(601,899)	(15,486)
General & administrative expenses	(163,880)	(201,058)
Total operating expenses	(765,779)	(216,544)
Net loss	$(765,779)	$(216,544)

	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014
Revenue	$-	$-
Operating expenses:
Exploration expenses	(244,661)	(5,300)
General & administrative expenses	(85,640)	(94,184)
Total operating expenses	(330,301)	(99,484)
Net loss	$(330,301)	$(99,484)

NOTE 5. RELATED PARTY TRANSACTIONS

MSB

MSB owns 51% of Minera Li with Li3 retaining a 49% ownership interest. MSB is a private Chilean corporation with an objective to advance a business in the production of lithium. MSB is controlled by a Chilean entrepreneur.

The Company has received the following loans from MSB:

Date of Loans	December 31, 2015	June 30, 2015
May 27, 2014	$100,000	$100,000
June 11, 2014	140,000	140,000
July 23, 2014	200,000	200,000
August 27, 2014	200,000	200,000
October 21, 2014	200,000	200,000
November 25, 2014	180,000	180,000
February 3, 2015	200,000	200,000
Total	1,220,000	1,220,000
Current portion of notes payable to MSB	(1,220,000)	(1,020,000)
Long-term notes payable to MSB	$-	$200,000

The total interest accrued on the loans from MSB as of December 31, 2015 and June 30, 2015 was $130,141 and $79,355, respectively. For the six months ended December 31, 2015 and 2014, $52,368 and $24,475, respectively, of interest expense was recognized in our consolidated statements of operations.

The loans from MSB bear an interest rate of 8.5% per annum and were repayable within 18 months from the date of receipt. At December 31, 2015, 13 of our 49 shares in Minera Li were guaranteed as security for the loans from MSB.

On January 19, 2016, the Company entered into an additional agreement with MSB whereby the Company and MSB agreed to offset the $1,000,000 Additional Payment MSB previously agreed to provide to the Company against $1,000,000 of the Company’s notes payable to MSB. $134,901 of accrued interest owed to MSB was rolled into the Company’s existing note payable. In addition, MSB loaned an additional $100,000 to the Company and MSB waived the 13 shares in Minera Li which were pledged by the Company to MSB as security for its notes payable. The resulting $454,901 loan payable is due on January 18, 2018, bears interest at 8.5% per annum, and is secured by 5 of the Company’s shares in Minera Li.

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

On November 4, 2015, the Company issued unsecured non-interest-bearing promissory notes to the following directors:

Director	Amount
Mr. Patrick Cussen	$10,000
Mr. Patricio Campos	$15,000

The promissory notes were repaid on February 9, 2016.

The amount of interest accrued on the notes payable to directors during the six months ended December 31, 2015 was $189.

NOTE 6. CONVERTIBLE DEBT

On December 8, 2015, the Company issued a $27,500 promissory note to LG Capital Funding, LLC, which is convertible at a price equal to 55% of the lowest daily trading prices of the Company’s common stock for the last 25 trading days prior to conversion, and bears interest at 10% per annum. The note is due and payable on December 8, 2016.

Also on December 8, 2015, the Company issued a $30,000 promissory note to JDF Capital Inc. (together with the promissory note issued to LG Capital Funding, LLC, the “Convertible Notes”), which is convertible at a price equal to the lower of (i) 55% of the lowest reported sale price of the Company’s common stock for the 25 trading days immediately prior to the issuance date, or (ii) 55% of the lowest reported sale price for the 25 days prior to conversion, and bears interest at 10% per annum. The note is due and payable on December 8, 2016.

The Company determined that the Convertible Notes contained embedded derivative instruments as the conversion prices were based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair values of the Convertible Notes were recognized as derivative instruments at issuance and are measured at fair value at each reporting period. The Company determined that the fair value of the derivatives was $131,884 at the issuance date. As the proceeds from the debt at issuance was $52,500, an initial loss of $79,384 was recognized and recorded to change in fair value of derivative liabilities during the six months ended December 31, 2015.

The Company determined the fair values of the embedded derivatives on the grant dates using the modified lattice valuation model with the following assumptions: stock price on the measurement date of $0.025 per share, term of 1 year, expected volatility of 156%, and a discount rate of 0.15%.

The table below summarizes the carrying value of debt as of December 31, 2015.

Value of convertible debt on issue date of December 8, 2015	$57,500
Less: Original issue discount	(57,500)
Carrying value at December 8, 2015	-
Amortization of debt discount (recorded as interest expense)	4,792
Carrying value at December 31, 2015	$4,792

NOTE 7. DERIVATIVE LIABILITIES

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

Activity for derivative warrant instruments during the six months ended December 31, 2015 was as follows:

		Decrease in
	Balance at	fair value of	Balance at
	June 30,	derivative	December 31,
	2015	liabilities	2015
Lender warrants	$3,799	$(3,799)	$-
Warrants for advisory services and arranger warrants	241	(241)	-
	$4,040	$(4,040)	$-

There were no warrants exercised during the six months ended December 31, 2015. On July 13, 2015, 5,488,115 of the warrants issued pursuant to the first 2010 unit offering expired unexercised, with the balance of the warrants issued pursuant to the first 2010 unit offering of 671,244 warrants expiring unexercised on September 13, 2015. On August 17, 2015, 62,499,938 of the POSCAN warrants issued on August 17, 2012 expired unexercised. On November 28, 2015, 1,886,716 of the warrants issued pursuant to the second 2010 unit offering expired unexercised and in December 2015, a total of 6,866,798 of the warrants issued pursuant to the third 2010 unit offering expired unexercised.

Activity for derivative warrant instruments during the six months ended December 31, 2014 was as follows:

		Decrease in
	Balance at	fair value of	Balance at
	June 30,	derivative	December 31,
	2014	liabilities	2014
2009 Unit Offering warrants	$1,499	$(1,499)	$-
First 2010 Unit Offering warrants	305,483	(296,745)	8,738
Second 2010 Unit Offering warrants	46,224	(20,280)	25,944
Third 2010 Unit Offering warrants	108,685	(51,598)	57,087
Incentive warrants	110,027	(47,772)	62,255
Lender warrants	41,372	(9,446)	31,926
Warrants for advisory services and arranger warrants	2,111	(473)	1,638
POSCAN warrants	1,233,606	(1,049,025)	184,581
	$1,849,007	$(1,476,838)	$372,169

During November and December 2014, all outstanding warrants issued pursuant to the 2009 unit offering expired unexercised.

The following is a summary of the assumptions used in the modified lattice valuation model as of December 31, 2015 and 2014, respectively:

	Valuation as of December 31,
	2015	2014
Common stock issuable upon exercise of warrants	11,955,219	98,284,685
Market value of common stock on measurement date (1)	$0.021	$0.015
Adjusted exercise price	$0.10-$0.24	$0.04-$0.26
Risk free interest rate (2)	0.49%	0.12%-0.46%
Warrant lives in years	0.1-0.3	0.4 – 1.3
Expected volatility (3)	156%	208%-236%
Expected dividend yields (4)	None	None
Assumed stock offerings per year over next two years (5)	1	1
Probability of stock offering in any year over next two years (6)	100%	100%
Range of percentage of existing shares offered (7)	14%	15% - 20%
Offering price range (8)	$0.03	$0.03 - $0.04

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 0.5-year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next year.

(6)	Management estimates that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be 14% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

Embedded Derivative Instruments

The Company determined that the Convertible Notes, issued during December 2015, contain an embedded derivative instrument as the conversion price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. The fair value of the derivatives was recognized as a derivative instrument at issuance and is measured at fair value at each reporting period.

The following is a summary of the assumptions used in the modified lattice valuation model as of December 8, 2015 and December 31, 2015, respectively:

	Valuation as of
	December 8, 2015	December 31, 2015
Common stock issuable upon conversion of debt	5,227,273	5,808,081
Market value of common stock on measurement date (1)	$0.025	$0.021
Adjusted exercise price	$0.011	$0.0099
Risk free interest rate (2)	0.15%	0.15%
Life in years	1.0	0.9
Expected volatility (3)	156%	156%
Expected dividend yields (4)	None	None
Assumed stock offerings per year over next two years (5)	1	1
Probability of stock offering in any year over next two years (6)	100%	100%
Range of percentage of existing shares offered (7)	14%	15% - 20%
Offering price range (8)	$0.03	$0.03 - $0.04

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 1 year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next year.

(6)	Management estimates that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be 14% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

Activity for embedded derivative instruments during the six months ended December 31, 2015 was as follows:

		Initial valuation
		of embedded	Increase
		derivative	in
	Balance at	instruments	fair value of	Balance at
	June 30,	issued during	derivative	December 31,
	2015	the period	liabilities	2015
Convertible Notes	$-	$52,500	$59,718	$112,218
	$-	$52,500	$59,718	$112,218

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

On August 19, 2015, the Company issued 3,508,771 shares of common stock to Mr. Marc Lubow, a former officer of the Company, valued at $40,000 and recorded as common stock payable at June 30, 2015.

During the six months ended December 31, 2015, the Company issued an aggregate of 4,490,476 shares of common stock as consideration in lieu of $57,000 of accrued directors fees. The Company recorded stock-compensation of $33,000 for the difference between the fair value of the common stock on the measurement dates and the fees accrued by the Company.

Restricted Stock Units

The Company committed to grant restricted stock units with respect to an aggregate of 800,000 shares to members of its Board of Directors, with such restricted stock units to vest over a period of three years starting from the later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities. However, the Company does not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. The Company recorded compensation expense of $176 and $5,013 during the six months ended December 31, 2015 and 2014, respectively, in relation to the restricted stock units to be granted to its directors.

Stock Option Awards

There were no stock options issued during the six months ended December 31, 2015. A summary of stock option activity is presented in the table below:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2015	1,250,000	$0.21	1.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	(333,334)	-	-	-
Outstanding at December 31, 2015	916,666	$0.23	1.1	$-
Exercisable at December 31, 2015	916,666	$0.23	1.1	$-

Warrants

Summary information regarding common stock warrants outstanding is as follows:

		Weighted- average
	Number of	Exercise
	Warrants	Price
Outstanding at June 30, 2015	89,125,976	$0.15
Issued	-
Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	242,053	n/a
Expired	(77,412,810)	-
Outstanding at December 31, 2015	11,955,219	$0.23

Warrants outstanding as of December 31, 2015 are as follows:

		Outstanding		Exercisable
	Exercise	number	Remaining	number
	price	of shares	life	of shares
Third 2010 Unit Offering warrants	$0.10	119,634	0.1 years	119,634
Incentive warrants	$0.24	7,879,635	0.2 years	7,879,635
Lender warrants	$0.23	1,500,000	0.3 years	1,500,000
Warrants for advisory services	$0.20	75,000	0.3 years	75,000
Arranger warrants	$0.21	2,380,950	1.6 years	2,380,950
		11,955,219		11,955,219

The warrants outstanding at December 31, 2015 had no intrinsic value.

During the six months ended December 31, 2015, 77,412,810 warrants expired unexercised.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s derivative liabilities that were accounted for at fair value on a recurring basis:

Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value
As of December 31, 2015	$-	$-	$112,218	$112,218
As of June 30, 2015	$-	$-	$4,040	$4,040

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Six months Ended December 31,
	2015	2014
Beginning balance as of June 30	$4,040	$1,849,007
Change in fair value	49,380	290,432
Additions	-	-
Balance as of September 30	$53,420	$2,139,439
Change in fair value	6,298	(1,767,270)
Additions	52,500	-
Ending balance as of December 31	$112,218	$372,169
Change in unrealized gains (losses) included in earnings for the three months ended December 31, 2015 and 2014	$(6,298)	$1,767,270
Change in unrealized gains (losses) included in earnings for the six months ended December 31, 2015 and 2014	$(55,678)	$1,476,838

NOTE 10. SUBSEQUENT EVENTS

On January 19, 2016, the Company entered into an additional agreement with MSB whereby the Company and MSB agreed to offset the $1,000,000 Additional Payment MSB previously agreed to provide to the Company against $1,000,000 of the Company’s notes payable to MSB. $134,901 of accrued interest owed to MSB was rolled into the Company’s existing note payable. In addition, MSB loaned an additional $100,000 to the Company and MSB waived the 13 shares in Minera Li which were pledged by the Company to MSB as security for its notes payable. The resulting $454,901 loan payable is due on January 18, 2018, bears interest at 8.5% per annum, and is secured by 5 of the Company’s shares in Minera Li.

Also on January 19, 2016, the Company entered into an amendment to the Shareholders’ Agreement with MSB, pursuant to which the total number of directors of Minera Li was reduced from 7 to 5 and the parties agreed to allow MSB, in its capacity as majority shareholder and principal of Minera Li, to lead and carry out negotiations with a certain Third Party to decide and execute individually on matters that previously required a special quorum under the initial Shareholders Agreement. The amendments to the Shareholders’ Agreement were approved at an extraordinary shareholders meeting of Minera Li.

On January 29, 2016, the Company executed a non-binding letter of intent with Wealth Minerals Ltd ("Wealth") (TSX.V: WML) for a transaction between the companies under the following terms:

•	Wealth will undertake an equity financing of CAD$3 million.

•	Post-financing, Wealth and Li3 shareholders will each hold 50% of the new company.

•	The use of proceeds of the financing will be to advance Li3's Maricunga lithium project in Chile and pursue other corporate initiatives.

•	The new company will have seven Board seats, with Wealth holding four and Li3 holding the remaining three seats. The management of Wealth will largely remain intact and Li3's current management team will support the new company as necessary.

•	Wealth will have a 60-day exclusivity period to complete its due diligence and financing.

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

All of our mineral rights in SLM Litio 1-6 and the Cocina Mining Concessions (the “Maricunga Project”) are held by Minera Li, of which the Company retains a 49% ownership interest. The controlling interest in Minera Li (51%) is held by a private Chilean company, Minera Salar Blanco SpA (“MSB”, previously BBL SpA).

As of December 31, 2015, Minera Li owned (a) a 60% interest in SLM Litio 1-6, which consists of mining concessions covering an area of approximately 1,438 hectares in the Salar de Maricunga in northern Chile; and (b) the Cocina Mining Concessions, covering 450 hectares located adjacent to SLM Litio 1-6.

The Company is currently evaluating additional exploration and production opportunities.

Going Concern

As of December 31, 2015, the Company had no source of current revenue, a cash balance on hand of $3,447 and negative working capital of $1,422,734.

On January 27, 2014, the Company entered into a transaction with MSB, pursuant to which MSB acquired 11 of our 60 shares of Minera Li for a cash payment of $1,500,000 and Minera Li issued 40 Additional Shares to MSB in exchange for a cash payment of $5,500,000 (the “MSB Transaction”). As a result of the MSB Transaction, MSB became the majority shareholder of Minera Li with a 51% interest, and the Company retains a 49% interest in Minera Li.

Concurrent with the execution of the MSB Transaction, the Company and MSB also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li (the “Shareholders Agreement”).

Pursuant to the terms of the MSB Transaction and the Shareholders Agreement with MSB Li3 Energy was to receive $1,000,000 (the “Additional Payment”) upon the earlier of completion of certain Maricunga Project milestones or January 27, 2016.

MSB also provided the Company with a credit facility of $1,800,000 for working capital. As of December 31, 2015, $1,220,000 has been provided to the Company by MSB in the form of loans to the Company, payable 18 months from each drawdown date at an interest rate of 8.5%. As of December 31, 2015, the Company had pledged 13 of its shares in Minera Li as security for the loans.

MSB also agreed to finance the Company´s share of exploration expenses on the Maricunga Project to the stage of full permitting including environmental, social, and construction, and all studies related to the Maricunga Project to internationally recognized standards. The loans would be due 24 months from receipt and interest would be charged at 12% per annum. Specific limits for these loans were to be negotiated in good faith between the Company and MSB.

On January 19, 2016, the Company entered into an additional agreement with MSB whereby the Company and MSB agreed to offset the $1,000,000 Additional Payment MSB previously agreed to provide to the Company against $1,000,000 of the Company’s notes payable to MSB. $134,901 of accrued interest owed to MSB was rolled into the Company’s existing note payable. In addition, MSB loaned an additional $100,000 to the Company and MSB waived the 13 shares in Minera Li which were pledged by the Company to MSB as security for its notes payable. The resulting $454,901 loan payable is due on January 18, 2018, bears interest at 8.5% per annum, and is secured by 5 of the Company’s shares in Minera Li.

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

Operational Update

The MSB Transaction

On January 27, 2014, the Company entered into the MSB Sale Agreement with MSB, pursuant to which MSB acquired from the Company eleven of its sixty shares of Minera Li (the “Share Purchase”) for a cash payment of $1,500,000. In connection with the Share Purchase, Minera Li held a shareholders’ meeting, pursuant to which Minera Li issued forty additional shares (the “Additional Shares”) to MSB in exchange for a cash payment of $5,500,000 (the “Issuance”, and together with the “Share Purchase”, the “MSB Transaction”). As a result of the MSB Transaction, MSB became the majority shareholder of Minera Li holding 51% ownership, with the Company retaining a 49% interest in Minera Li.

Concurrent with the execution of the Agreement, the Company and MSB also entered into a Shareholders Agreement regarding their joint ownership interest of Minera Li (the “Shareholders Agreement”). Under the Shareholders Agreement, MSB agreed to pay $1,000,000 (the “Additional Payment”) to the Company upon the earlier of its completion of certain milestones (the “Milestones”) relating to the permitting and development of the Maricunga Project and January 27, 2016.

MSB agreed to finance the Company’s exploration and development expenses until the Maricunga Project reaches full permitting and is ready for construction by providing loans due 24 months from receipt at an interest rate of 12% per annum. The loans will be secured by the Company’s ownership interest in Minera Li. Specific limits for these loans were to be negotiated in good faith between MSB and Li3 Energy.

In addition to the foregoing financing, MSB also committed to provide the Company with a line of credit (the “MSB Credit Facility”) in the amount of $1,800,000 (the “Maximum Amount”). The MSB Credit Facility was available from May 2014, and could be drawn down by the Company as follows: (i) $100,000 beginning in May 2014 and (ii) $200,000 every month thereafter, until the Maximum Amount was reached. Each drawdown was to be repaid within 18 months of the drawdown date, at 8.5% interest per annum. The MSB Credit Facility was secured by the Company’s ownership interest in Minera Li. The proceeds of the MSB Credit Facility were used for the working capital needs of the Company.

At December 31, 2015 and June 30, 2015, the Company owed MSB $1,220,000 and $1,220,000, respectively, which are recorded as notes payable in the consolidated balance sheets.

As at December 31, 2015, 13 of our 49 shares in Minera Li were guaranteed as security for the loans with MSB.

The Company´s remaining 49% interest in Minera Li has been treated as an equity investment in accordance with ASC 323 - Investments – Equity Method and Joint Ventures.

On January 19, 2016, the Company entered into an additional agreement with MSB whereby the Company and MSB agreed to offset the $1,000,000 Additional Payment MSB previously agreed to provide to the Company against $1,000,000 of the Company’s notes payable to MSB. $134,901 of accrued interest owed to MSB was rolled into the Company’s existing note payable. In addition, MSB loaned an additional $100,000 to the Company and MSB waived the 13 shares in Minera Li which were pledged by the Company to MSB as security for its notes payable. The resulting $454,901 loan payable is due on January 18, 2018, bears interest at 8.5% per annum, and is secured by 5 of the Company’s shares in Minera Li.

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

During the six months ended December 31, 2015, work on a preliminary work program was continued on the Maricunga Project including preparation of a closure plan and relevant approvals, preparation and permitting of a new Declaration de Impacto Ambiental (“DIA”), geophysical surveys, initiation of baseline monitoring programs and pumping test program on existing production wells. The results of the testing are expected during the first quarter of 2016.

The Company continues to pursue further opportunities within the Salar de Maricunga for additional property or joint venture opportunities and MSB has recently acquired options to buy other mining properties within the Salar in order to consolidate its property holdings within the Salar de Maricunga. We also continue to monitor the Chilean government progress regarding permitting for exploitation of lithium.

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

The timeline to complete this technical work on the Maricunga Project will depend on the outcome of the ongoing developments on the legislation over the exploitation of lithium in Chile. The developments have been positive with the recommendations of the National Lithium Commission in January 2015 calling for a joint effort between the state and private companies to develop a lithium project within Chile. Since then, we have continued monitoring the progress made by the Chilean government to advance the promotion of lithium projects and we believe we are getting closer to making a decision to move ahead with the final exploration and permitting on the Maricunga Project.

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

Along with our strategic partner MSB, we are fully committed to advancing the Maricunga Project to the stage of full permitting, including environmental, social, and construction permits, and all other studies required on the project, to internationally recognized standards (the "Project Milestone"). To enable this, MSB has committed to financing our share of the exploration expenses until the Project Milestone is achieved.

Results of Operations

Three Months Ended December 31, 2015 Compared with Three Months Ended December 31, 2014

Revenues

We had no revenues during the three months ended December 31, 2015 and 2014.

Loss from Minera Li equity investment

During the three months ended December 31, 2015 and 2014, we incurred a loss from equity method investments of $161,848 and $48,747, respectively, which reflects our share of the losses incurred by Minera Li for each period.

General and administrative expenses

Our general and administrative expenses for the three months ended December 31, 2015 and 2014 consisted of the following:

	Three Months Ended	Three Months Ended	Increase
	December 31, 2015	December 31, 2014	(Decrease)
Rent	$214	$8,154	$(7,940)
Office expenses	-	902	(902)
Communications	206	8,214	(8,008)
Travel expenses	413	28,211	(27,798)
Legal fees	49,403	38,228	11,175
Accounting & finance fees	11,084	18,386	(7,302)
Audit fees	7,530	12,000	(4,470)
Other professional fees	35,889	20,097	15,792
Marketing & investor relations	995	28,402	(27,407)
Directors fees	27,700	55,000	(27,300)
Bank fees	513	1,834	(1,321)
Salaries & wages	27,508	135,472	(107,964)
Stock-based compensation	33,000	2,737	30,263
Depreciation	-	160	(160)
Other	-	(3,425)	3,425
	$194,455	$354,372	$(159,917)

We incurred general and administrative expenses of $194,455 for the three months ended December 31, 2015 compared to general and administrative expenses of $354,372 for the three months ended December 31, 2014, a $159,917 decrease. The reduction in general and administrative expenses is mainly a result of:

•	A decrease in travel expenses of $27,798 due to various non-recurring travel incurred in the prior period in relation to a potential transaction with a third party;

•	A decrease in marketing and investor relations of $27,407 due to the termination of the contract with marketing agents in order to reduce costs;

•	A decrease in directors fees of $27,300 following a 25% reduction of fees payable to directors in order to reduce costs and the resignation of two directors; and

•	A decrease in salaries and wages of $107,964, mainly due to a significant reduction in the salary paid to the CEO and the CFO from April 2015 in order to preserve cash ($80,840), the termination of staff in Peru and Chile due to closure of offices ($13,124) and a one-time settlement paid to a former employee in the prior period ($14,000).

Other income (expense)

Other expense for the three months ended December 31, 2015 was $36,910 compared to other income of $1,726,786 for the three months ended December 31, 2014. The variance is mainly a result of a gain on change in fair value of warrant derivative liabilities of $1,767,270 recorded during the three months ended December 31, 2014 compared to a loss of $6,298 recorded during the three months ended December 31, 2015. The change in fair value of our derivative warrant liability has no impact on our cash flows from operations.

We recorded a loss on foreign currency transactions of $150 and $407, respectively, during the three months ended December 31, 2015 and 2014. The activity during both periods was related to our operations in Chile and Peru.

Net interest expense amounted to $30,462 and $40,077 during the three months ended December 31, 2015 and 2014, respectively. The decrease is mainly due to non-recurring interest in the prior period on accrued registration rights penalties of $23,321 and notes payable to Milestone Enhance Fund of $1,944, offset by an increase in interest on the notes payable to MSB during the three months ended December 31, 2015.

Six Months Ended December 31, 2015 Compared with Six Months Ended December 31, 2014

Revenues

We had no revenues during the six months ended December 31, 2015 and 2014.

Loss from Minera Li equity investment

During the six months ended December 31, 2015 and 2014, we incurred a loss from equity method investments of $375,232 and $106,107, respectively, which reflects our share of the losses incurred by Minera Li for each period.

General and administrative expenses

Our general and administrative expenses for the six months ended December 31, 2015 and 2014 consisted of the following:

	Six Months Ended	Six Months Ended	Increase
	December 31, 2015	December 31, 2014	(Decrease)
Rent	$(1,677)	$16,575	$(18,252)
Office expenses	899	1,718	(819)
Communications	2,874	9,068	(6,194)
Travel expenses	3,465	57,563	(54,098)
Legal fees	82,547	79,449	3,098
Accounting & finance fees	28,439	30,016	(1,577)
Audit fees	16,030	28,455	(12,425)
Other professional fees	70,763	61,535	9,228
Marketing & investor relations	1,345	58,509	(57,164)
Directors fees	61,678	109,999	(48,321)
Bank fees	1,311	3,792	(2,481)
Salaries & wages	75,384	256,571	(181,187)
Stock-based compensation	33,176	6,947	26,229
Depreciation	-	322	(322)
Other	(5,236)	(3,425)	(1,811)
	$370,998	$717,094	$(346,096)

We incurred general and administrative expenses of $370,998 for the six months ended December 31, 2015 compared to general and administrative expenses of $717,094 for the six months ended December 31, 2014, a $346,096 decrease. The reduction in general and administrative expenses is mainly a result of:

•	A decrease in rent of $18,252 due to moving into a reduced office space in Chile;

•	A decrease in travel expenses of $54,098 due to various non-recurring travel incurred in the prior period in relation to potential transactions with third parties;

•	A decrease in marketing and investor relations of $57,164 due to the termination of the contract with marketing agents in order to reduce costs;

•	A decrease in directors’ fees of $48,321 following a 25% reduction of fees payable to directors in order to reduce costs and the resignation of two directors; and

•	A decrease in salaries and wages of $181,187, mainly due to a significant reduction in the salary paid to the CEO and the CFO from April 2015 in order to preserve cash ($159,773), the termination of staff in Peru and Chile due to closure of offices ($7,414) and a one-time settlement paid to a former employee in the prior period ($14,000).

Other income (expense)

Other expense for the six months ended December 31, 2015 was $105,237 compared to other income of $1,404,240 for the six months ended December 31, 2014. The variance is mainly a result of a gain on change in fair value of warrant derivative liabilities of $1,476,838 recorded during the six months ended December 31, 2014 compared to a loss of $55,678 recorded during the six months ended December 31, 2015. The change in fair value of our derivative warrant liability has no impact on our cash flows from operations.

We recorded a gain on foreign currency transactions of $6,264 and $507, respectively, during the six months ended December 31, 2015 and 2014. The activity during both periods was related to our operations in Chile and Peru.

Net interest expense amounted to $55,823 and $73,105 during the six months ended December 31, 2015 and 2014, respectively. The decrease is mainly due to non-recurring interest in the prior period on accrued registration rights penalties of $46,642 and notes payable to Milestone Enhance Fund of $3,888, offset by an increase in interest on the notes payable to MSB during the six months ended December 31, 2015.

Liquidity and Capital Resources

We are primarily engaged in exploration and acquisition of new properties and do not generate income from operations currently. As of December 31, 2015, our only source of liquidity had been debt and equity financing.

Under the Shareholders Agreement, MSB agreed to finance the Company’s exploration and development expenses until the Maricunga Project reaches full permitting and is ready for construction, by providing loans due 24 months from receipt at an interest rate of 12% per annum. The loans will be secured by a portion of the Company’s ownership interest in Minera Li. Specific limits on amounts that may be borrowed under these loans were to be negotiated in good faith between MSB and the Company.

In addition to the foregoing financing, MSB committed to provide the Company with the MSB Credit Facility with a Maximum Amount of $1,800,000. The MSB Credit Facility became available in May 2014 and could be drawn down by the Company as follows: (i) $100,000 beginning in May 2014 and (ii) $200,000 every month thereafter, until the Maximum Amount is reached. Each drawdown was to be repaid within 18 months of the drawdown date, at 8.5% interest per annum. The MSB Credit Facility was secured by a portion of the Company’s ownership interest in Minera Li. The proceeds of the MSB Credit Facility were to be used for the working capital needs of the Company. Through December 31, 2015, MSB loaned the Company $1,220,000 and 13 of our 49 shares in Minera Li were guaranteed as security for the loans with MSB.

On January 19, 2016, the Company entered into an additional agreement with MSB whereby the Company and MSB agreed to offset the $1,000,000 Additional Payment MSB previously agreed to provide to the Company against $1,000,000 of the Company’s notes payable to MSB. $134,901 of accrued interest owed to MSB was rolled into the Company’s existing note payable. In addition, MSB loaned an additional $100,000 to the Company and MSB waived the 13 shares in Minera Li which were pledged by the Company to MSB as security for its notes payable. The resulting $454,901 loan payable is due on January 18, 2018, bears interest at 8.5% per annum, and is secured by 5 of the Company’s shares in Minera Li.

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

Various factors outside of our control, including the price of lithium, potassium nitrate and other minerals, overall market and economic conditions, the volatility in equity markets may limit our ability to raise the capital needed to execute our plan of operations. The foregoing factors or other factors could adversely affect our ability to raise additional capital. If we are unable to raise additional capital, our short-term or long-term liquidity and our ability to execute our plan of operations could be significantly impaired. The Company is currently in discussions with a third party regarding a potential merger which, if consummated, would provide additional funding to execute our plan of operations.

Common Stock Subject to Rescission

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately six months when our registration statement contained financial information that was not current. During that period, 65,000 shares sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at December 31, 2015 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

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

Item 4. Controls and Procedures

Evaluation of disclosure of controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective.

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

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 8, 2015, the Company issued a $27,500 promissory note to LG Capital Funding, LLC, which is convertible at a price equal to 55% of the lowest daily trading prices of the Company’s common stock for the last 25 trading days prior to conversion, and bears interest at 10% per annum. The note is due and payable on December 8, 2016. The Company issued the promissory note in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

Also on December 8, 2015, the Company issued a $30,000 promissory note to JDF Capital Inc., which is convertible at a price equal to the lower of (i) 55% of the lowest reported sale price of the Company’s common stock for the 25 trading days immediately prior to the issuance date, or (ii) 55% of the lowest reported sale price for the 25 days prior to conversion, and bears interest at 10% per annum. The note is due and payable on December 8, 2016. The Company issued the promissory note in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal quarter ended December 31, 2015, despite the fact Li3 Energy, Inc. is outside the Mine Act jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

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

Date: February 22, 2016	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Luis F. Saenz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luis Santillana
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

