Form 10-Q
period 2016-03-31
Li3 Energy, Inc.
filed 2016-05-16
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☐    No ☒

As of May 16, 2016, there were 487,308,313 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	June 30, 2015
Assets
Current assets:
Cash	$9,607	$6,217
Prepaid expenses and advances	17,971	51,760
Receivable from MSB for sale of controlling interest in Minera Li	-	997,796
Total current assets	27,578	1,055,773
Equity investment in Minera Li	6,774,147	7,336,375
Total non-current assets	6,774,147	7,336,375
Total assets	$6,801,725	$8,392,148

Liabilities & Stockholders´ Equity
Current liabilities:
Accounts payable	$447,176	$358,045
Accrued expenses	296,506	278,477
Common stock payable	236,678	276,678
Note payable	50,000	-
Current portion of long-term notes payable to MSB	-	1,020,000
Convertible debt, net of discount of $38,333 and $0, respectively	19,167	-
Current portion of derivative liabilities	132,364	4,040
Total current liabilities	1,181,891	1,937,240
Long-term liabilities
Long-term notes payable to MSB	454,901	200,000
Total non-current liabilities	454,901	200,000
Total liabilities	1,636,792	2,137,240

Commitments and contingencies

Common stock subject to rescission, 65,000 shares issued and outstanding	3,041	3,041

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized 487,308,313 and 477,119,526 shares issued and outstanding, respectively	487,308	477,120
Additional paid-in capital	71,956,071	71,808,625
Accumulated deficit	(67,281,487)	(66,033,878)
Total stockholders' equity	5,161,892	6,251,867
Total liabilities and stockholders´ equity	$6,801,725	$8,392,148

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Operating expenses:
Loss from Minera Li equity investment	(186,996)	(74,679)	(562,228)	(180,786)
General and administrative expenses	(161,195)	(337,446)	(532,193)	(1,054,540)
Total operating expenses	(348,191)	(412,125)	(1,094,421)	(1,235,326)

Other income (expense):
Gain on debt extinguishment	-	333,769	-	333,769
Change in fair value of derivative liability instruments	(20,146)	308,221	(75,824)	1,785,059
Gain on foreign currency transactions	113	929	6,377	1,436
Interest expense, net	(27,918)	(42,898)	(83,741)	(116,003)
Total other income (expense)	(47,951)	600,021	(153,188)	2,004,261

Net income (loss) attributable to Li3 Energy, Inc.	$(396,142)	$187,896	$(1,247,609)	$768,935

Net income (loss) per common share - basic	$(0.00)	$0.00	$(0.00)	$0.00
Net income (loss) per common share - diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic	485,672,173	443,452,181	482,983,853	439,480,100
Weighted average number of common shares outstanding - diluted	485,672,173	444,252,181	482,983,853	440,280,100

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

From July 1, 2014 through March 31, 2016

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2014	435,006,181	$435,006	$70,610,958	$(66,446,753)	$4,599,211

Stock-based compensation:
Amortization of stock-based compensation	-	-	7,843	-	7,843

Stock issued to settle liabilities:
Stock issued to directors and employees for services	27,143,285	27,144	396,356	-	423,500
Stock issued in settlement of registration rights penalties	14,970,060	14,970	793,468	-	808,438

Net income	-	-	-	412,875	412,875

Balance, June 30, 2015	477,119,526	$477,120	$71,808,625	$(66,033,878)	$6,251,867

Stock-based compensation:
Amortization of stock-based compensation	-	-	176	-	176

Stock issued to settle liabilities:
Stock issued to directors and employees for services	6,680,016	6,679	110,779	-	117,458
Stock issued to third parties	3,508,771	3,509	36,491	-	40,000

Net loss	-	-	-	(1,247,609)	(1,247,609)
Balance, March 31, 2016	487,308,313	$487,308	$71,956,071	$(67,281,487)	$5,161,892

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net income (loss)	$(1,247,609)	$768,935
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	322
Amortization of convertible debt discount	19,167	-
Loss from Minera Li equity investment	562,228	180,786
Stock-based compensation	45,408	154,605
Gain on debt extinguishment	-	(333,769)
Change in fair value of derivative liabilities	75,824	(1,785,059)
Gain on foreign currency transactions	(6,377)	(1,436)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and advances	34,017	15,722
Accretion of interest income on MSB receivable	(2,204)	(2,834)
Increase in accounts payable	90,309	8,028
Increase in accrued expenses	215,127	111,888
Net cash used in operating activities	(214,110)	(882,812)

Cash flows from financing activities
Proceeds from notes payable - Directors	40,000	-
Payments on notes payable - Directors	(25,000)	-
Proceeds from convertible debt	52,500	-
Proceeds from note payable	50,000	-
Proceeds from notes payable – MSB	100,000	980,000
Net cash provided by financing activities	217,500	980,000

Net increase in cash	3,390	97,188

Cash at beginning of the period	6,217	38,490

Cash at end of the period	$9,607	$135,678

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$2,649
Non-cash financing transactions:
Original issue debt discount	$5,000	$-
Debt discount due to derivative conversion feature on convertible notes	$52,500	$-
Settlement of accrued liabilities through issuance of stock	$97,000	$43,563
Settlement of notes payable and interest to directors through issuance of stock	$15,226	$-
Common stock payable to shareholders due to registration rights penalty settlement	$-	$250,000
Settlement of registration rights penalty and interest	$-	$808,438

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Notes to the Consolidated Financial Statements

For the quarterly period ended March 31, 2016

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

c. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2016 and June 30, 2015. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

The Company recognizes interest related to income tax matters in income tax expense and penalties related to income tax matters in general and administrative expenses. The Company did not have any uncertain income tax positions or accrued interest included in our consolidated balance sheets at March 31, 2016, or June 30, 2015, and did not recognize any interest in its consolidated statements of operations during the nine months ended March 31, 2016 or 2015.

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

For the three and nine months ended March 31, 2016 and 2015, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Stock options	916,666	1,450,000
Restricted stock units	800,000	-
Convertible debt	5,808,081	-
Stock warrants	3,955,950	98,590,015
	11,480,697	100,040,015

	Nine Months Ended March 31,
	2016	2015
Stock options	916,666	1,450,000
Restricted stock units	800,000	-
Convertible debt	5,808,081	-
Stock warrants	3,955,950	98,590,015
	11,480,697	100,040,015

i. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company´s consolidated financial position, results of operations or cash flows.

j. Subsequent Events

The Company evaluated material events occurring between March 31, 2016, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

NOTE 3. GOING CONCERN

As of March 31, 2016, the Company had no source of current revenue, a cash balance of $9,607 and negative working capital of $1,154,313.

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

NOTE 4. INVESTMENT IN MINERA LI

The Company´s equity investment at March 31, 2016 and June 30, 2015 relates to its 49% investment in Minera Li. The activity of the investment for the nine months ended March 31, 2016 and 2015 is as follows:

	March 31, 2016	March 31, 2015
Opening balance - July 1, 2015 and 2014	$7,336,375	$7,572,425
Less: Equity in loss of Minera Li	(562,228)	(180,786)
Closing balance – March 31, 2016 and 2015	$6,774,147	$7,391,639

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

Summarized Balance Sheets

	March 31, 2016	June 30, 2015
Current assets	$42,855	$122,106
Non-current assets	17,061,936	17,062,020
Total assets	$17,104,791	$17,184,126

Current liabilities	$1,554,398	$486,329
Equity	15,550,393	16,697,797
Total liabilities and equity	$17,104,791	$17,184,126

Summarized Statements of Operations

	Nine Months Ended	Nine Months Ended
	March 31, 2016	March 31, 2015
Revenue	$-	$-
Operating expenses:
Exploration expenses	(902,849)	(18,791)
General & administrative expenses	(244,555)	(350,160)
Total operating expenses	(1,147,404)	(368,951)
Net loss	$(1,147,404)	$(368,951)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue	$-	$-
Operating expenses:
Exploration expenses	(300,950)	(756)
General & administrative expenses	80,675)	(9,720)
Total operating expenses	(381,625)	(10,476)
Net loss	$(381,625)	$(10,476)

NOTE 5. RELATED PARTY TRANSACTIONS

MSB

MSB owns 51% of Minera Li with Li3 retaining a 49% ownership interest. MSB is a private Chilean corporation with an objective to advance a business in the production of lithium. MSB is controlled by a Chilean entrepreneur.

As of June 30, 2015, the Company had received a total of $1,220,000 of loans from MSB, bearing interest of 8.5% per annum and due within 18 months from the date of receipt. On January 19, 2016, the Company entered into an additional agreement with MSB whereby the Company and MSB agreed to offset the $1,000,000 Additional Payment MSB previously agreed to provide to the Company against $1,000,000 of the Company’s notes payable to MSB and $134,901 of accrued interest owed to MSB was rolled into the Company’s existing note payable. In addition, MSB loaned an additional $100,000 to the Company and MSB waived the 13 shares in Minera Li which were pledged by the Company to MSB as security for its notes payable. The resulting $454,901 loan payable and accrued interest is due on January 18, 2018, bears interest at 8.5% per annum, and is secured by 5 of the Company’s shares in Minera Li.

The total interest accrued on the loans from MSB as of March 31, 2016 and June 30, 2015 was $7,627 (with $134,901 of accrued interest to January19, 2016 rolled into the note payable) and $79,355, respectively. For the nine months ended March 31, 2016 and 2015, $64,755 and $50,870, respectively, of interest expense was recognized in our consolidated statements of operations.

On January 19, 2016, the Company entered into an amendment to the Shareholders Agreement with MSB, pursuant to which the total number of directors of Minera Li was reduced from 7 to 5 and the parties agreed to allow MSB, in its capacity as majority shareholder and principal of Minera Li, to lead and carry out negotiations with a third party to decide and execute individually on matters that previously required a special quorum under the initial Shareholders Agreement. The amendments to the Shareholders Agreement were approved at an extraordinary shareholders meeting of Minera Li.

Notes Payable to Directors

On July 31, 2015, the Company issued an unsecured promissory note to Mr. Luis Saenz, the CEO of the Company, bearing an interest rate of 3% per annum, for cash proceeds of $7,500, and due on January 31, 2016. Also on July 31, 2015, the Company issued an unsecured promissory note to Mr. Patrick Cussen, the Company’s Chairman of the Board, bearing an interest rate of 3% per annum, for cash proceeds of $7,500, and due on January 31, 2016. On March 8, 2016, the Company issued 667,807 shares of its common stock to each of Mr. Saenz and Mr. Cussen in repayment of the principal and accrued interest of $226.

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

The Company determined that the Convertible Notes contained embedded derivative instruments as the conversion prices were based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair values of the Convertible Notes were recognized as derivative instruments at issuance and are measured at fair value at each reporting period. The Company determined that the fair value of the derivatives was $131,884 at the issuance date. As the proceeds from the debt at issuance was $52,500, an initial loss of $79,384 was recognized and recorded to change in fair value of derivative liabilities during the nine months ended March 31, 2016.

The Company determined the fair values of the embedded derivatives on the grant dates using the modified lattice valuation model with the following assumptions: stock price on the measurement date of $0.025 per share, term of 1 year, expected volatility of 156%, and a discount rate of 0.15%.

The table below summarizes the carrying value of debt as of March 31, 2016.

Value of convertible debt on issue date of December 8, 2015	$57,500
Less: Original issue discount	(57,500)
Carrying value at December 8, 2015	-
Amortization of debt discount (recorded as interest expense)	19,167
Carrying value at March 31, 2016	$19,167

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

Activity for derivative warrant instruments during the nine months ended March 31, 2016 was as follows:

		Decrease in
	Balance at	fair value of	Balance at
	June 30,	derivative	March 31,
	2015	liabilities	2016
Lender warrants	$3,799	$(3,799)	$-
Warrants for advisory services and arranger warrants	241	(241)	-
	$4,040	$(4,040)	$-

There were no warrants exercised during the nine months ended March 31, 2016. On July 13, 2015, 5,488,115 of the warrants issued pursuant to the first 2010 unit offering expired unexercised, with the balance of the warrants issued pursuant to the first 2010 unit offering of 671,244 warrants expiring unexercised on September 13, 2015. On August 17, 2015, 62,499,938 of the POSCAN warrants issued on August 17, 2012 expired unexercised. On November 28, 2015, 1,886,716 of the warrants issued pursuant to the second 2010 unit offering expired unexercised and in December 2015, a total of 6,866,798 of the warrants issued pursuant to the third 2010 unit offering expired unexercised. On February 23, 2016, the balance of the warrants issued pursuant to the third 2010 unit offering of 119,634 warrants expired unexercised. On March 23, 2016, 7,879,635 of the incentive warrants issued on March 24, 2011 expired unexercised.

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

On September 13, 2014, 38,095,300 of the POSCAN warrants issued on September 14, 2011 expired unexercised. During November and December 2014, 14,618,791 of the warrants issued pursuant to the 2009 unit offering expired unexercised.

The following is a summary of the assumptions used in the modified lattice valuation model as of March 31, 2016 and 2015, respectively:

	Valuation as of March 31,
	2016	2015
Common stock issuable upon exercise of warrants	3,955,950	98,590,015
Market value of common stock on measurement date (1)	$0.02	$0.0129
Adjusted exercise price	$0.20-$0.23	$0.04-$0.28
Risk free interest rate (2)	0.39%	0.14%-0.26%
Warrant lives in years	0.1-1.4	0.19 – 1.09
Expected volatility (3)	143%	167%-197% %
Expected dividend yields (4)	None	None
Assumed stock offerings per year over next two years (5)	1	1
Probability of stock offering in any year over next two years (6)	100%	100%
Range of percentage of existing shares offered (7)	14%	22% - 24%
Offering price range (8)	$0.03	$0.02 - $0.03

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 0.5-year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next year.

(6)	Management estimates that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be 14% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

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

The following is a summary of the assumptions used in the modified lattice valuation model as of December 8, 2015 and March 31, 2016, respectively:

	Valuation as of
	December 8, 2015	March 31, 2016
Common stock issuable upon conversion of debt	5,227,273	6,575,186
Market value of common stock on measurement date (1)	$0.025	$0.02
Adjusted exercise price	$0.011	$0.020
Risk free interest rate (2)	0.15%	0.39%
Life in years	1.0	0.7
Expected volatility (3)	156%	143%
Expected dividend yields (4)	None	None
Assumed stock offerings per year over next two years (5)	1	1
Probability of stock offering in any year over next two years (6)	100%	100%
Range of percentage of existing shares offered (7)	14%	15% - 20%
Offering price range (8)	$0.03	$0.03 - $0.04

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 1 year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next year.

(6)	Management estimates that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be 14% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

Activity for embedded derivative instruments during the nine months ended March 31, 2016 was as follows:

		Initial valuation
		of embedded	Increase
		derivative	in
	Balance at	instruments	fair value of	Balance at
	June 30,	issued during	derivative	March 31,
	2015	the period	liabilities	2016
Convertible Notes	$-	$52,500	$79,864	$132,364
	$-	$52,500	$79,864	$132,364

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock Issued for Services and Repayment of Loans

On August 19, 2015, the Company issued 3,508,771 shares of common stock to Mr. Marc Lubow, a former officer of the Company, valued at $40,000 and recorded as common stock payable at June 30, 2015.

On March 8, 2016, the Company issued 667,807 shares of its common stock to each of Mr. Saenz and Mr. Cussen in repayment of loans from each of the directors, including both principal and accrued interest, of $7,613.

During the nine months ended March 31, 2016, the Company issued an aggregate of 5,344,402 shares of common stock as consideration in lieu of $102,232 of accrued directors fees. The Company recorded stock-compensation of $26,531 for the difference between the fair value of the common stock on the measurement dates and the fees accrued by the Company.

Restricted Stock Units

The Company committed to grant restricted stock units with respect to an aggregate of 800,000 shares to members of its Board of Directors, with such restricted stock units to vest over a period of three years starting from the later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities. However, the Company does not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. The Company recorded compensation expense of $176 and $5,185 during the nine months ended March 31, 2016 and 2015, respectively, in relation to the restricted stock units to be granted to its directors.

Stock Option Awards

There were no stock options issued during the nine months ended March 31, 2016. A summary of stock option activity is presented in the table below:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2015	1,250,000	$0.21	1.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	(333,334)	-	-	-
Outstanding at March 31, 2016	916,666	$0.23	0.9	$-
Exercisable at March 31, 2016	916,666	$0.23	0.9	$-

Warrants

Summary information regarding common stock warrants outstanding is as follows:

		Weighted- average
	Number of	Exercise
	Warrants	Price
Outstanding at June 30, 2015	89,125,976	$0.15
Issued	-
Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	242,053	n/a
Expired	(85,412,079)	-
Outstanding at March 31, 2016	3,955,950	$0.22

Warrants outstanding as of March 31, 2016 are as follows:

		Outstanding		Exercisable
	Exercise	number	Remaining	number
	price	of shares	life	of shares
Lender warrants	$0.23	1,500,000	0.08 years	1,500,000
Warrants for advisory services	$0.20	75,000	0.08 years	75,000
Arranger warrants	$0.21	2,380,950	1.38 years	2,380,950
		3,955,950		3,955,950

The warrants outstanding at March 31, 2016 had no intrinsic value.

During the nine months ended March 31, 2016, 85,412,079 warrants expired unexercised.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s derivative liabilities that were accounted for at fair value on a recurring basis:

Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value
As of March 31, 2016	$-	$-	$132,364	$132,364
As of June 30, 2015	$-	$-	$4,040	$4,040

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Nine months Ended March 31,
	2016	2015
Beginning balance as of June 30	$4,040	$1,849,007
Change in fair value	49,380	290,432
Additions	-	-
Balance as of September 30	$53,420	$2,139,439
Change in fair value	6,298	(1,767,270)
Additions	52,500	-
Balance as of December 31	$112,218	$372,169
Change in fair value	20,146	(308,221)
Additions	-	-
Ending balance as of March 31	132,364	63,948
Change in unrealized gains (losses) included in earnings for the three months ended March 31, 2016 and 2015	$(20,146)	$308,221
Change in unrealized gains (losses) included in earnings for the nine months ended March 31, 2016 and 2015	$(75,824)	$1,785,059

NOTE 10. COMMITMENTS AND CONTINGENCIES

On January 29, 2016, the Company executed a non-binding letter of intent (“LOI”) with Wealth Minerals Ltd ("Wealth") (TSX.V: WML) for a transaction between the companies under the following terms:

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

On signing the non-binding letter of intent with Wealth, the Company received a payment of $50,000 from Wealth recorded as Notes Payable in the Consolidated Balance Sheets. If the transaction is completed, the payment will remain a non-interest bearing shareholder loan. If the transaction is terminated by Li3, the Company is required to repay the amount within 30 days. If the transaction is terminated by Wealth, the payment will be converted into common shares of Li3 at a price equal to $0.02 per share or the 10-day volume weighted average price of the common shares of Li3 as quoted on the OTCBB.

On March 22, 2016, the parties extended the LOI for an additional 60 days.

NOTE 11. SUBSEQUENT EVENTS

On May 2, 2016, 1,500,000 of the lender warrants and 75,000 of the warrants for advisory services expired unexercised.

On May 12, 2016, the Company entered into unsecured convertible promissory notes with third parties for total cash proceeds of $275,000 bearing interest at 10% per annum and payable on May 11, 2017. The notes and accrued interest are convertible at the option of the note holders any time prior to the maturity date into common stock of the Company at a conversion price of $0.0125 per share. In addition, the notes and accrued interest automatically convert into common stock of the Company upon the Company entering into either a definitive merger or a sale of the Company to Wealth, at a conversion rate of $0.0125. In the event the transaction with Wealth is cancelled, Li3 must seek the noteholders’ permission to execute any other debt. The conversion feature of the notes has down round protection. In the event the proposed transaction with Wealth is changed to reduce the Company’s ownership of Wealth to below 40%, the conversion rate of the notes will change to $0.0100.

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

As of March 31, 2016, Minera Li owned (a) a 60% interest in SLM Litio 1-6, which consists of mining concessions covering an area of approximately 1,438 hectares in the Salar de Maricunga in northern Chile; and (b) the Cocina Mining Concessions, covering 450 hectares located adjacent to SLM Litio 1-6.

The Company is currently evaluating additional exploration and production opportunities.

Going Concern

As of March 31, 2016, the Company had no source of current revenue, a cash balance on hand of $9,607 and negative working capital of $1,154,313.

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

Pursuant to the terms of the MSB Transaction and the Shareholders Agreement with MSB, the Company was to receive $1,000,000 (the “Additional Payment”) upon the earlier of completion of certain Maricunga Project milestones or January 27, 2016.

MSB also provided the Company with a credit facility of $1,800,000 for working capital, pursuant to which loans of $1,220,000 were provided to the Company by MSB. The loans were due for repayment 18 months from each drawdown date at an interest rate of 8.5%, and the Company pledged 13 of its shares in Minera Li as security for the loans.

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

On January 19, 2016, the Company entered into an additional agreement with MSB whereby the Company and MSB agreed to offset the $1,000,000 Additional Payment MSB previously agreed to provide to the Company against $1,000,000 of the Company’s notes payable to MSB and $134,901 of accrued interest owed to MSB was rolled into the Company’s existing note payable. In addition, MSB loaned an additional $100,000 to the Company and MSB waived the 13 shares in Minera Li which were pledged by the Company to MSB as security for its notes payable. The resulting $454,901 loan payable is due on January 18, 2018, bears interest at 8.5% per annum, and is secured by 5 of the Company’s shares in Minera Li.

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

In addition to the foregoing financing, MSB also committed to provide the Company with a line of credit (the “MSB Credit Facility”) in the amount of $1,800,000 (the “Maximum Amount”) for working capital purposes, pursuant to which loans of $1,220,000 were provided to the Company by MSB.

MSB also provided the Company with a credit facility of $1,800,000 for working capital, pursuant to which loans of $1,220,000 were provided to the Company by MSB. The loans were due for repayment 18 months from each drawdown date at an interest rate of 8.5%, and the Company pledged 13 of its shares in Minera Li as security for the loans.

The Company´s remaining 49% interest in Minera Li has been treated as an equity investment in accordance with ASC 323 - Investments – Equity Method and Joint Ventures.

On January 19, 2016, the Company entered into an additional agreement with MSB whereby the Company and MSB agreed to offset the $1,000,000 Additional Payment MSB previously agreed to provide to the Company against $1,000,000 of the Company’s notes payable to MSB and $134,901 of accrued interest owed to MSB was rolled into the Company’s existing note payable. In addition, MSB loaned an additional $100,000 to the Company and MSB waived the 13 shares in Minera Li which were pledged by the Company to MSB as security for its notes payable. The resulting $454,901 loan payable is due on January 18, 2018, bears interest at 8.5% per annum, and is secured by 5 of the Company’s shares in Minera Li.

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

During the nine months ended March 31, 2016, we continued work on a preliminary work program for the Maricunga Project including preparation of a closure plan and relevant approvals, preparation and permitting of a new Declaration de Impacto Ambiental, geophysical surveys, initiation of baseline monitoring programs and pumping test program on existing production wells. The results of the testing are expected during the third quarter of 2016.

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

In January 2015, initial test results from POSCO´s demonstration plant located in the Cauchari-Olaroz salar in Argentina indicated that the Direct Lithium Extraction Process achieved or exceeded all performance targets and that the lithium products subsequently processed were of very high quality. During a one-month period, over 20 tonnes of lithium phosphate was produced from the demonstration plant and subsequently exported to POSCO’s facility in Pohang, Korea where it was further processed into battery grade lithium carbonate and lithium hydroxide.

Minera Li’s board of directors has formed an Operations and Finance Committee to oversee the technical work required to advance the Maricunga Project along with the financial aspects of Minera Li. The committee is currently assessing the best alternatives to advance the project, taking careful consideration of the progress of the legislation in Chile regarding permitting for exploitation of lithium. The developments have been positive with the recommendations of the National Lithium Commission in January 2015 calling for a joint effort between the state and private companies to develop a lithium project within Chile. Since then, the Chilean government has continued to announce upcoming changes to the legislation in favor of advancing new lithium projects. Minera Li have continued monitoring the progress made by the Chilean government to advance the promotion of lithium projects and we believe we are getting closer to making a decision to move ahead with the final exploration and permitting on the Maricunga Project.

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

Along with our strategic partner MSB, we are fully committed to advancing the Maricunga Project to the stage of full permitting, including environmental, social, and construction permits, and all other studies required on the project.

We recently announced that we had entered into a letter of intent for a transaction with Wealth Minerals Ltd. We believe this transaction will allow us to further advance our strategy and open new opportunities for the Company.

Results of Operations

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Revenues

We had no revenues during the three months ended March 31, 2016 and 2015.

Loss from Minera Li equity investment

During the three months ended March 31, 2016 and 2015, we incurred a loss from equity method investments of $186,996 and $74,679, respectively, which reflects our share of the losses incurred by Minera Li for each period.

General and administrative expenses

Our general and administrative expenses for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three Months Ended	Three Months Ended	Increase
	March 31, 2016	March 31, 2015	(Decrease)
Rent	$216	$7,166	$(6,900)
Office expenses	-	2,517	(2,517)
Communications	1,350	5,210	(3,860)
Travel expenses	4,527	16,978	(12,451)
Legal fees	56,939	30,822	26,117
Accounting & finance fees	14,559	21,932	(7,373)
Audit fees	7,970	9,400	(1,430)
Other professional fees	25,547	57,111	(31,564)
Marketing & investor relations	469	13,849	(13,380)
Directors fees	25,500	48,959	(23,459)
Bank fees	1,178	1,182	(4)
Salaries & wages	29,409	121,649	(92,240)
Stock-based compensation	(6,469)	721	(7,190)
	$161,195	$337,446	$(176,251)

We incurred general and administrative expenses of $161,195 for the three months ended March 31, 2016 compared to general and administrative expenses of $337,446 for the three months ended March 31, 2015, a $176,251 decrease. The reduction in general and administrative expenses is mainly a result of:

•	A decrease in other professional fees of $31,564 mainly due to fees for due diligence on a potential transaction in the prior period ($17,700) and the OTCQB registration fee paid in the three months ended March 31, 2015 ($12,500) which was paid in the three months ended December 31, 2015 for the current year;

•	A decrease in directors’ fees of $23,459 following a 25% reduction of fees payable to directors in order to reduce costs and the resignation of two directors; and

•	A decrease in salaries and wages of $92,240, due to a significant reduction in the salary paid to the CEO and the CFO from April 2015 in order to preserve cash ($82,369), and the termination of staff in Peru and Chile due to closure of offices ($9,871).

Other income (expense)

Other expense for the three months ended March 31, 2016 was $47,951 compared to other income of $600,021 for the three months ended March 31, 2015. The variance is mainly a result of a gain on change in fair value of derivative liabilities of $308,221 recorded during the three months ended March 31, 2015 compared to a loss of $20,146 recorded during the three months ended March 31, 2016, and a one – time gain on debt extinguishment of $333,769 incurred during the three months ended March 31, 2015. The change in fair value of our derivative liability has no impact on our cash flows from operations.

We recorded a loss on foreign currency transactions of $113 and $929, respectively, during the three months ended March 31, 2016 and 2015. The activity during both periods was related to our operations in Chile and Peru.

Net interest expense amounted to $27,918 and $42,898 during the three months ended March 31, 2016 and 2015, respectively. The decrease is mainly due to non-recurring interest in the prior period on accrued registration rights penalties of $15,546 and a reduction in interest on loans from MSB of $14,008, partially offset by interest and amortization of debt discount on convertible notes of $15,809.

Nine Months Ended March 31, 2016 Compared with Nine Months Ended March 31, 2015

Revenues

We had no revenues during the nine months ended March 31, 2016 and 2015.

Loss from Minera Li equity investment

During the nine months ended March 31, 2016 and 2015, we incurred a loss from equity method investments of $562,228 and $180,786, respectively, which reflects our share of the losses incurred by Minera Li for each period.

General and administrative expenses

Our general and administrative expenses for the nine months ended March 31, 2016 and 2015 consisted of the following:

	Nine Months Ended	Nine Months Ended	Increase
	March 31, 2016	March 31, 2015	(Decrease)
Rent	$(1,461)	$23,691	$(25,152)
Office expenses	899	4,235	(3,336)
Communications	4,224	14,278	(10,054)
Travel expenses	7,992	74,541	(66,549)
Legal fees	139,486	110,271	29,215
Accounting & finance fees	42,998	51,948	(8,950)
Audit fees	24,000	37,855	(13,855)
Other professional fees	96,310	118,646	(22,336)
Marketing & investor relations	1,814	72,358	(70,544)
Directors fees	87,178	158,958	(71,780)
Bank fees	2,489	4,974	(2,485)
Salaries & wages	104,793	378,220	(273,427)
Stock-based compensation	26,707	7,668	19,039
Depreciation	-	322	(322)
Other	(5,236)	(3,425)	(1,811)
	$532,193	$1,054,540	$(522,347)

We incurred general and administrative expenses of $532,193 for the nine months ended March 31, 2016 compared to general and administrative expenses of $1,054,540 for the nine months ended March 31, 2015, a $522,347 decrease. The reduction in general and administrative expenses is mainly a result of:

•	A decrease in rent of $25,152 due to moving into a reduced office space in Chile;

•	A decrease in travel expenses of $66,549 due to various non-recurring travel incurred in the prior period in relation to potential transactions with third parties;

•	A decrease in marketing and investor relations of $70,544 mainly due to the termination of the contract with marketing agents in order to reduce costs;

•	A decrease in directors’ fees of $71,780 following a 25% reduction of fees payable to directors in order to reduce costs and the resignation of two directors; and

•	A decrease in salaries and wages of $273,427, mainly due to a significant reduction in the salary paid to the CEO and the CFO from April 2015 in order to preserve cash ($241,175), the termination of staff in Peru and Chile due to closure of offices ($16,803) and a one-time settlement paid to a former employee in the prior period ($14,000).

Other income (expense)

Other expense for the nine months ended March 31, 2016 was $153,188 compared to other income of $2,004,261 for the nine months ended March 31, 2015. The variance is mainly a result of a gain on change in fair value of derivative liabilities of $1,785,059 recorded during the nine months ended March 31, 2015 compared to a loss of $75,824 recorded during the nine months ended March 31, 2016, and a one-time gain on debt extinguishment of $333,769 incurred during the nine months ended March 31, 2015. The change in fair value of our derivative liability has no impact on our cash flows from operations.

We recorded a gain on foreign currency transactions of $6,377 and $1,436, respectively, during the nine months ended March 31, 2016 and 2015. The activity during both periods was related to our operations in Chile and Peru.

Net interest expense amounted to $83,741 and $116,003 during the nine months ended March 31, 2016 and 2015, respectively. The decrease is mainly due to non-recurring interest in the prior period on accrued registration rights penalties of $62,188 and notes payable to Milestone Enhance Fund of $5,730, offset by an increase in interest on the notes payable to MSB of $13,885 and amortization of debt discount on convertible notes of $19,167 during the nine months ended March 31, 2016.

Liquidity and Capital Resources

We are primarily engaged in exploration and acquisition of new properties and do not generate income from operations currently. As of March 31, 2016, our only source of liquidity had been debt and equity financing.

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

Common Stock Subject to Rescission

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately six months when our registration statement contained financial information that was not current. During that period, 65,000 shares sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at March 31, 2016 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

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

Item 4. Controls and Procedures

Evaluation of disclosure of controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective.

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

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 8, 2016, the Company issued 667,807 shares of its common stock to each of Mr. Saenz and Mr. Cussen in repayment of loans from each of the directors, including both principal and accrued interest, of $7,613.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal quarter ended March 31, 2016, despite the fact Li3 Energy, Inc. is outside the Mine Act jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1	Compensation, Debt Recognition, Cancelation of Debt and Incorporation of Lien Without Displacement from Minera Salar Blanco SpA to Li3 Energy, Inc, dated January 19, 2016.

10.2	Modification of the Shareholders Agreement Minera Li Energy SpA, dated January 19, 2016.

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2016	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Luis F. Saenz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luis Santillana
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

