Form 10-K
period 2016-06-30
Li3 Energy, Inc.
filed 2016-10-07
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

On December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, 271,310,115 shares of its common stock, par value $0.001 per share (its only class of voting or non-voting common equity), were held by non-affiliates of the registrant.  The aggregate market value of such shares was approximately $5,697,512, based on the price at which the registrant’s common stock was last sold at such time (i.e. $0.021 per share on December 31, 2015).  For purposes of making this calculation, shares beneficially owned at such time by each executive officer and director of the registrant and by each beneficial owner of greater than 10% of the voting stock of the registrant have been excluded because such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 7, 2016, there were 495,153,347 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

Corporate Summary

Li3 Energy, Inc., (“Li3,” “Li3 Energy”, “the Company” “we,” “our” or “us”) was incorporated under the laws of the state of Nevada on June 24, 2005. We are an exploration company in the lithium and potassium mining sector, based in South America. Our common stock is currently quoted on the OTCQB. We aim to acquire and develop a unique portfolio of lithium and potassium brine projects in the Americas. We are focused on further exploring, developing and commercializing our 49% interest in the Maricunga Project (as defined below), located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile, as well as increasing our portfolio of projects.

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

All of our mineral rights in the Maricunga Project are currently held by Minera Li Energy SpA (“Minera Li”), of which the Company holds a 49% ownership interest. The controlling interest in Minera Li (51%) is held by a private Chilean company, Minera Salar Blanco SpA (“MSB”, previously BBL SpA). Pursuant to our Shareholders Agreement with MSB, MSB has agreed to provide funding for our share of the development of the Maricunga Project until construction permits are in place.

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

Through our strategic partner, POSCO Canada, Ltd. (“POSCAN”), a wholly-owned subsidiary of POSCO (NYSE: PKX), we have been evaluating the use of advanced process technologies that may further improve upon the economics and shorten the commercial production timeline of Minera Li´s Maricunga Project, of which we retained a 49% interest. These technologies have been evaluated by POSCO in a pilot test facility, proving effective when measured against the conventional lithium and potassium commercialization process.

According to the signumBOX Performance Index published in August 2016, SLM Litio 1-6 is ranked as the seventh best undeveloped lithium project in the world out of 22 other brine salars, subject to obtaining lithium exploitation permits. SLM Litio 1-6 is the highest ranked undeveloped lithium brine project in Chile and after Atacama, the Salar de Maricunga has the second highest quality deposit of lithium in Chile.

Since May 2011, our key activities were as follows:

•	Completed acquisition of 60% Controlling Interest in SLM Litio1-6, which established the Maricunga Project.

•	Entered into a strategic partnership with POSCAN, which established, among other things, an $18 million Exploration and Development program for SLM Litio 1-6.

•	Completed $8 million funding tranche with POSCAN and launched $8 million Phase One Exploration Plan on SLM Litio 1-6.

•	Issued a technical report validating our lithium and potash exploration campaign at SLM Litio 1-6 and recommending the project to advance to the feasibility study stage.

•	Completed a $10 million funding tranche from POSCAN.

•	Formed a consortium (Li3 Energy, POSCO, Mitsui, Daewoo) to bid on auction for lithium exploitation permit on SLM Litio 1-6.

•	Participated in a government auction for a lithium exploitation permit (CEOL) for SLM Litio 1-6, for which we were unsuccessful. The CEOL process was subsequently cancelled by the Chilean government.

•	Received approval of the environmental impact declaration for SLM Litio 1-6.

•	Acquired the Cocina Mining Concessions for a purchase price of $6.3 million. The Cocina Mining Concessions do not require a special permit to exploit lithium.

During January 2014, the Company executed an agreement with MSB pursuant to which MSB acquired 51% of Minera Li, with Li3 retaining 49% ownership.

During the year ended June 30, 2016, work was undertaken on a preliminary work program for the Maricunga Project to expand the work performed on SLM Litio 1-6 to include additional studies of the Cocina Mining Concessions and the extent of the whole salar. The works undertaken included preparation of a new exploration plan and relevant approvals, preparation and permitting of a new environmental impact declaration, geophysical surveys, initiation of baseline monitoring programs and pumping test program on existing production wells. The results of the testing are expected during the last quarter of 2016. Additionally, a new exploration program is expected to commence before the end of 2016.

On January 29, 2016, the Company executed a non-binding letter of intent with Wealth Minerals Ltd for a transaction between the companies. This transaction is currently under review by the Company.

We believe that if Minera Li is successful in advancing the Maricunga Project through the exploration and feasibility study stage, obtains the necessary Chilean government approvals/licenses, closes and acquires additional land acreage to support further development of the Maricunga Project, achieves a definitive feasibility study, and raises the necessary capital, Minera Li could begin commercial production and generate revenues within the next 5-7 years. However, there can be no assurance that Minera Li will achieve these stated objectives.

We are led by a management team with extensive exploration, mining, minerals, finance and commercialization expertise, and a Board of Directors who have advised, led and operated numerous mining entities. They are supported by an experienced technical team, many of whom have worked on other junior lithium projects. Our management team is closely involved in advising on the development of the Maricunga Project.

We have never generated revenues from operations and currently do not expect to generate any such revenues in the near term.

Strategic Plan

Our objective is to become an integrated chemical company through the strategic acquisition and development of lithium and potassium assets, as well as other assets that have by-product synergies. Part of our strategic plan is to ensure Minera Li explores and develops the existing Maricunga Project while we simultaneously identify other synergistic opportunities with new projects with production potential that could also be advanced in an accelerated manner. Our goal is to become a company with valuable lithium, potassium and other industrial minerals properties. Our primary objective is to become a low cost lithium and potash producer utilizing improved technologies for the extraction of lithium and potash from brines.

Some of the actions we have taken in striving to achieve our objective are as follows:

Advancement of the Existing Maricunga Project

Along with our strategic partner MSB, we are fully committed to advancing the Maricunga Project, and to enable this, in August 2016, we agreed to form a joint venture with MSB and Lithium Power International Limited (“LPI”), in which LPI will contribute $27.5 million in cash to cover exploration and development costs for the next 2.5 years until the completion of a definitive feasibility study in late 2018.

The Company continues to pursue joint venture opportunities within the Salar de Maricunga and MSB has also acquired options to buy additional mining properties with the Salar in order to consolidate its property holdings within the Salar de Maricunga. We continue to negotiate with the Chilean government regarding permitting for exploitation of lithium and have taken part in the discussions with the National Lithium Commission for a joint effort between the state and private companies to develop a lithium project within Chile.

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

Identifying other opportunities with new projects

The current market environment is showing attractive valuations for advanced lithium projects, and due to our execution of the Maricunga Project and our regional/market knowledge, we believe that we are uniquely positioned to identify and execute certain new opportunities. We have been actively reviewing opportunities with low-cost, high quality deposits in an advanced exploration stage that are located mainly in Chile, Argentina and North America.

Strategic Partners

MSB

MSB is a Chilean private company which was formed in 2013 to explore and develop the Maricunga Salar. It is controlled by Chilean businessman Martin Borda, who is involved in a wide range of industries including the automotive, aquaculture and food sectors.

On January 27, 2014, the Company entered into a sale agreement with MSB, pursuant to which MSB acquired from the Company eleven of its sixty shares of Minera Li (the “Share Purchase”) for a cash payment of $1,500,000. In connection with the Share Purchase, Minera Li held a shareholders’ meeting, pursuant to which Minera Li issued forty additional shares to MSB in exchange for a cash payment of $5,500,000 (together with the Share Purchase, the “MSB Transaction”). As a result of the MSB Transaction, MSB became the majority shareholder of Minera Li holding 51% ownership, with the Company retaining a 49% interest.

Concurrent with the execution of the MSB Transaction, the Company and MSB also entered into a Shareholders Agreement regarding their joint ownership of Minera Li (the “Shareholders Agreement”). Under the Shareholders Agreement, MSB agreed to pay $1,000,000 (the “Additional Payment”) to the Company upon the earlier of (i) its completion of certain project milestones relating to the permitting and development of the Maricunga Project, and (ii) January 27, 2016.

MSB agreed to finance the Company’s exploration and development expenses until the Maricunga Project reaches full permitting and is ready for construction, by providing loans due 24 months from receipt at an interest rate of 12% per annum and secured by the Company’s ownership interest in Minera Li. Specific limits for these loans were to be negotiated in good faith between MSB and the Company. As of June 30, 2016, the Company has not received any such loans.

MSB also provided the Company with a credit facility of $1,800,000 for working capital, pursuant to which $1,220,000 were provided to the Company by MSB. The loans were due for repayment 18 months from each drawdown date at an interest rate of 8.5%, and the Company pledged 13 of its shares in Minera Li as security for the loans.

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

In accordance with the Shareholders Agreement, the board of directors of Minera Li consists of three representatives from MSB and two representatives from Li3, including Li3´s Chairman and CEO. Although financial control of Minera Li lies with MSB, MSB is reliant on Li3´s expertise in the mining and lithium sectors. As such, the technical team previously responsible for the Maricunga Project remains deeply involved in its current development plans and continues to be supervised by Li3´s management and board participants.

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

On August 24, 2011, we entered into a Securities Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA” and, together with the SPA, the “POSCAN Agreements”) with POSCAN pursuant to which POSCAN acquired 100,595,238 units of the Company for approximately $18 million, with each unit consisting of one share of common stock and one three-year warrant, each warrant enabling the holder to purchase one share of the Company’s common stock at an exercise price of $0.21 per share. Li3 also agreed to issue POSCAN a two-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.15 per share (together with the warrants underlying the units, the POSCAN Warrants). All POSCAN Warrants have expired unexercised and, as of the date of this filing, shares of the Company’s common stock held by POSCAN represent 20.3% of our common stock currently issued and outstanding.

The IRA provides that Li3 will appoint a director nominated by POSCAN to our board of directors, and will continue to nominate a POSCAN-designee at each annual meeting for as long as POSCAN owns not less than 10% of the issued and outstanding shares of common stock. Mr. Gi-Chen Eom is currently the POSCAN-designee on the Company’s board of directors.

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

Project Overview

Maricunga Project

Location

As of June 30, 2016, we retained a 49% interest in the Maricunga Project. The Maricunga Project consists of approximately 1,888 hectares, and is located in the northeast section of the Salar de Maricunga, the second largest lithium-bearing salt brine deposit in Chile. It consists of Minera Li´s 60% controlling interest in SLM Litio 1-6 (1,438 hectares - highlighted in blue on the map below) and the Cocina Mining Concessions (450 hectares - highlighted in green on the map below).

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

Cocina Mining Concessions

On April 16, 2013, Minera Li acquired the Cocina Mining Concessions for $6.6 million. The Cocina Mining Concessions were constituted prior to the 1979 Lithium Exploitation Restrictions. Consequently, their holder has a constitutionally protected ownership right to exploit lithium in the area covered by those concessions. All requisite permits must be obtained prior to receipt of authorization for exploitation. Refer to the section ‘Lithium Exploitation Permitting in Chile’ below for more details about the rights to exploit lithium in Chile.

Exploration Work Performed

In December 2011, we effected a timely completion of the $8 million Phase One of our Exploration and Development Program, on the SLM Litio 1-6 concessions. We reported the initial results from brine samples taken during the sonic and reverse circulation well drilling program that was initiated in October 2011. We carried out sonic drilling for the collection of undisturbed samples from continuous core for porosity determinations and brine samples for laboratory chemical analyses. Six sonic boreholes, for a total of 900 meters, were drilled and completed to a depth of 150 meters each. We carried out reverse circulation well drilling with isolated brine sampling. A total of 884 meters of 6-inch monitoring wells were drilled and a total of 300 meters of 17 inch production wells were drilled. A total of 431 samples were taken during the drilling and were submitted to the University of Antofagasta in Antofagasta, Chile for analysis.

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

During the year ended June 30, 2016, work was undertaken on a preliminary work program for the Maricunga Project to expand the work performed on SLM Litio 1-6 to include additional studies of the Cocina Mining Concessions and the whole salar. The works undertaken included preparation of a new exploration plan and relevant approvals, preparation and permitting of a new environmental impact declaration, geophysical surveys, initiation of baseline monitoring programs and pumping test program on existing production wells. The results of the testing are expected during the second half of 2016. Additionally, a new exploration program is expected to commence before the end of 2016.

On July 20, 2016, MSB entered into a binding and exclusive agreement with Lithium Power International Limited (“LPI”), an Australian company, regarding a joint venture to explore and develop the Maricunga Project in accordance with a term sheet dated July 14, 2016. On August 30, 2016, the Company entered into an agreement with MSB, pursuant to which, the Company and MSB, as the current shareholders of Minera Li, unanimously agreed to approve the transactions contemplated by the term sheet (the “Transaction”).

As part of the Transaction, Mineral Li and MSB will contribute their Maricunga lithium brine assets to a new joint venture (the “Maricunga JV”) and LPI will contribute $27.5 million in cash to the Maricunga JV to cover exploration and development costs for the next 2.5 years until the completion of a definitive feasibility study in late 2018. Following the completion of the Transaction, the Company will own a direct 17.67% equity interest of the Maricunga JV, with LPI and MSB owning 50.0% and 32.34%, respectively. The Company will be entitled to appoint one director of the Maricunga JV (so long as it holds at least 10% of the equity interests of the joint venture), with LPI and MSB holding three and two director seats, respectively.

On September 1, 2016, LPI announced that it had satisfactorily completed the legal and technical due diligence regarding the Maricunga JV.

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

As the constitution process of the Cocina Mining Concessions was initiated in 1937, lithium exploitation is authorized in the area covered by the Cocina Mining Concessions. However, as the constitution process of SLM Litio 1-6 was initiated in 2000, lithium exploitation is not authorized in the area covered by such concessions. All other minerals on the property are concessible assuming all requisite permits are obtained.

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

While Minera Li´s current plan for the Maricunga Project is to exploit lithium and potash from both SLM Litio 1-6 and the Cocina Mining Concessions, if no permit for lithium exploitation is obtained for SLM Litio 1-6, Minera Li plans to produce lithium carbonate and potash from the Cocina Mining Concessions in conjunction with producing potash only from SLM Litio 1-6. The technical report shows that potassium resources are available in these properties. The majority of the past and current technical work performed on the project is applicable to the production of lithium and/or potassium. Potassium exploitation does not require special permits and it is exploitable via regular mining concessions, according to the CMC. Initial estimations suggest that a potash project may be economically feasible. However, there can be no assurance that Minera Li will be able to obtain the permits necessary to exploit any minerals that it discovers in a timely manner, or at all.

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

Competition

We are a junior mineral resource exploration company that competes with other mineral resource exploration companies for financing, personnel and equipment and for the acquisition of mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties and on exploration and development. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and/or development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties. Our competition includes companies such as Pure Energy Minerals and Lithium Americas.

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

Employees

At June 30, 2016, we had two full-time employees, consisting of our Chief Executive Officer and Chief Financial Officer, and one contract employee. In addition, we have engaged several advisors and consultants.

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

We currently retain 49% ownership of Minera Li (previously a 100% owned subsidiary). Minera Li holds 60% ownership of SLM Litio 1-6, a group of six private companies.

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

These properties make lithium an excellent material for manufacturing batteries (lithium-ion batteries). According to the U.S. Geological Survey’s (“USGS”) Mineral Commodity Summaries 2016, issued in January 2016, global end-use markets were estimated as follows: batteries, 35%; ceramics and glass, 32%; lubricating greases, 9%; continuous casting mold flux powders, 5%; air treatment, 5%; polymer production, 4%; primary aluminum production, 1%; and other uses, 9%. Lithium consumption for batteries has increased significantly in recent years because rechargeable lithium batteries are used extensively in the growing market for portable electronic devices, and increasingly are used in electric tools, electric vehicles, and grid storage applications. Lithium is extracted from solutions called brines, which are associated with evaporate deposits, as well as from spodumene (a lithium aluminum silicate), which occurs in a rock called pegmatite.

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

Each lithium recovery process has a unique design based on the concentrations of Li, Na, K, Mg, calcium (Ca) and SO4 in the brine, and, although there may be some similarities, each salar has its own customized methodology for optimum recovery due to the varying ionic concentrations. Wells are drilled, and the mineral rich brine is pumped to the surface into a series of large shallow ponds of increasing concentration. As water evaporates, the concentration of minerals in solution increases. Typically, the brine evaporates over an 18-24 month period until it has a sufficient concentration of lithium salts. At that point, the concentrate is shipped by truck or pipelined to processing plants where it is converted to usable salt products. In the plant, sodium carbonate (soda ash) is added to precipitate lithium carbonate, which is dried and shipped to end users to be further processed into pure lithium metal. The by-products such as potassium chloride (potash), sodium borate (borax) and other salts may also be recovered and sold to end users.

The primary reagents used to produce lithium from brine are lime and soda ash. Both substances are natural materials, commonly used in many processes and have no detrimental environmental effect when used properly. Other than solar energy, only minor amounts of fuels are consumed in the production process (pumping the brines into the ponds, etc.).

Global Market

The USGS’s Mineral Commodity Summaries 2016, states that worldwide lithium production increased slightly in 2015 in response to increased lithium demand for battery applications. According to the report, production from Argentina increased by approximately 17% and production in Australia and Chile increased slightly. Major lithium producers expected worldwide consumption of lithium in 2015 to be approximately 32,500 tons, an increase of 5% from that of 2014. Due to increased worldwide demand, spot lithium carbonate prices increased by approximately 10 to 15% compared to 2014.

Subsurface brines have become the leading raw material for lithium carbonate production worldwide because of lower production costs compared with the mining and processing costs for hard-rock ores. Owing to growing lithium demand from China in the past several years, however, mineral-sourced lithium regained market share and was estimated to account for one-half of the world’s lithium supply in 2015. Two brine operations in Chile and a spodumene operation in Australia accounted for the majority of world production. Argentina produced lithium carbonate and lithium chloride from brines. China produced lithium carbonate, lithium chloride, and lithium hydroxide mainly from imported spodumene, but also from domestic brines and minerals. A new brine operation in Argentina began commercial production in 2015.

Lithium supply security has become a top priority for technology companies in the United States and Asia. Strategic alliances and joint ventures between technology companies and exploration companies have been, and are continuing to be, established to ensure a reliable, diversified supply of lithium for battery suppliers and vehicle manufacturers. Brine operations were under development in Argentina, Bolivia, Chile, and the United States; spodumene mining operations were under development in Australia, Canada, China, and Finland; a jadarite mining operation was under development in Serbia; and a lithium clay-mining operation was under development in Mexico. Additional exploration for lithium continued, with numerous claims having been leased or staked worldwide.

Rechargeable batteries were the largest potential growth area for lithium compounds. Demand for rechargeable lithium batteries exceeds that of other rechargeable batteries. Automobile companies were developing lithium batteries for electric and hybrid electric vehicles. A leading electric car manufacturer was constructing a lithium-ion battery plant in Nevada capable of producing up to 500,000 lithium-ion vehicle batteries per year. The plant was expected to be vertically integrated, capable of producing finished battery packs directly from raw materials by 2020.

The USGS’s Mineral Commodity Summaries 2016 gives the following estimated world lithium mine production (in metric tons of lithium content):

	Mine production
	2015 (est.)		2014
Australia	13,400		13,300
Chile	11,700		11,500
China	2,200		2,300
Argentina	3,800		3,200
Zimbabwe	900		900
Portugal	300		300
Brazil	160		160
United States (1)	Withheld		Withheld
World total (rounded)	32,500	[1]	31,700	[1]

(1)	Excludes U.S. production.

Substitution for lithium compounds is possible in batteries, ceramics, greases, and manufactured glass. Examples are calcium, magnesium, mercury, and zinc as anode material in primary batteries; calcium and aluminum soaps as substitutes for stearates in greases; and sodic and potassic fluxes in ceramics and glass manufacture. Substitutes for aluminum-lithium alloys in structural materials are composite materials consisting of boron, glass, or polymer fibers in resins.

Demand for Lithium

According to the August 2016 signumBOX Performance Index, lithium demand is expected to increase at a base rate of 7% over the next 19 years. The increase in the growth rate is due primarily to an increase in demand from the battery industry.

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

The consolidated financial statements contained herein have been prepared assuming we will continue as a going concern. At June 30, 2016, we had no source of current revenue, had a cash balance of $382,054 and negative working capital of $889,214. The Company’s current negative working capital position is not sufficient to maintain its basic operations for at least the next 12 months.

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

Pursuant to the Shareholders Agreement, MSB has agreed to provide funding for our share of the development of the Maricunga Project until construction permits are in place. To continue developing the property from that stage into a producing mine, we will need to fund our 49% share of the development costs or risk dilution of our 49% ownership interest. We currently do not have any contracts or firm commitments for additional financing. There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all. An inability to obtain additional capital would restrict our ability to grow and could diminish our ability to continue to conduct our business operations. If we are unable to obtain additional financing, we will likely be required to curtail exploration and development plans and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

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

At June 30, 3016, our most significant asset is our 49% ownership interest in Minera Li, which owns the Maricunga Project. If we lose, abandon or otherwise dispose of our interest in Minera Li, there is no assurance that we will be able to acquire any other mineral properties of merit.

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

Our success depends upon the skills, experience and efforts of our management and other key personnel, including our Chief Executive Officer. As a relatively new company, much of our corporate, scientific and technical knowledge is concentrated in the hands of a few individuals. We do not have employment agreements with any of our employees other than our Chief Executive Officer and Chief Financial Officer. Furthermore, the employment agreements with our Chief Executive Officer and our Chief Financial Officer both terminate as of September 30, 2016, unless extended by the Chairman of the Board. We do not maintain key-man life insurance on any of our management or other key personnel. The loss of the services of one or more of our present management or other key personnel could significantly delay our exploration and development activities as there could be a learning curve of several months or more for any replacement personnel. Furthermore, competition for the type of highly skilled individuals we require is intense and we may not be able to attract and retain new employees of the caliber needed to achieve our objectives. Failure to replace key personnel could have a material adverse effect on our business, financial condition and operations.

MSB, who holds the controlling interest in Minera Li, may decide that they do not wish to continue with the development of Minera Li´s assets.

If MSB decides that they do not wish to continue with the development of Minera Li´s assets, we may be unable to execute our business plan for developing the Maricunga Project which could significantly adversely impact our prospects and future revenues.

RISKS RELATED TO OUR COMMON STOCK

There is currently a limited public market for our common stock, and there may not ever be an active market for our common stock.

There currently is a limited public market for our common stock. Further, although our common stock is currently quoted on the OTCQB, trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock. Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time. There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Capital Market, we expect our common stock to remain quoted on the OTCQB, or on another over-the-counter quotation system. The OTCQB provides significantly less liquidity than the New York Stock Exchange or the Nasdaq Capital Market. No assurances can be given that we will ever obtain a listing for our securities on a senior exchange. The trading price of our common stock is therefore expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. Investors may find it difficult to obtain accurate quotations as to the market value of our common stock. The eligibility standards of the OTCQB have recently changed and include, amongst other things, a minimum bid price test of $0.01 and the payment of an annual fee. If we fail to meet the OTCQB standards, we will be downgraded to OTC Pink. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby. We are currently authorized to issue an aggregate of 1,000,000,000 shares of capital stock consisting of 990,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of October 7, 2016, there are 495,153,347 shares of our common stock and no shares of our preferred stock outstanding. There are 1,550,000 shares of our common stock reserved for issuance under our 2009 Equity Incentive Plan (the “2009 Plan”), of which we have 916,666 nonqualified stock options outstanding. Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 600,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations.

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

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at June 30, 2016 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right. However, we cannot be certain that any claims for damages will not exceed such an amount. This uncertainty may have a material adverse effect on the market price of our common stock.

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

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended June 30, 2016, despite the fact the Company is outside the “Mine Act” jurisdiction, it has no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

As of October 7, 2016, there were 495,153,347 shares of our common stock issued and outstanding, and 916,666 shares issuable upon exercise of outstanding options. Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 600,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. On October 7, 2016, there were approximately 200 holders of record of shares of our common stock.

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

Fiscal Year Ending June 30, 2015	High	Low
First Quarter	$0.0300	$0.0100
Second Quarter	0.0400	0.0200
Third Quarter	0.0200	0.0100
Fourth Quarter	0.0300	0.0100

Fiscal Year Ending June 30, 2016	High	Low
First Quarter	$0.0400	$0.0200
Second Quarter	0.0300	0.0100
Third Quarter	0.0600	0.0100
Fourth Quarter	0.0300	0.0100

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

We have currently granted the following awards under the 2009 Plan:

(a)	awards of 916,666 non-qualified stock options with a weighted average exercise price of approximately $0.21 per share, none of which have been exercised. All of the stock options have vested and have five year terms;

(b)	an award of 2,500,000 shares of restricted stock which are fully vested and issued; and

(c)	awards of restricted stock units with respect to 950,000 shares of common stock which are fully vested and issued.

Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 600,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations and have not issued any of these shares.

In April 2015, 200,000 non-qualified stock options that were issued in April 2010 expired unexercised. In August 2015, 333,334 non-qualified stock options that were issued in August 2010 expired unexercised. The shares subject to these awards are therefore available for further awards under the 2009 Plan. Other awards of non-qualified stock options were previously granted under the 2009 Plan, however such awards expired unexercised and the shares subject to these awards were also made available for further awards under the 2009 Plan.

The following table provides information as of June 30, 2016, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Weighted-
		average	Number of securities
	Number of securities	Exercise price of	remaining available for
	to be issued upon	Outstanding	future issuance under equity
	exercise of	options,	compensation plans
	outstanding options,	Warrants and	(excluding securities reflected
	warrants and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	916,666	$0.23	633,334
Equity compensation plans not approved by security holders	-	-	-
Total	916,666	$0.23	633,334

(1)	Represents the 2009 Equity Incentive Plan.

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

The following discussion and analysis of our financial condition and results of operations as of, and for the years ended, June 30, 2016 and 2015, are based on our audited consolidated financial statements as of June 30, 2016, and for the years ended June 30, 2016 and 2015.

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

As of June 30, 2016, Minera Li owned (a) a 60% interest in SLM Litio 1-6, which consists of mining concessions covering an area of approximately 1,438 hectares in the Salar de Maricunga in northern Chile; and (b) the Cocina Mining Concessions, covering 450 hectares located adjacent to SLM Litio 1-6.

The Company is currently evaluating additional exploration and production opportunities.

Going Concern

At June 30, 2016, the Company had no source of current revenue, a cash balance on hand of $382,054 and negative working capital of $889,214.

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

During the year ended June 30, 2016, work was undertaken on a preliminary work program for the Maricunga Project to expand the work performed on SLM Litio 1-6 to include additional studies of the Cocina Mining Concessions and the extent of the whole salar. The works undertaken included preparation of a new exploration plan and relevant approvals, preparation and permitting of a new environmental impact declaration, geophysical surveys, initiation of baseline monitoring programs and pumping test program on existing production wells. The results of the testing are expected during the second half of 2016. Additionally, a new exploration program is expected to commence before the end of 2016.

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

Minera Li’s board of directors has formed an Operations and Finance Committee to oversee the technical work required to advance the Maricunga Project along with the financial aspects of Minera Li. The committee is currently assessing the best alternatives to advance the project, taking careful consideration of the progress of the legislation in Chile regarding permitting for exploitation of lithium. The developments have been positive with the recommendations of the National Lithium Commission in January 2015 calling for a joint effort between the state and private companies to develop a lithium project within Chile. Since then, the Chilean government has continued to announce upcoming changes to the legislation in favor of advancing new lithium projects. Minera Li have continued monitoring the progress made by the Chilean government to advance the promotion of lithium projects.

On July 20, 2016, MSB entered into an agreement with Lithium Power International Limited (“LPI”), an Australian company, regarding a joint venture to explore and develop the Maricunga Project in accordance with a term sheet dated July 14, 2016. On August 30, 2016, the Company entered into an agreement with MSB, pursuant to which, the Company and MSB, as the current shareholders of Minera Li, unanimously agreed to approve the transactions contemplated by the term sheet (the “Transaction”).

As part of the Transaction, Mineral Li and MSB will contribute their Maricunga lithium brine assets to a new joint venture (the “Maricunga JV”) and LPI will contribute $27.5 million in cash to the Maricunga JV to cover exploration and development costs for the next 2.5 years until the completion of a definitive feasibility study in late 2018. Following the completion of the Transaction, the Company will own a direct 17.67% equity interest of the Maricunga JV, with LPI and MSB owning 50.0% and 32.34%, respectively. The Company will be entitled to appoint one director of the Maricunga JV (so long as it holds at least 10% of the equity interests of the joint venture), with LPI and MSB holding three and two director seats, respectively.

On September 1, 2016, LPI announced that it had satisfactorily completed the legal and technical due diligence regarding the Maricunga JV.

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

On January 29, 2016, the Company executed a non-binding letter of intent with Wealth Minerals Ltd for a transaction between the companies. This transaction is currently under review by the Company.

Results of Operations

Fiscal Year Ended June 30, 2016 Compared with Fiscal Year Ended June 30, 2015

Revenues

We had no revenues during the years ended June 30, 2016 and 2015.

Operating Expenses

Loss from Minera Li equity method investment

We incurred losses from equity method investments of $557,038 and $236,050 during the years ended June 30, 2016 and 2015, reflecting our share of the losses incurred by Minera Li during the respective years.

General and administrative expenses

Our general and administrative expenses for the years ended June 30, 2016 and 2015 consisted of the following:

			Increase
	June 30, 2016	June 30, 2015	(Decrease)
Rent	$(439)	$30,804	$(31,243)
Office expenses	909	6,089	(5,180)
Communications	5,658	17,266	(11,608)
Travel expenses	28,725	81,662	(52,937)
Legal fees	189,244	175,908	13,336
Accounting & finance fees	58,407	69,829	(11,422)
Audit fees	47,300	58,355	(11,055)
Other professional fees	171,159	156,207	14,952
Marketing & investor relations	2,349	76,043	(73,694)
Directors fees	112,678	196,458	(83,780)
Bank fees	3,586	6,245	(2,659)
Salaries & wages	135,703	445,822	(310,119)
Stock-based compensation	84,171	232,843	(148,672)
Depreciation & amortization	-	322	(322)
Penalties	-	(160,000)	160,000
Other	(4)	(3,425)	3,421
	$839,446	$1,390,428	$(550,982)

We incurred total general and administrative expenses of $839,446 for the year ended June 30, 2016 compared to $1,390,428 for the year ended June 30, 2015, a $550,982 decrease. The reduction in general and administrative expenses is mainly a result of:

•	A decrease in travel expenses of $52,937 due to various non-recurring travel incurred in the prior period in relation to potential transactions with third parties;

•	A decrease in marketing and investor relations of $73,694 due to the termination of the contract with marketing agents in order to reduce costs;

•	A decrease in directors’ fees of $83,780 following a 25% reduction of fees payable to directors in order to reduce costs and the resignation of two directors;

•	A decrease in salaries & wages of $310,119 mainly due to a reduction in the salary paid to the CEO ($157,096) and the CFO ($112,456) from April 2015 in order to preserve cash, the termination of staff in Peru and Chile due to closure of offices ($24,739) and a one-time settlement paid to a former employee in the prior period ($14,000); and

•	A decrease in stock-based compensation of $148,672, mainly due to non-recurring costs incurred in the prior year including shares issued to the CEO and CFO in April 2015 pursuant to amendments to their employment agreements, valued at $185,000.

During the year ended June 30, 2016, the Company has continued its efforts to reduce its cost of operations to reflect the nature of its current business. The main area of cost savings has been the reduction of the salaries paid to our CEO and CFO.

Other Income (Expense)

Gain on debt extinguishment

We recognized gains on debt extinguishment of $51,656 and $333,769 for the years ended June 30, 2016 and 2015, respectively. During the year ended June 30, 2016, a gain on debt extinguishment of $51,656 was recognized as the fair value of the embedded derivative and unamortized debt discount on repayment of the 2015 Convertible Notes. The gain recorded during the year ended June 30, 2015 was in relation to the write-off of loans from Milestone of $95,000, accrued interest of $49,169, and the write-off of certain accrued liabilities.

Change in fair value of derivative liability

During the year ended June 30, 2016, we recorded a loss of $53,811 on the change in fair value of derivative liability, compared to a gain of $1,844,967 during the year ended June 30, 2015.  The change in fair value of our derivative liability has no impact on our cash flows from operations and was primarily a result of the decrease in our stock price during each of the years.

Gain on foreign currency transactions

During the years ended June 30, 2016 and 2015, gain on foreign currency transactions amounted to $4,160 and $1,532, respectively, and such activity was related to our operations in Chile and Peru.

Interest expense

During the years ended June 30, 2016 and 2015, interest expense was $146,241 and $140,915, respectively.

Net Income (Loss)

Net loss for the year ended June 30, 2016 was $1,540,720 compared to net income of $412,875 for the year ended June 30, 2015. The variance in net income (loss) is primarily due to: a gain on change in fair value of derivative liability instruments of $1,844,967 for the year ended June 30, 2015 compared to a loss of $53,811 during the year ended June 30, 2016, an increase in loss from Minera Li equity investment of $316,757, and a reduction in gain on debt extinguishment of $282,113, partially offset by a decrease in general and administrative expenses of $550,982.

Liquidity and Capital Resources

We are primarily engaged in exploration and acquisition of new properties and do not generate income from operations currently. As of June 30, 2016, our only source of liquidity had been debt and equity financing.

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

Shares for Debt Settlement

In addition to utilizing our capital to acquire properties and pay other corporate costs, we periodically issue shares of our common stock as consideration in lieu of cash to conserve our cash and meet our obligations. We likely will continue to issue common stock for these purposes where feasible, if we determine that it is in our economic best interests. During the year ended June 30, 2016, we issued 18,033,821 shares of our common stock for the settlement of $290,562 relating to certain outstanding liabilities (of which $51,581 were outstanding at June 30, 2015).

Common Stock Subject to Rescission

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares were sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at June 30, 2016 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

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

Our audited consolidated financial statements as of, and for the years ended, June 30, 2016 and 2015, are included beginning on Page F-1 immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016, based on the framework in Internal Control-Integrated Framework and the Internal Control over Financial Reporting-Guidance for Smaller Public Companies, both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness:

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

Because of this material weakness, management has concluded that our Company did not maintain effective internal control over financial reporting as of June 30, 2016, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

(c) Changes in Internal Controls.

There has been no change in our internal control over financial reporting that occurred during the year ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On July 19, 2016, Gi-Chen Eom resigned from the Board of Directors of the Company. Mr. Eom’s resignation did not result from any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed
Luis Francisco Saenz	45	President, Chief Executive Officer and Director	October 19, 2009
Luis Santillana	40	Chief Financial Officer, Secretary and Treasurer	July 1, 2012
Patrick Cussen	67	Chairman of the Board	December 5, 2011
Patricio A. Campos	70	Director	October 23, 2011
David G. Wahl	71	Director	February 18, 2010

Directors are elected to serve until the next meeting of stockholders and until their successors are elected and qualified. Our executive officers are appointed by the Board of Directors and serve at its pleasure.

Certain biographical information for each of our executive officers and directors is set forth below.

Luis Francisco Saenz joined our Board of Directors and has been our Chief Executive Officer since October 19, 2009, and President since September 14, 2011. Mr. Saenz was formerly employed at Standard Bank (“Standard”) with Standard’s investment banking unit, Standard Americas, Inc. Mr. Saenz joined Standard in New York in 1997 and relocated to Peru in 1998 to establish Standard’s Peru representative office. While in Peru, Mr. Saenz led Standard’s mining and metals organization effort in the Latin America region. Mr. Saenz returned to New York in 2007 to head Standard’s mining and metals team in the Americas. Mr. Saenz previously worked for Pechiney World Trade in the base metals trading area before joining Merrill Lynch as Vice-President for Commodities in Latin America. Mr. Saenz graduated from Franklin and Marshall College in 1991 with a Bachelor of Arts degree in economics and international affairs. He also serves as Director of Atico Mining Corporation, a TSX-listed company with mining operations in Colombia and Chief Executive Officer of Minera Quiruvilca SA in Peru.

Mr. Saenz’ qualifications to serve on the board of directors include his extensive experience in the mining and metals industry in Latin America.

Luis Santillana became our Vice President of Finance on March 1, 2012, and has been our Chief Financial Officer, Secretary and Treasurer since July 1, 2012. Mr. Santillana strengthens our existing management team and brings additional domain expertise, having over 10 years’ experience in the mining industry, specifically in finance, fund raising, debt facilities, deal negotiation and execution, strategic and financial planning, financial valuations, treasury management, and improvement of management reporting. Prior to joining our Company, Mr. Santillana held the position of Strategic Planning Manager, for ENRC plc, a $7 billion revenue, diversified mining company listed on the London Stock Exchange (FTSE 100). Based in London, he was involved in strategic and financial planning and management reporting for ENRC. From September 2008 to June 2010, Mr. Santillana was responsible for the financial planning and treasury functions at London Mining plc, an iron-ore mining company listed on the London Stock Exchange (AIM). Prior to joining London Mining plc, Mr. Santillana worked for Hochschild Mining plc, a Peruvian gold and silver producer, where he was part of the core management team that led Hochschild Mining’s successful IPO and listing on the London Stock Exchange (FTSE 250). Mr. Santillana is also currently the Chief Financial Officer of Minera Quiruvilca SA in Peru. Mr. Santillana holds an MBA from IESE Business School (Spain) and a Bachelor’s Degree in Industrial Engineering from Universidad de Lima (Peru).

Patrick Cussen joined our Company as Chairman of the Board of Directors in December 2011. Mr. Cussen brings us 44 years of mineral and mining expertise and, since 1991has been the President of Celta Consultoras Limitada, a Chilean mining consulting and service company to the Latin American mining industry, advising global clients including: Antofagasta Minerals, Vale, Phelps Dodge (Freeport), Placer Dome (Barrick), Codelco, Citibank, LS-Nikko Copper and Royal Gold. From 1972 - 1985, Mr. Cussen held numerous positions within Codelco, the world’s largest copper producer, culminating as Managing Director, Chile Copper Ltd., a London based Codelco subsidiary. From 1985 - 1990, Mr. Cussen was VP Sales, Empresa Minera de Mantos Blancos S.A. (subsidiary of Anglo American Chile). After 15 years, in April 2016 Mr. Cussen resigned as Chairman of the Board of the Center for Copper and Mining Studies (Cesco), the Chilean think-tank on mining. Mr. Cussen is also a former member of the board of the Chilean Copper Commission. Mr. Cussen is an industrial civil engineer and holds an MA in economics from the University of Chile.

Mr. Cussen’s qualifications to serve on the board of directors include his extensive experience within the Latin American mining industry.

Patricio Campos joined our Board of Directors in September 2011. Mr. Campos brings us valuable domain expertise having over 44 years’ experience in the mining industry, specifically in project exploration, evaluation, technical and economic preparation, plant constructions and operations. His mineral and mining experience includes copper, gold and non-metallic (coal, phosphate, limestone, nitrate and iodine, lithium (brines) minerals, boron and potassium chloride projects. Mr. Campos has also acted as a consultant in the evaluation of ore deposit reserves, copper, gold, iodine, nitrate, coal, phosphate, lithium salares, boron, potassium chloride and potassium sulphate projects. Prior to joining our Company, Mr. Campos previously led and supervised the construction of several plants (iodine, bagging) for Chemical & Mining Co. of Chile Inc. (NYSE: SQM), a multi-national global producer and seller of fertilizers and specialty chemicals and Bifox Ltd. (phosphoric acid, grinding, crushing). Additionally, Mr. Campos has worked as a consultant spanning 30 years for companies such as Anglo American (Salar de Atacama Project), SQM (Salar de Atacama Project), Falcon Mines, MAGSA, ACF Minera S.A., SCM Montevideo & Montecristo, and Sociedad Minera Isla Riesco. Mr. Campos has also actively participated in due diligence processes and negotiations for mining assets such as Algorta Norte S.A.’s iodine project, SQM’s Salar de Atacama and Antucoya copper projects, Codelco´s El Hueso gold mine and other exploration projects, Phelp Dodge’s Safford project, among others. Mr. Campos is a former Professor of Mining Economy at the Mining Department, Universidad de Chile and a former Professor for due diligence, Mining Department, Escuela de Ingenieria, Unversidad de Chile and Instituto de Ingenieros de Minas de Chile. Mr. Campos was a member of the Comité de Recursos Mineros del II MCh (Mining Resources Committee, Chile). Mr. Campos received his Civil Mining Engineering degree from Universidad de Chile and Graduated in economic evaluation and project preparation, Bid-Odeplan - Universidad Católica de Chile.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”  However, our Board of Directors has determined that Mr. Wahl is an “Independent Director” within the meaning of the rules of the Nasdaq Stock Market.

Board of Directors Meetings

Our business is under the general oversight of the Board of Directors as provided by the laws of Nevada and our bylaws. During the fiscal year ended June 30, 2016, the Board of Directors held nine meetings. Each incumbent director attended at least 75% of the Board of Directors meetings and the meetings of the committees on which he served the year ended June 30, 2016.

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

Audit Committee

The purpose of the Audit Committee of the Board of Directors is to represent and assist the Board in monitoring (i) accounting, auditing, and financial reporting processes; (ii) the integrity of our financial statements; (iii) our internal controls and procedures designed to promote compliance with accounting standards and applicable laws and regulations; and (iv) the appointment of and evaluating the qualifications and independence of our independent registered public accounting firm. The Audit Committee’s responsibilities are set forth in its formal charter. The Audit Committee consists of Mr. Cussen (Chairman), Mr. Wahl and Mr. Saenz. The Audit Committee was formed on December 5, 2011, and has met twice during the year ended June 30, 2016.

Mr. McKenzie and Mr. Aguirre resigned from the Audit Committee during the year due to their resignation from the Board of Directors.

The Board of Directors has determined that all Audit Committee members are financially literate under the rules of the Nasdaq Stock Market.

Compensation Committee

The purpose of the Compensation Committee of the Board of Directors is to (i) assist the Board in discharging its responsibilities with respect to compensation of our executive officers, (ii) evaluate the performance of our executive officers, and (iii) administer our stock and incentive compensation plans and recommend changes in such plans to the Board as needed. The Compensation Committee’s specific responsibilities are set forth in its formal charter. The Compensation Committee currently consists of Mr. Cussen (Chairman), Mr. Wahl and Mr. Campos. The Compensation Committee was formed on December 5, 2011, and did not meet during the year ended June 30, 2016 as any items considered pertinent to this committee were discussed at the Board of Directors meetings.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee of the Board of Directors is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and its committees, in monitoring a process to assess Board effectiveness and in developing and implementing corporate procedures and policies. The Nominating and Corporate Governance Committee’s specific responsibilities are set forth in its formal charter. The Nominating and Corporate Governance Committee currently consists of Mr. Cussen (Chairman), Mr. Wahl and Mr. Campos. The Nominating and Corporate Governance Committee was formed on December 5, 2011, and did not meet during the year ended June 30, 2016 as any items considered pertinent to this committee were discussed at the Board of Directors meetings.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under  Rule 16a-3(e) under the Exchange Act during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation to the Company from the reporting person that no Form 5 is required, no person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of the Company’s common stock, or any other person known to the Company to be subject to section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the year ended June 30, 2016, or prior years, except for one late filing for each of Messrs. de Aguirre, McKenzie, Cussen, Campos and Wahl.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by the years ended June 30, 2016 and 2015, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2016; and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2015 that received annual compensation during such fiscal year in excess of $100,000.

Summary Compensation Table

							Change
							in
							Pension
							Value
							and Non-
						Non-Equity	qualified
	Year					Incentive	Deferred
	Ended			Stock	Option	Plan	Compensation	All Other
Name and Principal	June 30,	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Position		($)	($)	($)	($)	($)	($)	($)	Total ($)
Luis Francisco Saenz	2016	31,250	-	31,250	-	-	-	3,803	66,303
Chief Executive Officer (1)	2015	190,625	-	153,125	-	-	-	4,649	348,399

Luis Santillana	2016	28,927	-	18,840	-	-	-	6,643	54,410
Chief Financial Officer (2)	2015	141,530	-	80,813	-	-	-	4,522	226,865

(1)	Mr. Saenz was appointed our Chief Executive Officer as of October 19, 2009. Mr. Saenz has an employment agreement with us as described below. We paid Mr. Saenz at the rate of $250,000 per annum from October 19, 2009 until March 31, 2015, $125,000 per annum from April 1, 2015 to June 30, 2015 and $62,500 per annum from July 1, 2015 to June 30, 2016. From June 1, 2014 to March 31, 2015, Mr. Saenz agreed to receive $3,125 of his monthly salary in shares of common stock of the Company in lieu of cash salary. From January 1, 2016 to June 30, 2016, Mr. Saenz agreed to receive his monthly salary in shares of common stock of the Company in lieu of cash salary. The number of shares of common stock issued was calculated based on the average closing price of the Company´s common stock for the thirty-day period prior to, and including, the due date for such salary. Pursuant to the amendment to the employment agreement with Mr. Saenz dated April 8, 2015, the Company issued 8,928,571 shares of common stock to Mr. Saenz valued at $125,000. The Company paid $3,803 and $4,649, respectively, for Mr. Saenz’s medical insurance during fiscal years 2016 and 2015.

(2)	Mr. Santillana served as our Vice President of Finance from March 1, 2012 until June 30, 2012, when he was appointed Chief Financial Officer. Mr. Santillana has an employment agreement with us as described below. We have paid Mr. Santillana at the rate of $185,000 per annum from his commencement until March 31, 2015, $92,500 per annum from April 1, 2015 to June 30, 2015 and $47,767 from July 1, 2015 to June 30, 2016. From June 1, 2014 to March 31, 2015, Mr. Santillana agreed to receive $2,313 of his monthly salary in shares of common stock of the company in lieu of cash salary. From January 1, 2016 to June 30, 2016, Mr. Santillana agreed to receive his monthly salary in shares of common stock of the Company in lieu of cash salary. The number of shares of common stock issued was calculated based on the average closing price of the Company´s common stock for the thirty-day period prior to, and including, the due date for such salary. Pursuant to the amendment to the employment agreement with Mr. Santillana dated April 8, 2015, the Company issued 4,285,715 shares of common stock to Mr. Saenz valued at $60,000. The Company paid $6,643 and $4,522, respectively, for Mr. Santillana’s medical insurance during fiscal years 2016 and 2015.

Outstanding Equity Awards at Fiscal Year-End

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2009 Equity Incentive Plan. (See “Market for Common Equity and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans,” above).

The following tables set forth information regarding stock options held by the Company’s Named Executive Officers at June 30, 2016.

Option Awards
Equity incentive
plan awards:
	Number of	Number of	Number of
	Securities	securities	Securities
	Underlying	underlying	underlying
	Unexercised	unexercised	unexercised	Option plan
	Options	options	unearned	exercise	Option
Name	exercisable (#)	unexercisable (#)	options (#)	price ($)	expiration date
Luis Santillana (1)	250,000	-	-	$0.40	March 1, 2017

(1)	Pursuant to an employment agreement, Mr. Santillana received a grant of 250,000 restricted stock units under the 2009 Plan, which vested in three equal instalments on each of March 1, 2013, 2014 and 2015. As of June 30, 2016, all of the restricted stock units have vested pursuant to which 250,000 shares of common stock have been issued. The Company also granted Mr. Santillana an option under the 2009 Plan to purchase an aggregate of 250,000 shares of our common stock, exercisable for a term of five years at an exercise price of $0.40 per share, all of which are fully vested.

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

Employment Agreement with Luis Saenz

We entered into an Employment Services Agreement (the “CEO Employment Agreement”) with our Chief Executive Officer (CEO), Luis Saenz, effective as of August 24, 2011. Under the CEO Employment Agreement, the base salary of Mr. Saenz was to be determined by our Board of Directors. The CEO Employment Agreement had an initial term of one year and was automatically renewed for successive one-year terms unless either party delivered timely notice of its intention not to renew. Our Board of Directors also had sole discretion to pay Mr. Saenz an annual bonus at such time and in such amount as it so determined. We granted Mr. Saenz 700,000 restricted stock units under our 2009 Equity Incentive Plan, which vested in three equal instalments on each of January 15, 2012, 2013 and 2014.

On April 8, 2015, the Company entered into Amendment No. 1 (the “Saenz Amendment 1”) to the CEO Employment Agreement with its CEO. Pursuant to the Saenz Amendment 1, the CEO´s employment term would terminate on December 31, 2015 unless the parties agreed in writing to extend the term prior to that date. On March 4, 2016, the Company entered into Amendment No. 2 (the “Saenz Amendment 2”) to the CEO Employment Agreement with its CEO whereby the term of the CEO’s employment was extended to March 31, 2016 and thereafter would terminate unless renewed at the sole discretion of the Chairman of the Board. The Saenz Amendment 2 provides that commencing January 1, 2016, the base salary of the CEO will be paid in shares of common stock of the Company. The CEO’s employment has been subsequently extended to September 30, 2016.

The CEO was paid a base salary of $10,416 per month for the period April 1, 2015 to June 30, 2015 (reduced from $20,833 per month) and $5,208 per month for the period from July 1, 2015 to June 30, 2016. The Saenz Amendment 1 also provides additional compensation upon certain change of control events and such provision was subsequently deleted in Saenz Amendment 2. In consideration of the Saenz Amendment 1, the Company issued the CEO 8,928,571 shares of common stock of the Company valued at $125,000 and recorded as stock compensation expense within general and administrative expenses in the consolidated statements of operations.

Mr. Saenz’s employment by us remains “at-will” and terminable at any time for any reason or for no reason. If Mr. Saenz’s employment is terminated by us without Cause, we must continue to pay him any base salary at the rate then in effect for a period of 18 months. If we terminate Mr. Saenz’s employment without Cause, or in connection with a Change of Control (as defined in the CEO Employment Agreement), or if Mr. Saenz terminates the CEO Employment Agreement for Good Reason, or in the event of a termination of employment due to a permanent disability, we will continue to pay him any base salary at the rate then in effect until the termination date.

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

Employment Services Agreement with Luis Santillana

We are party to an Employment Services Agreement with Mr. Santillana, dated as of December 1, 2011, amended as of April 10, 2012 (the “CFO Employment Agreement”). Under the CFO Employment Agreement, Mr. Santillana was appointed as our Chief Financial Officer (“CFO”), and we paid Mr. Santillana an annual base salary of $185,000. The CFO Employment Agreement had an initial term of one year and was automatically renewed for successive one-year terms unless either party delivered timely notice of its intention not to renew. Pursuant to the CFO Employment Agreement, we may also pay Mr. Santillana an annual bonus of up to 50% of his base salary, at such time and in such amount as may be determined by our Board of Directors in its sole discretion. We granted Mr. Santillana 250,000 restricted stock units under our 2009 Equity Incentive Plan, which vested in three equal instalments on each of March 1, 2013, 2014 and 2015. We also granted Mr. Santillana an option under our 2009 Equity Incentive Plan to purchase an aggregate of 250,000 shares of our common stock, exercisable for a term of five years at an exercise price of $0.40 per share, which vested in its entirety on September 1, 2013.

On April 8, 2015, the Company entered into Amendment No. 1 (the “Santillana Amendment 1”) to the CFO Employment Agreement with its CFO, dated as of December 1, 2011 (as amended on April 10, 2012). Pursuant to the Santillana Amendment 1, the CFO´s term would terminate on December 31, 2015 unless the parties agreed in writing to extend the term prior to that date. On March 4, 2016, the Company entered into Amendment No. 2 (the “Santillana Amendment 2”) to the CFO Employment Agreement with its CFO whereby the term of the CFO’s employment was extended to March 31, 2016 and thereafter would terminate unless renewed at the sole discretion of the Chairman of the Board. The Santillana Amendment 2 states that commencing January 1, 2016, the base salary of the CFO will be paid in shares of common stock of the Company. The CFO’s employment has been subsequently extended to September 30, 2016.

The CFO was paid a base salary of $7,708 per month for the period April 1, 2015 to June 30, 2015 (reduced from $15,417 per month) and a base salary of $3,980 per month for the period from July 1, 2015 to June 30, 2016. The Santillana Amendment 1 also provides additional compensation upon certain change of control events and such provision was subsequently deleted in Santillana Amendment 2. In consideration of the Santillana Amendment 1, the Company issued the CFO 4,285,715 shares of common stock of the Company valued at $60,000 and recorded as stock compensation expense within general and administrative expenses in the consolidated statements of operations.

Mr. Santillana’s employment by us is “at-will” and terminable at any time for any reason or for no reason. If Mr. Santillana’s employment is terminated by us without Cause or in connection with a Change of Control (as such terms are defined in the CFO Employment Agreement) or if he terminates the CFO Employment Agreement for Good Reason (as defined in the CFO Employment Agreement), his options will expire nine months after such termination. If we terminate Mr. Santillana’s employment without Cause, or in connection with a Change of Control, or if Mr. Santillana terminates his employment for Good Reason, or in the event of a termination of employment due to a permanent disability, we will continue to pay Mr. Santillana his base salary at the rate then in effect for until the termination date.

For the duration of the employment period and, unless we terminate Mr. Santillana’s employment without Cause, for the period until the termination date, Mr. Santillana has agreed not to directly or indirectly compete with any business engaged in by us or proposed to be engaged in by us during the period of his employment anywhere within the countries in which we are then operating.

The foregoing is a summary of the principal terms of the CEO Employment Agreement and the CFO Employment Agreement and Amendments to these agreements. The summary is qualified in its entirety by the detailed provisions of the actual agreements, which are filed as exhibits to this Annual Report and are incorporated herein by reference.

Compensation of Non-Employee Directors

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended June 30, 2016 to all individuals that served on our board of Directors for us at any time during the fiscal year ended June 30, 2016:

Director Compensation
Name	Fees Accrued ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patrick Cussen	-	48,000	-	-	-	-	48,000
Patricio A. Campos		18,000	-	-	-	-	18,000
David G. Wahl	-	18,000	-	-	-	-	18,000
Gi-Chen Eom	10,859	-	-	-	-	-	10,859
Eduardo G. de Aguirre	2,641	4,500	-	-	-	-	7,141
Harvey McKenzie	-	9,701	-	-	-	-	17,201
Uong Chon	978	-	-	-	-	-	978
Total	14,478	98,201	-	-	-	-	112,679

On May 2, 2012, our Board adopted a plan of compensation for its non-employee directors’ services to the Company, pursuant to which each current and former non-employee director shall be paid cash (the “Cash Director Compensation”) at the greatest of the following annual rates that applies to such director during the relevant time periods: $64,000 for the Chairman of the Board; $40,000 for the Audit Committee Chairman; $34,000 for the Chairman of any other standing Board committee; and $24,000 for directors who do not chair any committees. On February 4, 2015, our Board resolved to reduce the compensation due to each director by 25% from March 1, 2015, such that the annual rates became: $48,000 for the Chairman of the Board; $30,000 for the Audit Committee Chairman; $25,500 for the Chairman of any other standing Board committee; and $18,000 for directors who do not chair any committees. The Cash Director Compensation shall be deemed to begin to accrue retroactively for each non-employee director on the later of such director’s initiation of substantial involvement with the Board, as determined in good faith by the Chief Executive Officer, and July 1, 2011 (each such director’s “Compensation Start Date”). The increased rates of Cash Director Compensation for the Chairman of the Board and Committee Chairmen shall only apply to the period of time that the relevant director served in such capacity.

During the year ended June 30 2016, the Company issued an aggregate of 7,677,716 shares of our common stock as consideration in lieu of $116,534 in accrued Director Compensation, of which $28,500 related to fees accrued during the year ended June 30, 2015. We likely will continue to issue common stock for this purpose where feasible.

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

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of October 7, 2016 by:

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

Title of Class: Common Stock

	Amount and Nature
	of Beneficial		Percentage Of
Name and Address of Beneficial Owner	Ownership(1)		Class (2)

Luis Francisco Saenz	18,246,822		3.7%
Luis Santillana	6,955,820	(3)	1.4%
Patrick Cussen	15,552,534	(6)	3.1%
Patricio A. Campos	5,086,413	(4)(5)	4.7%
David G. Wahl	4,160,316	(4)	*

All directors and executive officers as a group (5 persons)	68,376,905	(3)(4)(6)(8)	13.8%

POSCO Canada Ltd.
650 W. Georgia St., Suite 2350
Vancouver, British Columbia
V6B 4N9
Canada	100,595,238		20.3%

Calcata Sociedad Anónima S.A.
San Antonio N°19, Of. 1601
Santiago, Santiago
Chile	51,041,666	(7)(8)	10.3%

*           Indicates less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes having or sharing voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 7, 2016, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentages are based upon 495,153,347 shares of common stock issued and outstanding as of October 7, 2016.

(3)	Includes 250,000 shares of common stock issuable upon exercise of options.

(4)	Does not include 100,000 shares of common stock issuable pursuant to restricted stock units that the Board determined to grant under the 2009 Plan, but which have not yet been granted due to an insufficient number of shares being authorized for issuance pursuant to awards granted under the 2009 Plan. 300,000 of such restricted stock units have vested at October 7, 2016.

(5)	Includes 18,375,000 shares of our common stock held by Campos Mineral Asesorias Profesionales Limitada, an entity controlled by Mr. Campos, a director of the Company.

(6)	Does not include 3,345,895 shares of common stock held by Celta Consultores Limitada (“Celta”). Although Mr. Cussen owns a minority equity interest in Celta, he does not have voting or dispositive power over the securities held by Celta and disclaims beneficial ownership thereof, except to the extent of his pecuniary interest therein. Does not include 300,000 shares of common stock issuable pursuant to restricted stock units that the Board determined to grant under the 2009 Plan, but which have not yet been granted due to an insufficient number of shares being authorized for issuance pursuant to awards granted under the 2009 Plan. All such restricted stock have vested at October 7, 2016.

(7)	Estimate of beneficial ownership, based on information available to us. The beneficial owner may have acquired shares held in street name, of which we are not aware.

(8)	Because of the arrangements described in “Directors, Executive Officers, Promoters and Control Persons, Rights to Nominate Directors” above, these persons may be deemed to constitute a group as defined in Section 13(d) of the Exchange Act. However, each such person (a) disclaims membership in a group and (b) disclaims beneficial ownership of the shares of Common Stock beneficially owned by any other such person or any other person.

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors adopted, and our stockholders approved, the 2009 Plan on October 19, 2009. The 2009 Plan reserved a total of 5,000,000 shares of our common stock for issuance pursuant to awards granted thereunder (3,450,000 of which have been issued and the restrictions with respect thereto have lapsed). If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan. As of the date hereof, we have outstanding option awards under the 2009 Plan exercisable for an aggregate of 916,666 shares of our common stock, the options of which are fully vested. In addition, we granted a restricted stock award under the 2009 Plan with respect to 2,500,000 shares of common stock which are fully vested and issued. We also issued Restricted Stock Units under the 2009 Plan with respect to 950,000 shares of common stock which are fully vested and issued. Furthermore, we have committed to grant Restricted Stock Units with respect to an aggregate of 600,000 shares; however, we do not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. We have not maintained any other equity compensation plans since our inception.

The table provided under Item 5 above contains information with respect to the shares of common stock that may be issued under our existing equity compensation plans as of June 30, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In February 2013, we entered into an agreement (the “Celta Agreement”) with Celta Consultores Limitada (“Celta”), for Celta to provide consulting services with the objective of the Company entering into a joint venture agreement with a third party. Our Chairman, Mr. Cussen, is the President of Celta.

On July 8, 2013, the Celta Agreement was amended, providing for the Company to remunerate Celta as follows:

-	Five days after the signing of a memorandum of understanding for a potential joint venture, Celta shall receive 2,000,000 shares of the Company’s common stock, and

-	Five days after the signing of a joint venture agreement, Celta shall receive 1,000,000 shares of the Company’s common stock.

On May 11, 2016, the Company agreed to issue 1,000,000 share if its common stock to Celta for consulting services provided by Celta pursuant to the Celta Agreement. The Company’s stock price on the grant date was $0.0189, and $18,900 has been recorded as stock compensation expense in in the Consolidated Statements of Operations for the year ended June 30, 2016 in relation to the settlement.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds $120,000 since July 1, 2015 or are currently being proposed in which any of our officers, directors, principal stockholders, or any of their respective relatives, associates or affiliates, has, had or will have any direct or material indirect interest.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors”. However, our Board of Directors has determined that Mr. Wahl is an “Independent Director” within the meaning of the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal independent public accountant for services rendered during the fiscal years ended June 30, 2016 and 2015, are set forth in the table below:

	Fiscal year	Fiscal year
	Ended	Ended
Fee Category	June 30, 2016	June 30, 2015
Audit fees (1)	$47,300	$61,355
Tax fees (2)	8,960	17,050
Total fees	$56,260	$78,405

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

Audit Committee’s Pre-Approval Practice

In accordance with its charter, our Audit Committee approves in advance all audit and non-audit services to be provided by our independent registered public accounting firm. During the years ended June 30, 2016 and 2015, all such services were pre-approved by either our Board or our Audit Committee, in accordance with these policies.

Our Board selected GBH CPAs, PC as our independent registered public accounting firm for purposes of auditing our financial statements for the year ended June 30, 2016.  In accordance with Board’s practice, GBH CPAs, PC was pre-approved by the Board to perform these audit services for us prior to its engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

Our consolidated financial statements are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on June 24, 2005 (1)

3.2	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 11, 2008 (2)

3.3	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on October 19, 2009 (4)

3.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 15, 2011 (17)

3.5	Amended and Restated Bylaws of the Registrant (20)

4.1	Form of Investor A Warrant of the Registrant, issued in connection with a private placement of which several closings were held in November and December of 2009 (5)

4.2	Form of Investor B Warrant of the Registrant, issued in connection with a private placement of which several closings were held in November and December of 2009 (5)

4.3	Form of Warrant of the Registrant, issued in connection with a private placement of which several closings were held in June, July and September of 2010 (10)

4.4	Form of Warrant included in the D Units sold in the Second 2010 Unit Offering (13)

4.5-	Form of Warrant included in the E Units sold in the Third 2010 Unit Offering (15)

4.6	Form of Warrant included in the units issued in private placement in April and May, 2011 (16)

4.7	Form of Warrant issued pursuant to Securities Purchase Agreement dated as of August 24, 2011, between the Registrant and POSCAN (18)

4.8	Form of Warrant issued pursuant to the Additional Agreement to Securities Purchase Agreement, dated as of August 17, 2012, between the Registrant and POSCAN (26)

4.9	Form of Bonus Warrant issued pursuant to the Additional Agreement to Securities Purchase Agreement, dated as of August 17, 2012, between the Registrant and POSCAN (26)

10.1 †	Registrant’s 2009 Stock Incentive Plan adopted October 19, 2009 (5)

10.2 †	Form of Stock Option Agreement under the Registrant’s 2009 Equity Incentive Plan (5)

10.3	Form of Subscription Agreement between the Registrant and each subscriber in a private placement offering of units (5)

10.12	Registration Rights Agreement, dated as of February 16, 2010, among the Registrant, Next Lithium Corp. and Next Lithium (Nevada) Corp. (7)

10.14 †	Engagement Letter, dated January 7, 2010, between the Registrant and Marin Management Services, LLC (8)

10.18	Form of Subscription Agreement between the Registrant and each subscriber in the private placement of which several closings were held in June, July and September of 2010 (10)

10.19	Form of Registration Rights Agreement between the Registrant and the subscribers in the private placement of which several closings were held in June, July and September of 2010 (9)

10.20	Addendum to Master Option Agreement between Lacus Minerals S.A. and the Registrant, dated as of July 30, 2010 (12)

10.21	Stock Purchase Agreement, dated as of August 3, 2010, among the Registrant, Pacific Road Capital A Pty. Limited, as trustee for Pacific Road Resources Fund A, Pacific Road Capital B Pty. Limited, as trustee for Pacific Road Resources Fund B, and Pacific Road Capital Management G.P. Limited, as General Partner of Pacific Road Resources Fund L.P. (11)

10.22†	Employment Services Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (12)

10.23†	Form of Restricted Stock Agreement, dated as of August 11, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (12)

10.24	Letter Agreement between the Registrant and LW Securities, Ltd., dated November 24, 2010 (13)

10.25	Form of Subscription Agreement between the Registrant and each Subscriber in the Second 2010 Unit Offering (13)

10.27	Investment Agreement, dated as of December 2, 2010, between the Registrant and Centurion Private Equity, LLC (11)

10.28	Registration Rights Agreement, dated as of December 2, 2010, between the Registrant and Centurion Private Equity, LLC (14)

10.29	Form of Subscription Agreement between the Registrant and each Subscriber in the Third 2010 Unit Offering (15)

10.31 †	Amendment No. 1 to Employment Services Agreement, dated as of December 14, 2010, between the Registrant and MIZ Comercializadora, S. de R.L. (13)

10.32	Settlement Agreement, dated as of December 30, 2010, between the Registrant and Robert James Sedgemore (13)

10.33	Binding Letter of Intent between the Registrant and shareholders of Sociedades Legales MinerasLitio 1 a 6 de la Sierra Hoyada de Maricunga, dated as of February 24, 2011, relating to Registrant’s acquisition of a controlling interest in certain assets (16)

10.34	Form of Securities Purchase Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011 (16)

10.36	Form of Registration Rights Agreement between the Registrant and each subscriber in connection with private placement of units in April and May, 2011 (16)

10.37	Amending Agreement, dated as of March 30, 2011, between the Registrant and the Alfredo Sellers, amending the Stock Purchase Agreement between Registrant and the Alfredo Sellers dated as of August 3, 2010 (11)

10.38	Credit Agreement, dated as of May 2, 2011, between the Registrant and certain private institutional investors (16)

10.39	Framework Contract of Mining Project Development and Buying and Selling of Shares of Sociedades Legales Mineras Litio 1 a 6 de la Sierra Hoyada de Maricunga dated as of May 20, 2011 (16)

10.40	Securities Purchase Agreement dated as of August 24, 2011, between the Registrant and POSCAN (11)

10.41	Investor Rights Agreement dated as of August 24, 2011, between the Registrant and POSCAN (11)

10.42	Employment Services Agreement between the registrant and Luis Saenz, effective as of August 24, 2011 (18)

10.43	Amendment and Waiver Agreement with the holders of the Registrant’s zero-coupon bridge notes, dated as of August 25, 2011 (18)

10.44 †	Consulting Services Agreement between the Registrant and R&M Global Advisors, dated November 23, 2011, with respect to Eric Marin’s services as Interim Chief Financial Officer of the Registrant (19)

10.45	Agreement Between R3 Fusion and Li3 Energy, dated as of January 12, 2012 (21)

10.46	Form of 15% Bridge Notes issued by the Registrant (30)

10.47 †	First Amendment to Registrant’s 2009 Stock Incentive Plan, dated May 2, 2012 (22)

10.48 †	Second Amendment to Registrant’s 2009 Stock Incentive Plan, dated June 17, 2012 (23)

10.49 †	Amendment No. 1 to Contractor Services Agreement between the Registrant and R&M Global Advisors, Inc., dated as of June 30, 2012 (24)

10.50	Additional Agreement to the Securities Purchase Agreement between the Registrant and POSCAN, dated as of August 17, 2012 (25)

10.51 †	Employment Services Agreement between the Registrant and Luis Santillana, dated as of December 1, 2011 (29)

10.52 †	Amendment to Employment Services Agreement between the Registrant and Luis Santillana, dated as of March 1, 2012 (29)

10.53	Form of Settlement Agreement between the Registrant and the Receivable Holders entered into on September 7, 2012 (31)

10.54	Second Amendment and Waiver Agreement with the holders of the Registrant’s zero-coupon bridge notes, dated as of September 28, 2012 (28)
10.55	Memorandum of Understanding dated March 17, 2013 for the Merger of Blue Wolf Mongolia Holdings Corp and the Registrant (32)

10.56	Purchase Agreement between the Registrant and Jose Resk Nara and Carlos Alfonso Iribarren to purchase all of the outstanding shares of SLM Cocina Diecinueve de la Hoyada de Maricunga dated April 16, 2013 (33)

10.57	Agreement and Plan of Merger by and among the Registrant, Blue Wolf Mongolia Holdings Corp. and Blue Wolf Acquisition Sub dated May 21, 2013 (34)

10.58	Shares Purchase-Sale of Minera Li Energy SPA from Li3 Energy, Inc. to BBL SPA, dated January 27, 2014 (35)

10.59	Third Extraordinary Shareholders Meeting of Minera Li Energy SPA, dated January 27, 2014 (35)

10.60	Shareholders´ Agreement of Minera Li Energy SPA, dated January 27, 2014 (35)

10.61	Assignment of Contentious Rights and Credit Sociedad Legal MineraLitio 1 de la Sierra Hoyada de Maricunga and Others and Inversiones Tierras Raras SPA, dated January 27, 2014 (35)

10.62	Form of Registration Damages Settlement Agreement between Registrant and certain shareholders of the Company who participated in a private placement with the Company in April and May of 2011 (36)

10.63	Loan Contract and Pledge Without Transfer of Possession between BBL SpA and the Company, dated February 3, 2015 (36)

10.64 †	Amendment No. 1 to Employment Services Agreement between the Registrant and Luis Saenz, dated April 8, 2015 (37)

10.65 †	Amendment No. 1 to Employment Services Agreement between the Registrant and Luis Santillana, dated April 8, 2015 (37)

10.66	Compensation, Debt Recognition, Cancelation of Debt and Incorporation of Lien Without Displacement from Minera Salar Blanco SpA to Li3 Energy, Inc, dated January 19, 2016 (38)

10.67	Modification of the Shareholders Agreement Minera Li Energy SpA, dated January 19, 2016 (38)

10.68	Amendment No. 2 to Employment Services Agreement between the Company and Luis Saenz, dated March 4, 2016 (38)

10.69	Amendment No. 2 to Employment Services Agreement between the Company and Luis Santillana, dated March 4, 2016 (38)

10.70	Form of Convertible Promissory Note, May 2016 (39)

10.71	Form of Convertible Promissory Note, June 2016 (40)

14.1	Code of Ethics (3)

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed with the Securities and Exchange Commission on August 19, 2005 as an exhibit to the Registrant’s registration statement on Form SB-2 (SEC File No. 333-127703), which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on July 29, 2008 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on September 25, 2008 as an exhibit to the Registrant’s annual report on Form 10-KSB, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on October 23, 2009 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on November 16, 2009 as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on January 25, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on March 18, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on May 14, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(9)	Filed with the Securities and Exchange Commission on June 15, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(10)	Filed with the Securities and Exchange Commission on July 19, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(11)	Filed with the Securities and Exchange Commission on March 15, 2012 as an exhibit to Amendment No. 8 to Registration Statement on Form S-1/A, which exhibit is incorporated herein by reference.

(12)	Filed with the Securities and Exchange Commission on November 4, 2010, as an exhibit to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(13)	Filed with the Securities and Exchange Commission on February 22, 2011, as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(14)	Filed with the Securities and Exchange Commission on December 8, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(15)	Filed with the Securities and Exchange Commission on December 15, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(16)	Filed with the Securities and Exchange Commission on May 23, 2011, as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(17)	Filed with the Securities and Exchange Commission on March 16, 2011, as an exhibit to the Registrant’s registration statement on Form 8-A, which exhibit is incorporated herein by reference.

(18)	Filed with the Securities and Exchange Commission on August 26, 2011 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(19)	Filed with the Securities and Exchange Commission on November 29, 2011 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(20)	Filed with the Securities and Exchange Commission on January 30, 2014, as an exhibit to the Registrant’s current report on Form 8-K,and incorporated herein by reference.

(21)	Filed with the Securities and Exchange Commission on January 20, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(22)	Filed with the Securities and Exchange Commission on May 18, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(23)	Filed with the Securities and Exchange Commission on June 21, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(24)	Filed with the Securities and Exchange Commission on July 5, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(25)	Filed with the Securities and Exchange Commission on August 24, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(26)	Filed with the Securities and Exchange Commission on August 24, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(27)	Filed with the Securities and Exchange Commission on January 6, 2012 as an exhibit to Amendment No. 2 to the Registrant’s annual report on Form 10-K/A, which exhibit is incorporated herein by reference.

(28)	Filed with the Securities and Exchange Commission on October 10, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(29)	Filed with the Securities and Exchange Commission on September 21, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(30)	Filed with the Securities and Exchange Commission on October 15, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

(31)	Filed with the Securities and Exchange Commission on September 13, 2012 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(32)	Filed with the Securities and Exchange Commission on March 21, 2013 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(33)	Filed with the Securities and Exchange Commission on May 1, 2013 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(34)	Filed with the Securities and Exchange Commission on May 21, 2013 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(35)	Filed with the Securities and Exchange Commission on May 15, 2014 as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(36)	Filed with the Securities and Exchange Commission on May 15, 2015 as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(37)	Filed with the Securities and Exchange Commission on April 9, 2015 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(38)	Filed with the Securities and Exchange Commission on March 7, 2016 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(39)	Filed with the Securities and Exchange Commission on May 19, 2016 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(40)	Filed with the Securities and Exchange Commission on June 20, 2016 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

*	Filed herewith.

¶	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if and to the extent that the Registrant specifically incorporates it by reference.

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Li3 ENERGY, INC.

Dated: October 7, 2016	By:	/s/ Luis Saenz
Luis Saenz
Chief Executive Officer
(principal executive officer)

	By:	/s/ Luis Santillana
Luis Santillana
Chief Financial Officer
(principal financial officer and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luis Saenz	Chief Executive Officer (principal	October 7, 2016
Luis Saenz	executive officer), and Director

/s/ Patrick A. Cussen	Director	October 7, 2016
Patrick A. Cussen

/s/ Patricio A. Campos	Director	October 7, 2016
Patricio A. Campos

/s/ David G. Wahl	Director	October 7, 2016
David G. Wahl

LI3 ENERGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Li3 Energy, Inc.

Santiago de Chile, Chile

We have audited the accompanying consolidated balance sheets of Li3 Energy, Inc. as of June 30, 2016 and 2015, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Li3 Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Li3 Energy, Inc., as of June 30, 2016 and 2015, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

October 7, 2016

LI3 ENERGY, INC.

Consolidated Balance Sheets

	June 30, 2016	June 30, 2015
Assets
Current assets:
Cash	$382,054	$6,217
Prepaid expenses and advances	9,169	51,760
Receivable from MSB for sale of controlling interest in Minera Li	-	997,796
Total current assets	391,223	1,055,773
Equity investment in Minera Li	6,779,337	7,336,375
Total non-current assets	6,779,337	7,336,375
Total assets	$7,170,560	$8,392,148

Liabilities & Stockholders´ Equity
Current liabilities:
Accounts payable	$360,979	$358,045
Accrued expenses	306,861	278,477
Common stock payable	236,678	276,678
Notes payable	200,000	-
Convertible notes payable, net of discount of $349,081 and $0, respectively	175,919	-
Current portion of long-term notes payable to MSB	-	1,020,000
Derivative liabilities	-	4,040
Total current liabilities	1,280,437	1,937,240
Long-term notes payable to MSB	454,901	200,000
Total non-current liabilities	454,901	200,000
Total liabilities	1,735,338	2,137,240

Commitments and contingencies

Common stock subject to rescission, 65,000 shares issued and outstanding	3,041	3,041

Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 495,153,347 and 477,119,526 shares issued and outstanding, respectively	495,153	477,120
Additional paid-in capital	72,511,626	71,808,625
Accumulated deficit	(67,574,598)	(66,033,878)
Total stockholders' equity	5,432,181	6,251,867
Total liabilities and stockholders´ equity	$7,170,560	$8,392,148

See accompanying notes to the consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Operations

	Year Ended	Year Ended
	June 30, 2016	June 30, 2015
Operating expenses:
Loss from Minera Li equity investment	(557,038)	(236,050)
General and administrative expenses	(839,446)	(1,390,428)
Total operating expenses	(1,396,484)	(1,626,478)

Other income (expense):
Gain on debt extinguishment	51,656	333,769
Change in fair value of derivative liability instruments	(53,811)	1,844,967
Gain on foreign currency transactions	4,160	1,532
Interest expense	(146,241)	(140,915)
Total other income (expense)	(144,236)	2,039,353

Net income (loss)	$(1,540,720)	$412,875

Net income (loss) per common share - basic	$(0.00)	$0.00
Net income (loss) per common share - diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic	484,766,399	447,583,953
Weighted average number of common shares outstanding - diluted	484,766,399	448,383,953

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.

Consolidated Statements of Changes in Stockholders´ Equity

From July 1, 2014 through June 30, 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2014	435,006,181	$435,006	$70,610,958	$(66,446,753)	$4,599,211

Stock-based compensation:
Amortization of stock-based compensation	-	-	7,843	-	7,843

Stock issued to settle liabilities:
Stock issued to directors and employees	27,143,285	27,144	396,356	-	423,500
Stock issued in settlement of registration rights penalties	14,970,060	14,970	793,468	-	808,438

Net income	-	-	-	412,875	412,875

Balance, June 30, 2015	477,119,526	$477,120	$71,808,625	$(66,033,878)	$6,251,867

Stock-based compensation:
Amortization of stock-based compensation	-	-	176	-	176

Stock issued to settle liabilities:
Stock issued to directors and employees	12,213,936	12,213	213,975	-	226,188
Stock issued to third parties	5,819,885	5,820	93,650	-	99,470

Beneficial conversion feature related to convertible notes payable			395,200		395,200

Net loss	-	-	-	(1,540,720)	(1,540,720)

Balance, June 30, 2016	495,153,347	$495,153	$72,511,626	$(67,574,598)	$5,432,181

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net income (loss)	$(1,540,720)	$412,875
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	322
Amortization of convertible debt discount	71,325	-
Loss from Minera Li equity investment	557,038	236,050
Gain on sale of Noto Energy	-	(4,245)
Stock-based compensation	84,171	232,843
Gain on debt and liabilities extinguishment	(51,656)	(333,769)
Change in fair value of derivative liabilities	53,811	(1,844,967)
Gain on foreign currency transactions	(4,160)	(1,532)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and advances	43,302	(12,090)
Accretion of interest income on MSB receivable	(2,204)	(3,779)
Increase in accounts payable	20,577	120,280
Increase in accrued expenses	309,353	185,739
Net cash used in operating activities	(459,163)	(1,012,273)

Cash flows from financing activities
Proceeds from notes payable - Directors	40,000	-
Payments on notes payable - Directors	(25,000)	-
Proceeds from convertible debts	577,500	-
Payments on convertible debt	(57,500)	-
Proceeds from note payable	200,000	-
Proceeds from notes payable – MSB	100,000	980,000
Net cash provided by financing activities	835,000	980,000

Net (decrease) increase in cash	375,837	(32,273)

Cash at beginning of the year	6,217	38,490

Cash at end of the year	$382,054	$6,217

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$2,417	$2,652

Non-cash financing transactions:
Original issue discount	$5,000	$-
Derivative debt discount on conversion feature on convertible notes	$52,500	$-
Beneficial conversion feature related to convertible notes	$395,200	$-
Settlement of accrued liabilities through issuance of stock	$226,437	$238,499
Settlement of director notes payables and accrued interest through issuance of stock	$15,226	$-
Settlement of MSB note receivable and MSB note payable	$1,000,000	$-
Reclassification of interest owed to MSB to note payable	$134,901	$-
Issuance of common stock to shareholders due to registration rights penalty settlement	$-	$808,438

See accompanying notes to the consolidated financial statements.

Li3 ENERGY, INC.

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2016 and 2015

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

b. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2016 and 2015. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

d. Income Taxes

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

The Company recognizes interest related to income tax matters in income tax expense and penalties related to income tax matters in general and administrative expenses. The Company did not have any uncertain income tax positions or accrued interest included in our consolidated balance sheets at June 30, 2016, or 2015, and did not recognize any interest in its consolidated statements of operations during the years ended June 30, 2016 or 2015. During the year ended June 30, 2015, the Company reversed accrued penalties related to income tax matters of $160,000 and this reversal is recorded in general and administrative expenses in the consolidated statement of operations.

e. Fair Value Measurements

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

f. Beneficial Conversion Feature

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt.

g. Earnings (Loss) per Share

Basic net earnings per share amounts are computed by dividing the net income available to Li3 Energy, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

For the years ended June 30, 2016 and 2015, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net income or loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended
	June 30, 2016	June 30, 2015
Stock options	916,666	1,250,000
Restricted stock units	600,000	-
Stock warrants	2,380,950	89,125,976
	3,897,616	90,375,976

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

j. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company´s consolidated financial position, operations or cash flows.

k. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, June 30, 2016, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

NOTE 3. GOING CONCERN

As of June 30, 2016, the Company had no source of current revenue, a cash balance on hand of $382,054 and negative working capital of $889,214.

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

NOTE 4. INVESTMENT IN MINERA LI

The Company´s equity investment at June 30, 2016 and 2015 relates to its 49% investment in Minera Li. The investment in Minera Li was consolidated prior to January 27, 2014. The activity of the investment for the period from July 1, 2014 to June 30, 2016 is as follows:

Balance, July 1, 2014	$7,572,425
Less: Equity in loss of Minera Li	(236,050)
Balance, June 30, 2015	7,336,375
Less: Equity in loss of Minera Li	(557,038)
Balance, June 30, 2016	$6,779,337

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

Summarized Balance Sheets

	June 30, 2016	June 30, 2015
Current assets	$47,973	$122,106
Non-current assets	17,383,067	17,062,020
Total assets	$17,431,040	$17,184,126

Current liabilities	$1,870,056	$486,329
Equity	15,560,984	16,697,797
Total liabilities and equity	$17,431,040	$17,184,126

Summarized Statements of Operations

	Year ended	Year ended
	June 30, 2016	June 30, 2015
Revenue	$-	$-
Operating expenses:
Exploration expenses	(753,521)	(22,302)
General & administrative expenses	(383,292)	(459,432)
Total operating expenses	(1,136,813)	(481,734)
Net loss	$(1,136,813)	$(481,734)

NOTE 5.   RELATED PARTY TRANSACTIONS

MSB

As of June 30, 2016, MSB owned 51% of Minera Li with Li3 retaining a 49% ownership interest. MSB is a private Chilean corporation with an objective to advance a business in the production of lithium. MSB is controlled by a Chilean entrepreneur.

As of June 30, 2015, the Company had received a total of $1,220,000 of loans from MSB (of which $980,000 was received during the year ending June 30, 2015), bearing interest of 8.5% per annum and due within 18 months from the date of receipt. On January 19, 2016, the Company entered into an additional agreement with MSB whereby the Company and MSB agreed to offset the $1,000,000 Additional Payment MSB previously agreed to provide to the Company against $1,000,000 of the Company’s notes payable to MSB and $134,901 of accrued interest owed to MSB was rolled into the Company’s existing note payable. In addition, MSB loaned an additional $100,000 to the Company and MSB waived the 13 shares in Minera Li which were pledged by the Company to MSB as security for its notes payable. The resulting $454,901 loan payable and accrued interest is due on January 18, 2018, bears interest at 8.5% per annum, and is secured by 5 of the Company’s shares in Minera Li.

The total interest accrued on the loans from MSB as of June 30, 2016 and 2015 was $17,268 (with $134,901 of accrued interest to January 19, 2016 rolled into the note payable) and $79,355, respectively. For the years ended June 30, 2016 and 2015, $74,305 and $78,307, respectively, of interest expense was recognized in our consolidated statements of operations.

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

On November 4, 2015, the Company issued unsecured non-interest-bearing promissory notes to each of Mr. Patrick Cussen and Mr. Patricio Campos in the amounts of $10,000 and $15,000, respectively. The promissory notes were repaid on February 9, 2016.

NOTE 6. NOTES PAYABLE

On January 29, 2016, the Company executed a non-binding letter of intent (“LOI”) with Wealth Minerals Ltd ("Wealth") for a transaction between the companies and on signing the LOI, the Company received a payment of $50,000 from Wealth which was recorded as notes payable in the consolidated balance sheet. On March 22, 2016, the parties extended the LOI for an additional 60 days and on April 29, 2016, the Company received a further payment of $150,000 from Wealth, also recorded as notes payable in the consolidated balance sheet.

If the transaction is completed, the payments from Wealth will remain a non-interest bearing shareholder loan. If the transaction is terminated by Li3, the Company is required to repay the amounts within 30 days. If the transaction is terminated by Wealth, the payments will be converted into common shares of Li3 at a price equal to the greater of $0.02 per share or the 10-day volume weighted average price of the common shares of Li3 as quoted on the OTCBB.

NOTE 7. CONVERTIBLE NOTES PAYABLE

2015 Convertible Notes

On December 8, 2015, the Company issued $57,500 of promissory notes to third parties for cash proceeds of $52,500 (the “2015 Convertible Notes”), convertible at a price equal to 55% of the lowest daily trading prices of the Company’s common stock for the last 25 trading days prior to conversion, and bearing interest at 10% per annum. The notes were due and payable on December 8, 2016, however were repaid in May 2016 for a total of $86,317 including accrued interest of $2,417 and prepayment penalty amount of $26,401.

The Company determined that the convertible notes contained embedded derivative instruments as the conversion prices were based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair values of the convertible notes were recognized as derivative instruments at issuance and measured at fair value at each reporting period. The Company determined that the fair value of the derivatives was $131,884 at the issuance date. As the proceeds from the debt at issuance was $52,500, an initial loss of $79,384 was recognized and recorded to change in fair value of derivative liabilities during the year ended June 30, 2016 and a $52,500 debt discount was recorded.

The Company determined the fair values of the embedded derivatives on the grant dates using the modified lattice valuation model with the following assumptions: stock price on the measurement date of $0.025 per share, term of 1 year, expected volatility of 156%, and a discount rate of 0.15%.

Upon repayment of the convertible notes, the Company reclassified the fair value of the embedded conversion feature derivative liability to gain on debt extinguishment in its consolidated statement of operations and fully amortized the unamortized debt discount of $32,294.

Upon repayment of the convertible notes payable, the Company recorded a gain on debt extinguishment of $51,656 as follows:

Gain on debt extinguishment

June 30, 2016
Prepayment penalty	$26,401
Derivative gain	(110,351)
Amortization of debt discount	32,294
Gain on debt extinguishment	$(51,656)

2016 Convertible Notes

During May, 2016, the Company issued unsecured convertible promissory notes to various individuals for aggregate proceeds of $525,000, bearing an interest rate of 10% per annum, due 12 months from the date of issuance and convertible at a price of $0.0125 per share. The Company assessed the embedded conversion feature and determined that the intrinsic value of the beneficial conversion feature at inception exceeded the face value of this note and accordingly recorded at beneficial conversion feature of $395,200. Such beneficial conversion feature was accounted for as a debt discount, which is amortized to interest expense over the life of the note. During the year ended June 30, 2016, the Company recorded amortization of debt discount and interest expense of $46,119 and $6,212, respectively, on these convertible notes. Total unamortized debt discount and interest accrued on the loans as of June 30, 2016 was $349,081 and $6,212, respectively.

NOTE 8. DERIVATIVE LIABILITIES

Warrants

The Company determined that certain warrants that the Company issued contained provisions that protected holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could have resulted in modification of the warrants exercise price based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. As at June 30, 2016, all derivative warrant instruments had expired.

Activity for derivative warrant instruments during the years ended June 30, 2015 and 2016 was as follows:

		Decrease in		Decrease in
	Balance at	fair value of	Balance at	fair value of	Balance at
	June 30,	derivative	June 30,	derivative	June 30,
	2014	liabilities	2015	liabilities	2016
2009 Unit Offering warrants	$1,499	$(1,499)	$-	$-	$-
First 2010 Unit Offering warrants	305,483	(305,483)	-	-	-
Second 2010 Unit Offering warrants	46,224	(46,224)	-	-	-
Third 2010 Unit Offering warrants	108,685	(108,685)	-	-	-
Incentive warrants	110,027	(110,027)	-	-	-
2011 Unit Offering warrants	-	-	-	-	-
Lender warrants	41,372	(37,573)	3,799	(3,799)	-
Warrants for advisory services and arranger warrants	2,111	(1,870)	241	(241)	-
POSCAN warrants	1,233,606	(1,233,606)	-	-	-
	$1,849,007	$(1,844,967)	$4,040	$(4,040)	$-

The following is a summary of the assumptions used in the modified lattice valuation model as of June 30, 2015.

Valuation as of
June 30,
2015
Common stock issuable upon exercise of warrants	89,125,976
Market value of common stock on measurement date (1)	$0.011
Adjusted exercise price	$0.04-$0.25
Risk free interest rate (2)	0.11%-0.28%
Warrant lives in years	0.0 – 2.1
Expected volatility (3)	131%-175%
Expected dividend yields (4)	None
Assumed stock offerings per year over next five years (5)	1

Probability of stock offering in any year over five years (6)	100%
Range of percentage of existing shares offered (7)	21%

Offering price (8)	$0.02

(1)	The market value of common stock is the stock price at the close of trading at year-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 0.5 or 1-year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering per year over the next five years.

(6)	Management has determined that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the percentage of existing shares offered in a stock offering will be between 21% of the shares outstanding.

(8)	Represents the estimated offering price in future offerings as determined by management.

Embedded Derivative Instruments

The Company determined that the 2015 Convertible Notes contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. The fair value of the derivatives was recognized as a derivative instrument at issuance and measured at fair value at each reporting period. The Company repaid the 2015 convertible notes during the year ended June 30, 2016.

The following is a summary of the assumptions used in the modified lattice valuation model as of the issuance date of December 8, 2015:

December 8, 2015
Common stock issuable upon conversion of debt	5,227,273
Market value of common stock on measurement date (1)	$0.025
Adjusted exercise price	$0.011
Risk free interest rate (2)	0.15%
Life in years	1.0
Expected volatility (3)	156%
Expected dividend yields (4)	None
Assumed stock offerings per year over next two years (5)	1
Probability of stock offering in any year over next two years (6)	100%
Range of percentage of existing shares offered (7)	14%
Offering price range (8)	$0.03

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 1 year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next year.

(6)	Management estimates that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be 14% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

Activity for embedded derivative instruments during the year ended June 30, 2016 was as follows:

		Initial valuation
		of embedded		Fair value of
		derivative	Increase in	derivative
	Balance at	instruments	fair value of	liabilities	Balance at
	June 30,	issued during	derivative	on repayment	June 30,
	2015	the period	liabilities	of debt	2016
Convertible Notes	$-	$52,500	$57,851	$(110,351)	$-

	$-	$52,500	$57,851	$(110,351)	$-

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock Issued to Satisfy Obligations and Issued for Services

Year Ended June 30, 2016

During the year ended June 30, 2016, the Company issued 5,819,885 shares of common stock to satisfy $96,160 of obligations owed to third parties. The shares were issued to satisfy liabilities owed to third parties. In connection with the issuance of these shares, the Company recorded stock-based compensation of $3,310 for the difference between the grant date fair value of the common stock issued and the obligations which were owed to third parties.

During the year ended June 30, 2016, the Company issued 12,213,936 shares of common stock to satisfy $194,402 of obligations. The shares were issued to satisfy various liabilities owed to related parties, including the CEO, CFO and directors of the Company. In connection with the issuance of these shares, the Company recorded stock-based compensation of $31,786 for the difference between the grant date fair value of the common stock issued and the obligations which were owed to the related parties.

Year Ended June 30, 2015

During the year ended June 30, 2015, the Company issued 14,970,060 shares of common stock to satisfy in full $808,438 of registration rights penalties owed to certain investors.

During the year ended June 30, 2015, the Company issued 13,928,999 shares of common stock as consideration to satisfy $238,499 of obligations. The shares were issued to satisfy liabilities owed to related parties, including the CEO, CFO and directors of the Company.

On April 9, 2015, in consideration of employment agreements with the Company’s CEO and CFO, the Company issued in aggregate 13,214,286 shares of common stock of the Company to its CEO and CFO with a grant date fair value of $185,000.

Restricted Stock Units

The Company committed to grant restricted stock units with respect to an aggregate of 600,000 shares to members of its Board of Directors, with such restricted stock units to vest over a period of three years starting from the later of July 1, 2011 and the initial date of the applicable director’s substantial involvement with the Board’s activities. However, the Company does not currently have enough shares authorized for issuance under our 2009 Plan to satisfy all of these obligations. The Company recorded compensation expense of $176 and $5,361 during the years ended June 30, 2016 and 2015, respectively, in relation to the restricted stock units to be granted to its directors.

Stock Option Awards

There were no stock options issued during the years ended June 30, 2016 and 2015. A summary of stock option activity is presented in the table below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2014	1,450,000	$0.22	2.03	$-
Expired/Forfeited	(200,000)	-	-	-
Outstanding at June 30, 2015	1,250,000	$0.21	1.2	$-
Expired/Forfeited	(333,334)	-	-	-
Outstanding at June 30, 2016	916,666	$0.23	0.6	$-
Exercisable at June 30, 2016	916,666	$0.23	0.6	$-

As of June 30, 2016, all of the stock options have vested. On August 11, 2016, a further 333,334 stock options expired unexercised.

Warrants

Summary information regarding common stock warrants outstanding is as follows:

		Weighted-average
	Number of	Exercise
	Warrants	Price
Outstanding at June 30, 2014	155,635,919	$0.17
Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	1,988,605	n/a
Expired	(68,498,548)	-
Outstanding at June 30, 2015	89,125,976	$0.15
Additional shares issuable upon exercise of warrants as a result of adjustments pursuant to anti-dilution provisions	242,053	n/a
Expired	(86,987,079)	-
Outstanding at June 30, 2016	2,380,950	$0.21

Warrants outstanding as of June 30, 2016 are as follows:

		Outstanding		Exercisable
	Exercise	number	Remaining	number
Issuance Date	price	of shares	life	of shares
August 17, 2012	$0.21	2,380,950	1.1 years	2,380,950
		2,380,950		2,380,950

The warrants outstanding at June 30, 2016 had no intrinsic value.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s derivative liabilities that were accounted for at fair value on a recurring basis:

Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value
As of June 30, 2016	$-	$-	$-	$-
As of June 30, 2015	$-	$-	$4,040	$4,040

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Years Ended June 30,
	2016	2015
Beginning balance	$4,040	$1,849,007
Change in fair value	53,811	(1,844,967)
Additions	52,500	-
Fair value of embedded derivative liability reclassified to gain on debt extinguishment upon repayment of debt	(110,351)	-
Ending balance	$-	$4,040
Change in unrealized loss (gain) included in earnings	$53,811	$(1,844,967)

NOTE 11. INCOME TAXES

The Company files a U.S. federal income tax return.  The Company’s foreign subsidiaries file income tax returns in their jurisdictions.

The components of the consolidated taxable net loss are as follows for the years ended June 30, 2016 and 2015:

	2016	2015
U.S.	$(1,381,558)	$(1,530,766)
Foreign	(159,162)	(333,718)
Total	$(1,540,720)	$(1,864,484)

The components of the Company’s deferred tax assets at June 30, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Net operating loss carry-forwards	$7,210,370	$7,003,166
Stock-based compensation	195,306	166,747
Impairment of mineral rights	2,205,049	2,205,049
Loss contingency	-	-
Equity method loss	304,451	116,497
Differences in cost base of equity method investment	(621,598)	(621,598)
Valuation allowance	(9,293,578)	(8,869,861)
Net deferred tax assets	$-	$-

The following table provides reconciliation between income taxes computed at the federal statutory rate and our provision for income taxes for the years ended June 30, 2016 and 2015:

	2016	2015
Federal income taxes at 34%	$(502,434)	$183,655
Change in fair value of derivative liability - warrant instruments	18,296	(627,289)
Meals and entertainment	57	781
Non-deductible interest	36,054	-
Amortization of discount	24,250	-
Restricted stock units	60	2,667
Income tax penalty	-	(54,400)
Foreign currency transaction exchange gain	-	(163)
Change in valuation allowance	423,717	494,749
Provision for income taxes	$-	$-

Unless previously utilized, $16,328,657 of federal tax loss carry-forwards will begin to expire in 2031 and $11,523,004 foreign loss can be carried forward indefinitely. Federal tax laws limit the time during which the net operating loss carry-forwards may be applied against future taxes, and if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carry-forwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at June 30, 2016 and 2015.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Employment Services Agreements

On April 8, 2015, the Company entered into Amendment No. 1 (the “Saenz Amendment 1”) to the Employment Agreement with its CEO (the “CEO Employment Agreement”). Pursuant to the Saenz Amendment 1, the CEO´s employment term would terminate on December 31, 2015 unless the parties agreed in writing to extend the term prior to that date. On March 4, 2016, the Company entered into Amendment No. 2 (the “Saenz Amendment 2”) to the CEO Employment Agreement with its CEO whereby the term of the CEO’s employment was extended to March 31, 2016 and thereafter would terminate unless renewed at the sole discretion of the Chairman of the Board. The Saenz Amendment 2 provides that commencing January 1, 2016, the base salary of the CEO will be paid in shares of common stock of the Company. The CEO’s employment has been subsequently extended to September 30, 2016.

The CEO was paid a base salary of $10,416 per month for the period April 1, 2015 to June 30, 2015 (reduced from $20,833 per month) and $5,208 per month for the period from July 1, 2015 to June 30, 2016. The Saenz Amendment 1 also provides additional compensation upon certain change of control events and such provision was subsequently deleted in Saenz Amendment 2. In consideration of the Saenz Amendment 1, the Company issued the CEO 8,928,571 shares of common stock of the Company valued at $125,000 and recorded as stock compensation expense within general and administrative expenses in the consolidated statements of operations.

Mr. Saenz’s employment by us remains “at-will” and terminable at any time for any reason or for no reason. If Mr. Saenz’s employment is terminated by us without Cause, we must continue to pay him any base salary at the rate then in effect for a period of 18 months. If we terminate Mr. Saenz’s employment without Cause, or in connection with a Change of Control (as defined in the CEO Employment Agreement), or if Mr. Saenz terminates the CEO Employment Agreement for Good Reason, or in the event of a termination of employment due to a permanent disability, we will continue to pay him any base salary at the rate then in effect until the termination date.

On April 8, 2015, the Company entered into Amendment No. 1 (the “Santillana Amendment 1”) to the Employment Agreement with its CFO (the “CFO Employment Agreement”), dated as of December 1, 2011 (as amended on April 10, 2012). Pursuant to the Santillana Amendment 1, the CFO´s term would terminate on December 31, 2015 unless the parties agreed in writing to extend the term prior to that date. On March 4, 2016, the Company entered into Amendment No. 2 (the “Santillana Amendment 2”) to the CFO Employment Agreement with its CFO whereby the term of the CFO’s employment was extended to March 31, 2016 and thereafter would terminate unless renewed at the sole discretion of the Chairman of the Board. The Santillana Amendment 2 states that commencing January 1, 2016, the base salary of the CFO will be paid in shares of common stock of the Company. The CFO’s employment has been subsequently extended to September 30, 2016.

The CFO was paid a base salary of $7,708 per month for the period April 1, 2015 to June 30, 2015 (reduced from $15,417 per month) and a base salary of $3,980 per month for the period from July 1, 2015 to June 30, 2016. The Santillana Amendment 1 also provides additional compensation upon certain change of control events and such provision was subsequently deleted in Santillana Amendment 2. In consideration of the Santillana Amendment 1, the Company issued the CFO 4,285,715 shares of common stock of the Company valued at $60,000 and recorded as stock compensation expense within general and administrative expenses in the consolidated statements of operations.

Mr. Santillana’s employment by us is “at-will” and terminable at any time for any reason or for no reason. If Mr. Santillana’s employment is terminated by us without Cause or in connection with a Change of Control (as such terms are defined in the CFO Employment Agreement) or if he terminates the CFO Employment Agreement for Good Reason (as defined in the CFO Employment Agreement), his options will expire nine months after such termination. If we terminate Mr. Santillana’s employment without Cause, or in connection with a Change of Control, or if Mr. Santillana terminates his employment for Good Reason, or in the event of a termination of employment due to a permanent disability, we will continue to pay Mr. Santillana his base salary at the rate then in effect for until the termination date.

NOTE 13.  SUBSEQUENT EVENTS

On July 20, 2016, MSB entered into an agreement with Lithium Power International Limited (“LPI”), an Australian company, regarding a joint venture to explore and develop the Maricunga Project in accordance with a term sheet dated July 14, 2016. On August 30, 2016, the Company entered into an agreement with MSB, pursuant to which, the Company and MSB, as the current shareholders of Minera Li, unanimously agreed to approve the transactions contemplated by the term sheet (the “Transaction”).

As part of the Transaction, Mineral Li and MSB will contribute their Maricunga lithium brine assets to a new joint venture (the “Maricunga JV”) and LPI will contribute $27.5 million in cash to the Maricunga JV to cover exploration and development costs for the next 2.5 years until the completion of a definitive feasibility study in late 2018. Following the completion of the Transaction, the Company will own a direct 17.67% equity interest of the Maricunga JV, with LPI and MSB owning 50.0% and 32.34%, respectively. The Company will be entitled to appoint one director of the Maricunga JV (so long as it holds at least 10% of the equity interests of the joint venture), with LPI and MSB holding three and two director seats, respectively.

On September 1, 2016, LPI announced that it had satisfactorily completed the legal and technical due diligence regarding the Maricunga JV.