Form 10-Q
period 2016-09-30
Li3 Energy, Inc.
filed 2016-11-21
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes ☐    No ☒

As of November 21, 2016, there were 500,121,178 shares of the registrant’s common stock outstanding.

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

All statements other than statements of historical facts included in this Report including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify appropriate corporate acquisition and/or joint venture opportunities in the lithium mining sector, our ability to establish technical and managerial infrastructure, our ability to raise the required capital to take advantage of and successfully participate in such opportunities, and future economic conditions, political stability and lithium prices. Descriptions of certain risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appear in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission (the “SEC”) on October 7, 2016.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

Consolidated Balance Sheets

	September 30, 2016 (unaudited)	June 30, 2016
Assets
Current assets:
Cash	$212,874	$382,054
Prepaid expenses and advances	10,486	9,169
Total current assets	223,360	391,223
Equity investment in Minera Li	6,714,217	6,779,337
Total non-current assets	6,714,217	6,779,337
Total assets	$6,937,577	$7,170,560

Liabilities & Stockholders´ Equity
Current liabilities:
Accounts payable	$335,582	$360,979
Accrued expenses	408,321	306,861
Common stock payable	236,678	236,678
Notes payable	200,000	200,000
Convertible notes payable, net of discount of $249,469 and $349,081 respectively	275,531	175,919
Total current liabilities	1,456,112	1,280,437
Long-term notes payable to MSB	454,901	454,901
Total non-current liabilities	454,901	454,901
Total liabilities	1,911,013	1,735,338

Commitments and contingencies

Common stock subject to rescission, 65,000 shares issued and outstanding	3,041	3,041

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 495,153,347 shares issued and outstanding	495,153	495,153
Additional paid-in capital	72,511,626	72,511,626
Accumulated deficit	(67,983,256)	(67,574,598)
Total stockholders' equity	5,023,523	5,432,181
Total liabilities and stockholders´ equity	$6,937,577	$7,170,560

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
Operating expense:
Loss from Minera Li equity investment	$(65,120)	$(213,384)
General and administrative expenses	(218,723)	(176,543)
Total operating expense	(283,843)	(389,927)

Other income (expense):
Change in fair value of derivative liability instruments	-	(49,380)
Gain (loss) on foreign currency transactions	(2,221)	6,414
Interest expense, net	(122,594)	(25,361)
Total other expense	(124,815)	(68,327)

Net loss	$(408,658)	$(458,254)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	495,153,347	479,937,326

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

From July 1, 2015 through September 30, 2016

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2015	477,119,526	$477,120	$71,808,625	$(66,033,878)	$6,251,867

Stock-based compensation:
Amortization of stock-based compensation	-	-	176	-	176

Stock issued to settle liabilities:
Stock issued to directors and employees	12,213,936	12,213	213,975	-	226,188
Stock issued to third parties	5,819,885	5,820	93,650	-	99,470

Beneficial conversion feature related to convertible notes payable	-	-	395,200	-	395,200

Net loss	-	-	-	(1,540,720)	(1,540,720)

Balance, June 30, 2016	495,153,347	$495,153	$72,511,626	$(67,574,598)	$5,432,181

Net loss	-	-	-	(408,658)	(408,658)

Balance, September 30, 2016	495,153,347	$495,153	$72,511,626	$(67,983,256)	$5,023,523

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net loss	$(408,658)	$(458,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	99,612	-
Loss from Minera Li equity investment	65,120	213,384
Stock-based compensation	-	176
Change in fair value of derivative liabilities	-	49,380
Loss (gain) on foreign currency transactions	2,221	(6,414)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and advances	(1,317)	5,294
Accretion of interest income on MSB receivable	-	(945)
Increase (decrease) in accounts payable	(27,618)	82,805
Increase in accrued expenses	101,460	94,879
Net cash used in operating activities	(169,180)	(19,695)

Cash flows from financing activities
Proceeds from notes payable - Directors	-	15,000
Net cash provided by financing activities	-	15,000

Net decrease in cash	(169,180)	(4,695)

Cash at beginning of the period	382,054	6,217

Cash at end of the period	$212,874	$1,522

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$-
Non-cash financing transactions:
Settlement of accrued liabilities through issuance of stock	$-	$68,500

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Notes to Consolidated Financial Statements

For the three months ended September 30, 2016

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

The accompanying unaudited interim consolidated financial statements of Li3 Energy have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K (“Form 10-K”) filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2016, as reported in the Form 10-K, have been omitted.

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

b. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2016 and June 30, 2016. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

The Company recognizes interest related to income tax matters in income tax expense and penalties related to income tax matters in general and administrative expenses. The Company did not have any uncertain income tax positions or accrued interest included in our consolidated balance sheets at September 30, 2016 or June 30, 2016, and did not recognize any interest in its consolidated statements of operations during the three months ended September 30, 2016 or 2015.

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

For the three months ended September 30, 2016 and 2015, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net income or loss per share, as the inclusion of such shares would be anti-dilutive:

	Three months ended
	September 30, 2016	September 30, 2015
Stock options	583,333	916,666
Restricted stock units	600,000	-
Stock warrants	2,380,950	20,658,822
	3,564,283	21,575,488

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

k. Subsequent Events

The Company evaluated material events occurring between September 30, 2016 and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

NOTE 3. GOING CONCERN

As of September 30, 2016, the Company had no source of current revenue, a cash balance on hand of $212,874 and negative working capital of $1,232,752.

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

NOTE 4. INVESTMENT IN MINERA LI

The Company´s equity investment at September 30, 2016 and June 30, 2016 relates to its 49% investment in Minera Li. The activity of the investment for the three months ended September 30, 2016 and 2015 is as follows:

	September 30, 2016	September 30, 2015
Opening balance - July 1, 2016 and 2015	$6,779,337	$7,336,375
Less: Equity in loss of Minera Li	(65,120)	(213,384)
Closing balance – September 30, 2016 and 2015	$6,714,217	$7,122,991

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

Summarized Balance Sheets

	September 30, 2016	June 30, 2016
Current assets	$12,106	$47,973
Non-current assets	17,383,642	17,383,067
Total assets	$17,395,748	$17,431,040

Current liabilities	$1,967,663	$1,870,056
Equity	15,428,085	15,560,984
Total liabilities and equity	$17,395,748	$17,431,040

Summarized Statements of Operations

	Three months ended	Three months ended
	September 30, 2016	September 30, 2015
Revenue	$-	$-
Operating expenses:
Exploration expenses	(42,857)	(357,238)
General & administrative expenses	(90,042)	(78,240)
Total operating expenses	(132,899)	(435,478)
Net loss	$(132,899)	$(435,478)

NOTE 5. RELATED PARTY TRANSACTIONS

MSB

As of June 30, 2016, MSB owned 51% of Minera Li with the Company retaining a 49% ownership interest. MSB is a private Chilean corporation with an objective to advance a business in the production of lithium. MSB is controlled by a Chilean entrepreneur.

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

The total interest accrued on the loans from MSB as of September 30, 2016 and June 30, 2016 was $27,014 and $17,268, respectively. For the three months ended September 30, 2016 and 2015, $9,746 and $25,361, respectively, of interest expense was recognized in our consolidated statements of operations.

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

As part of the Transaction, Mineral Li and MSB will contribute their Maricunga lithium brine assets to a new joint venture (the “Maricunga JV”) and LPI will contribute $27.5 million in cash to the Maricunga JV to cover exploration and development costs for the next 2.5 years until the completion of a definitive feasibility study in late 2018. Following the completion of the Transaction, the Company will own a direct 17.67% equity interest of the Maricunga JV, with LPI and MSB owning 50.0% and 32.33%, respectively. The Company will be entitled to appoint one director of the Maricunga JV (so long as it holds at least 10% of the equity interests of the joint venture), with LPI and MSB holding three and two director seats, respectively.

On September 1, 2016, LPI announced that it had satisfactorily completed the legal and technical due diligence regarding the Maricunga JV.

NOTE 6. NOTES PAYABLE

On January 29, 2016, the Company executed a non-binding letter of intent (“LOI”) with Wealth Minerals Ltd ("Wealth") for a transaction between the companies and on signing the LOI, the Company received a payment of $50,000 from Wealth which was recorded as notes payable in the consolidated balance sheet. On March 22, 2016, the parties extended the LOI for an additional 60 days and on April 29, 2016, the Company received a further payment of $150,000 from Wealth, also recorded as notes payable in the consolidated balance sheet. As of September 30, 2016, and June 30, 2016, the Company has recorded notes payable to Wealth of $200,000.

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

On November 15, 2016, the Company entered into an agreement with Wealth pursuant to which the LOI with Wealth was terminated and the Company’s obligation to repay the notes payable to Wealth of $200,000 was also terminated.

NOTE 7. CONVERTIBLE NOTES PAYABLE

During May 2016, the Company issued unsecured convertible promissory notes to various individuals for aggregate proceeds of $525,000, bearing an interest rate of 10% per annum, due 12 months from the date of issuance and convertible at a price of $0.0125 per share. The Company assessed the embedded conversion feature and determined that the intrinsic value of the beneficial conversion feature at inception exceeded the face value of this note and accordingly recorded at beneficial conversion feature of $395,200. Such beneficial conversion feature was accounted for as a debt discount, which is amortized to interest expense over the life of the note. During the three months ended September 30, 2016, the Company recorded amortization of debt discount and interest expense of $99,612 and $13,233, respectively, on these convertible notes. Total unamortized debt discount and interest accrued on the loans as of September 30, 2016 was $249,469 and $19,445, respectively. Total unamortized debt discount and interest accrued on the loans as of June 30, 2016 was $349,081 and $6,212, respectively.

NOTE 8. DERIVATIVE LIABILITIES

Warrants

The Company determined that certain warrants that the Company issued contained provisions that protected holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could have resulted in modification of the warrants exercise price based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. As of September 30, 2016 and June 30, 2016, all derivative warrant instruments had expired.

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

The following is a summary of the assumptions used in the modified lattice valuation model as of September 30, 2015:

Valuation as of September 30,
2015
Common stock issuable upon exercise of warrants	20,658,822
Market value of common stock on measurement date (1)	$0.028
Adjusted exercise price	$0.04-$0.24
Risk free interest rate (2)	0.08%-0.33%
Warrant lives in years	0.1-0.6
Expected volatility (3)	197%
Expected dividend yields (4)	None
Assumed stock offerings per year over next two years (5)	1
Probability of stock offering in any year over next two years (6)	100%
Range of percentage of existing shares offered (7)	14%
Offering price range (8)	$0.03 - $0.04

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 0.5 or 1 - year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next two years.

(6)	Management estimates that the probability of a stock offering is 100% during the next two years.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be 14% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

NOTE 9. STOCKHOLDERS’ EQUITY

Stock Option Awards

There were no stock options issued during the three months ended September 30, 2016. A summary of stock option activity is presented in the table below:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2016	916,666	$0.23	0.6	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	(333,333)	-	-	-
Outstanding at September 30, 2016	583,333	$0.26	0.7	$-
Exercisable at September 30, 2016	583,333	$0.26	0.7	$-

NOTE 10. FAIR VALUE MEASUREMENTS

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30,
	2016	2015
Beginning balance	$-	$4,040
Change in fair value	-	49,380
Ending balance	$-	$53,420
Change in unrealized losses included in earnings	$-	$49,380

NOTE 11. COMMITMENTS AND CONTINGENCIES

As previously discussed, on January 29, 2016, the Company executed a non-binding LOI with Wealth for a transaction between the companies under the following terms:

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

NOTE 12. SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company issued 4,967,831 shares of common stock to officers and directors for services.

On November 15, 2016, the Company entered into an agreement with Wealth pursuant to which the LOI with Wealth was terminated and the Company’s obligation to repay the notes payable to Wealth of $200,000 was also terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion contains forward-looking statements. Please see “Statement Regarding Forward-Looking Information” above and “Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

You should read this discussion and analysis together with our consolidated financial statements and the notes thereto for the three months ended September 30, 2016.

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

As of September 30, 2016, Minera Li owned (a) a 60% interest in SLM Litio 1-6, which consists of mining concessions covering an area of approximately 1,438 hectares in the Salar de Maricunga in northern Chile; and (b) the Cocina Mining Concessions, covering 450 hectares located adjacent to SLM Litio 1-6.

The Company is currently evaluating additional exploration and production opportunities.

Going Concern

As of September 30, 2016, the Company had no source of current revenue, a cash balance on hand of $212,874 and negative working capital of $1,232,752.

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

As part of the Transaction, Mineral Li and MSB will contribute their Maricunga lithium brine assets to a new joint venture (the “Maricunga JV”) and LPI will contribute $27.5 million in cash to the Maricunga JV to cover exploration and development costs for the next 2.5 years until the completion of a definitive feasibility study in late 2018. Following the completion of the Transaction, the Company will own a direct 17.67% equity interest of the Maricunga JV, with LPI and MSB owning 50.0% and 32.33%, respectively. The Company will be entitled to appoint one director of the Maricunga JV (so long as it holds at least 10% of the equity interests of the joint venture), with LPI and MSB holding three and two director seats, respectively.

On September 1, 2016, LPI announced that it had satisfactorily completed the legal and technical due diligence regarding the Maricunga JV.

During the three months ended September 30, 2016, work was undertaken on a preliminary work program for the Maricunga Project to expand the work performed on SLM Litio 1-6 to include additional studies of the Cocina Mining Concessions and the extent of the whole salar. Phase 1 of the exploration plan commenced in September 2016 and includes the drilling of 16 diamond drill holes and 2 pumping wells within the Cocina Mining Concessions, the development of a pilot plant engineering report and the completion of a NI 43-101 technical report, aimed at further expanding the existing lithium resource. Phase 1 is scheduled to be completed by March 2017.

Strategic Plan

Our objective is to become an integrated chemical company through the strategic acquisition and development of lithium and potassium assets, as well as other assets that have by-product synergies. Part of our strategic plan is to ensure Minera Li explores and develops the existing Maricunga Project while simultaneously identifying other synergistic opportunities with new projects with production potential that could also be advanced in an accelerated manner, with the goal of becoming a company with valuable lithium, potassium and other industrial minerals properties. Our primary objective is to become a low-cost lithium and potash producer utilizing improved technologies for the extraction of lithium and potash from brines.

Along with our strategic partners MSB and LPI, we are fully committed to advancing the Maricunga Project to the stage of full permitting, including environmental, social, and construction permits, and all other studies required on the project.

Results of Operations

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Revenues

We had no revenues during the three months ended September 30, 2016 and 2015.

Loss from Minera Li equity investment

During the three months ended September 30, 2016, we incurred a loss from equity method investments of $65,120 compared to a loss of $213,384 for the three months ended September 30, 2015. This reflects our share of the losses incurred by Minera Li for each period.

General and administrative expenses

Our general and administrative expenses for the three months ended September 30, 2016 and 2015 consisted of the following:

	Three Months Ended	Three Months Ended	Increase
	September 30, 2016	September 30, 2015	(Decrease)
Rent	$252	$(1,891)	$2,143
Office expenses	-	899	(899)
Communications	1,831	2,668	(837)
Travel expenses	5,079	3,052	2,027
Legal fees	88,406	33,144	55,262
Accounting & finance fees	12,057	17,355	(5,298)
Audit fees	8,000	8,500	(500)
Other professional fees	45,915	34,874	11,041
Marketing & investor relations	5,160	350	4,810
Directors fees	21,310	33,978	(12,668)
Bank fees	1,217	798	419
Salaries & wages	29,496	47,876	(18,380)
Stock-based compensation	-	176	(176)
Other	-	(5,236)	5,236
	$218,723	$176,543	$42,180

We incurred general and administrative expenses of $218,723 for the three months ended September 30, 2016 compared to general and administrative expenses of $176,543 for the three months ended September 30, 2015, a $42,180 increase. The increase in general and administrative expenses is mainly a result of:

•	An increase in legal fees of $55,262 mainly due to legal advice regarding transactions with MSB and LPI during the three months ended September 30, 2016;

•	An increase in other professional fees of $11,041 mainly due to services provided in relation to an economic opinion on the Minera Li properties;

•	A decrease in directors’ fees of $12,668 following the resignation of 3 directors; and

•	A decrease in salaries and wages of $18,380, mainly due to closure of office in Peru ($8,521) and staff reduction in Chile ($7,610), in order to preserve cash.

Other expense

Other expense for the three months ended September 30, 2016 and 2015 was $124,815 and $68,327, respectively. The increase in other expense is a result of an increases in interest expenses and lossed on foreign currency transactions, partially offset by a reduction in loss on change in fair value of derivative liability – warrant instruments.

During the three months ended September 30, 2015, we recorded a loss of $49,380 due to the change in fair value of derivative liability - warrant instruments. All of our remaining warrant instruments expired unexercised during the year ended June 30, 2016, and therefore, there was no activity for derivative liabilities during the three months ended September 30, 2016.

We recorded a loss on foreign currency transactions of $2,221 during the three months ended September 30, 2016, compared to a gain on foreign currency transactions of $6,414 during the three months ended September 30, 2016. The loss on and gain on foreign currency transactions during both periods were related to our operations in Chile.

Net interest expense amounted to $122,594 and $25,361 during the three months ended September 30, 2016 and 2015, respectively. The increase is mainly due to amortization of the beneficial conversion feature on convertible debt of $99,612 recorded during the three months ended September 30, 2016.

Liquidity and Capital Resources

We are primarily engaged in exploration and acquisition of new properties and do not generate income from operations currently. As of September 30, 2016, our only source of liquidity had been debt and equity financing.

The Company’s current negative working capital position is not sufficient to maintain its basic operations for at least the next 12 months.

Although the Company continues to seek investment in certain other mining properties, any such properties that we may acquire will require exploration and development that could take years to complete before such properties begin to generate revenues. There can be no assurances that we will be successful in acquiring such properties or that if we do complete acquisitions, properties acquired will be successfully developed to the revenue producing stage. If we are not successful in our proposed mining operations, our business, results of operations, liquidity and financial condition will suffer materially.

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

Common Stock Subject to Rescission

On March 19, 2012, the Securities and Exchange Commission declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares were sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at September 30, 2016 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosures under this Item 3.

Item 4. Controls and Procedures

Evaluation of disclosure of controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective.

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

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” of the Form 10-K we filed with the SEC on October 7, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal quarter ended September 30, 2016, despite the fact Li3 Energy, Inc. is outside the Mine Act jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

10.1	Agreement by and between Minera Salar Blanco S.p.A. and Li3 Energy, Inc., dated August 30, 2016. (1)

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Filed with the Securities and Exchange Commission on September 12, 2016 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2016	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Luis F. Saenz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luis Santillana
Luis Santillana
Chief Financial Officer
(Principal Financial Officer)

