Form 10-Q
period 2016-12-31
Li3 Energy, Inc.
filed 2017-02-21
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Yes ☐    No ☒

As of February 21, 2017, there were 502,829,707 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

Consolidated Balance Sheets

	December 31, 2016 (unaudited)	June 30, 2016
Assets
Current assets:
Cash	$52,291	$382,054
Prepaid expenses and advances	93,310	9,169
Total current assets	145,601	391,223
Equity investment in Minera Li	6,707,400	6,779,337
Total assets	$6,853,001	$7,170,560

Liabilities & Stockholders´ Equity
Current liabilities:
Accounts payable	$390,664	$360,979
Accrued expenses	333,015	306,861
Common stock payable	236,678	236,678
Notes payable	-	200,000
Convertible notes payable, net of discount of $149,857 and $349,081 respectively	375,143	175,919
Total current liabilities	1,335,500	1,280,437
Long-term notes payable to MSB	454,901	454,901
Total liabilities	1,790,401	1,735,338

Commitments and contingencies

Common stock subject to rescission, 65,000 shares issued and outstanding	3,041	3,041

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 500,121,178 and 495,153,347 shares issued and outstanding, respectively	500,121	495,153
Additional paid-in capital	72,598,748	72,511,626
Accumulated deficit	(68,039,310)	(67,574,598)
Total stockholders' equity	5,059,559	5,432,181
Total liabilities and stockholders’ equity	$6,853,001	$7,170,560

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Operating expenses:
Loss from Minera Li equity investment	$(6,817)	$(161,848)	$(71,937)	$(375,232)
General and administrative expenses	(126,689)	(194,455)	(345,412)	(370,998)
Total operating expenses	(133,506)	(356,303)	(417,349)	(746,230)

Other income (expense):
Gain on debt extinguishment	200,000	-	200,000	-
Change in fair value of derivative liability instruments	-	(6,298)	-	(55,678)
Gain (loss) on foreign currency transactions	43	(150)	(2,178)	6,264
Interest expense, net	(122,591)	(30,462)	(245,185)	(55,823)
Total other income (expense)	77,452	(36,910)	(47,363)	(105,237)

Net loss	$(56,054)	$(393,213)	$(464,712)	$(851,467)

Net loss per common share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic	499,797,189	483,371,280	497,475,268	483,331,565
Weighted average number of common shares outstanding – diluted	499,797,189	483,371,280	497,475,268	483,331,565

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

From July 1, 2015 through December 31, 2016

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2015	477,119,526	$477,120	$71,808,625	$(66,033,878)	$6,251,867

Stock-based compensation:
Amortization of stock-based compensation	-	-	176	-	176

Stock issued to settle liabilities:
Stock issued to directors and employees	12,213,936	12,213	213,975	-	226,188
Stock issued to third parties	5,819,885	5,820	93,650	-	99,470

Beneficial conversion feature related to convertible notes payable	-	-	395,200	-	395,200

Net loss	-	-	-	(1,540,720)	(1,540,720)

Balance, June 30, 2016	495,153,347	$495,153	$72,511,626	$(67,574,598)	$5,432,181

Stock issued to settle liabilities:
Stock issued to directors and employees	4,967,831	4,968	87,122	-	92,090

Net loss	-	-	-	(464,712)	(464,712)

Balance, December 31, 2016	500,121,178	$500,121	$72,598,748	$(68,039,310)	$5,059,559

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities
Net loss	$(464,712)	$(851,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	199,224	4,792
Gain on debt extinguishment	(200,000)	-
Loss from Minera Li equity investment	71,937	375,232
Stock-based compensation	-	33,176
Change in fair value of derivative liabilities	-	55,678
Loss (gain) on foreign currency transactions	2,178	(6,264)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and advances	(84,141)	21,183
Accretion of interest income on MSB receivable	-	(1,889)
Increase in accounts payable	27,507	87,766
Increase in accrued expenses	118,244	186,523
Net cash used in operating activities	(329,763)	(95,270)

Cash flows from financing activities
Proceeds from notes payable - Directors	-	40,000
Proceeds from notes payable	-	52,500
Net cash provided by financing activities	-	92,500

Net decrease in cash	(329,763)	(2,770)

Cash at beginning of the period	382,054	6,217

Cash at end of the period	$52,291	$3,447

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$-
Non-cash financing transactions:
Debt discount due to derivative conversion feature on convertible notes	-	52,500
Settlement of accrued liabilities through issuance of stock	$92,090	$97,000

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Notes to Consolidated Financial Statements

For the three months ended December 31, 2016

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Li3 Energy, Inc. (“Li3 Energy” or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2005. In 2009, the Company established its business focus and strategy toward identifying and pursuing business opportunities in lithium and industrial minerals mining in the Americas.

Part of our strategic plan is to ensure that Minera Li Energy SpA (“Minera Li”) (of which the Company owns a non-controlling interest) explores and develops the existing Maricunga Project in Chile while simultaneously identifying other synergistic opportunities with new projects with production potential that could also be advanced in an accelerated manner, with the goal of becoming a company with valuable lithium, potassium, nitrates and other industrial minerals properties.

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

The accompanying unaudited interim consolidated financial statements of Li3 Energy have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2016, as reported in the Form 10-K, have been omitted.

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

b. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2016 and June 30, 2016. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

The Company recognizes interest related to income tax matters in income tax expense and penalties related to income tax matters in general and administrative expenses. The Company did not have any uncertain income tax positions or accrued interest included in our consolidated balance sheets at December 31, 2016 or June 30, 2016, and did not recognize any interest in its consolidated statements of operations during the six months ended December 31, 2016 or 2015.

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

f. Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt.

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

For the three and six months ended December 31, 2016 and 2015, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net income or loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended December 31,
	2016	2015
Stock options	583,333	916,666
Restricted stock units	600,000	800,000
Convertible debt	-	5,808,081
Stock warrants	2,380,950	11,955,219
	3,564,283	19,479,966

	Six Months Ended December 31,
	2016	2015
Stock options	583,333	916,666
Restricted stock units	600,000	800,000
Convertible debt	-	5,808,081
Stock warrants	2,380,950	11,955,219
	3,564,283	19,479,966

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

k. Subsequent Events

The Company evaluated material events occurring between December 31, 2016 and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

NOTE 3. GOING CONCERN

As of December 31, 2016, the Company had no source of current revenue, a cash balance on hand of $52,291 and negative working capital of $1,189,899.

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

NOTE 4. INVESTMENT IN MINERA LI

The Company´s equity investment at December 31, 2016 and June 30, 2016 relates to its 49% investment in Minera Li. The activity of the investment for the six months ended December 31, 2016 and 2015 is as follows:

	December 31, 2016	December 31, 2015
Opening balance - July 1, 2016 and 2015	$6,779,337	$7,336,375
Less: Equity in loss of Minera Li	(71,937)	(375,232)
Closing balance – December 31, 2016 and 2015	$6,707,400	$6,961,143

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

Summarized Balance Sheets

	December 31, 2016	June 30, 2016
Current assets	$13,340	$47,973
Non-current assets	17,383,067	17,383,067
Total assets	$17,396,407	$17,431,040

Current liabilities	$1,982,234	$1,870,056
Equity	15,414,173	15,560,984
Total liabilities and equity	$17,396,407	$17,431,040

Summarized Statements of Operations

	Six months ended	Six months ended
	December 31, 2016	December 31, 2015
Revenue	$-	$-
Operating expenses:
Exploration expenses	(50,779)	(601,899)
General & administrative expenses	(96,032)	(163,880)
Total operating expenses	(146,811)	(765,779)
Net loss	$(146,811)	$(765,779)

	Three months ended	Three months ended
	December 31, 2016	December 31, 2015
Revenue	$-	$-
Operating expenses:
Exploration expenses	(7,922)	(244,661)
General & administrative expenses	(5,990)	(85,640)
Total operating expenses	(13,912)	(330,301)
Net loss	$(13,912)	$(330,301)

NOTE 5. RELATED PARTY TRANSACTIONS

MSB

At December 31, 2016, MSB owned 51% of Minera Li with the Company retaining a 49% ownership interest. MSB is a private Chilean corporation with an objective to advance a business in the production of lithium. MSB is controlled by a Chilean entrepreneur.

As of June 30, 2015, the Company had received a total of $1,220,000 of loans from MSB (of which $980,000 was received during the year ended June 30, 2015), bearing interest of 8.5% per annum and due within 18 months from the date of receipt. On January 19, 2016, the Company entered into an additional agreement with MSB whereby the Company and MSB agreed to offset the $1,000,000 Additional Payment MSB previously agreed to provide to the Company against $1,000,000 of the Company’s notes payable to MSB and $134,901 of accrued interest owed to MSB was rolled into the Company’s existing note payable. In addition, MSB loaned an additional $100,000 to the Company and MSB waived the 13 shares in Minera Li which were pledged by the Company to MSB as security for its notes payable. The resulting $454,901 loan payable and accrued interest is due on January 18, 2018, bears interest at 8.5% per annum, and is secured by 5 of the Company’s shares in Minera Li.

The total interest accrued on the loans from MSB as of December 31, 2016, and June 30, 2016 was $36,760 and $17,268, respectively. For the six months ended December 31, 2016 and 2015, $19,492 and $52,368, respectively, of interest expense was recognized in our consolidated statements of operations.

NOTE 6. NOTES PAYABLE

On January 29, 2016, the Company executed a non-binding letter of intent (“Wealth LOI”) with Wealth Minerals Ltd ("Wealth") for a transaction between the companies and on signing the Wealth LOI, the Company received a payment of $50,000 from Wealth which was recorded as notes payable in the consolidated balance sheet. On March 22, 2016, the parties extended the Wealth LOI for an additional 60 days and on April 29, 2016, the Company received a further payment of $150,000 from Wealth, also recorded as notes payable in the consolidated balance sheet.

On November 15, 2016, the Company entered into an agreement with Wealth pursuant to which the Wealth LOI was terminated and the Company’s obligation to repay the notes payable to Wealth of $200,000 was also terminated. The Company subsequently reversed the notes payable from Wealth in its consolidated balance sheet, recording a gain on debt settlement of $200,000 in its consolidated statements of operations during the six months ended December 31, 2016.

NOTE 7. CONVERTIBLE NOTES PAYABLE

During May 2016, the Company issued unsecured convertible promissory notes to various individuals for aggregate proceeds of $525,000, bearing an interest rate of 10% per annum, due 12 months from the date of issuance and convertible at a price of $0.0125 per share. The Company assessed the embedded conversion feature and determined that the intrinsic value of the beneficial conversion feature at inception exceeded the face value of this note and accordingly recorded a beneficial conversion feature of $395,200. Such beneficial conversion feature was accounted for as a debt discount, which is amortized to interest expense over the life of the note. During the six months ended December 31, 2016, the Company recorded amortization of debt discount and interest expense of $199,224 and $26,466, respectively, on these convertible notes. Total unamortized debt discount and interest accrued on the loans as of December 31, 2016, was $149,857 and $32,678, respectively. Total unamortized debt discount and interest accrued on the loans as of June 30, 2016, was $349,081 and $6,212, respectively.

NOTE 8. DERIVATIVE LIABILITIES

Warrants

The Company determined that certain warrants that the Company issued contained provisions that protected holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could have resulted in modification of the warrants exercise price based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. As of December 31, 2016 and June 30, 2016, all derivative warrant instruments had expired.

Activity for derivative warrant instruments during the six months ended December 31, 2015 was as follows:

		Decrease in
	Balance at	fair value of	Balance at
	June 30,	derivative	December 31,
	2015	liabilities	2015
Lender warrants	$3,799	$(3,799)	$-
Warrants for advisory services and arranger warrants	241	(241)	-
	$4,040	$(4,040)	$-

There were no warrants exercised during the six months ended December 31, 2015.

The following is a summary of the assumptions used in the modified lattice valuation model as of December 31, 2015:

Valuation as of December 31, 2015
Common stock issuable upon exercise of warrants	11,955,219
Market value of common stock on measurement date (1)	$0.021
Adjusted exercise price	$0.10-$0.24
Risk free interest rate (2)	0.49%
Warrant lives in years	0.1-0.3
Expected volatility (3)	156%
Expected dividend yields (4)	None
Assumed stock offerings per year over next two years (5)	1
Probability of stock offering in any year over next two years (6)	100%
Range of percentage of existing shares offered (7)	14%
Offering price range (8)	$0.03

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 0.5-year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next year.

(6)	Management estimates that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be 14% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

Embedded Derivative Instruments

On December 8, 2015, the Company issued $57,500 of promissory notes to third parties for cash proceeds of $52,500 (the “2015 Convertible Notes”), convertible at a price equal to 55% of the lowest daily trading prices of the Company’s common stock for the last 25 trading days prior to conversion, and bearing interest at 10% per annum. The notes were due and payable on December 8, 2016, but were repaid in May 2016 for a total of $86,317 including accrued interest of $2,417 and prepayment penalty of $26,401.

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

The following is a summary of the assumptions used in the modified lattice valuation model as of December 8, 2015 and December 31, 2015, respectively:

	Valuation as of
	December 8, 2015	December 31, 2015
Common stock issuable upon conversion of debt	5,227,273	5,808,081
Market value of common stock on measurement date (1)	$0.025	$0.021
Adjusted exercise price	$0.011	$0.0099
Risk free interest rate (2)	0.15%	0.15%
Life in years	1.0	0.9
Expected volatility (3)	156%	156%
Expected dividend yields (4)	None	None
Assumed stock offerings per year over next two years (5)	1	1
Probability of stock offering in any year over next two years (6)	100%	100%
Range of percentage of existing shares offered (7)	14%	15% - 20%
Offering price range (8)	$0.03	$0.03 - $0.04

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 1-year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next year.

(6)	Management estimates that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be 14% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

Activity for embedded derivative instruments during the six months ended December 31, 2015 was as follows:

		Initial valuation
		of embedded	Increase
		derivative	in
	Balance at	instruments	fair value of	Balance at
	June 30,	issued during	derivative	December 31,
	2015	the period	liabilities	2015
Convertible Notes	$-	$52,500	$59,718	$112,218
	$-	$52,500	$59,718	$112,218

NOTE 9. STOCKHOLDERS’ EQUITY

On October 6, 2016, the Company issued 4,967,831 shares of common stock to officers and directors in lieu of accrued directors’ fees of $42,000 and salaries of $50,090. The Company recorded a credit to additional paid-in capital of $18,070 for the difference between the fair value of the common stock on the measurement dates and the fees accrued by the Company.

Stock Option Awards

There were no stock options issued during the six months ended December 31, 2016. A summary of stock option activity is presented in the table below:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2016	916,666	$0.23	0.6	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	(333,333)	-	-	-
Outstanding at December 31, 2016	583,333	$0.26	0.4	$-
Exercisable at December 31, 2016	583,333	$0.26	0.4	$-

NOTE 10. FAIR VALUE MEASUREMENTS

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Six months Ended December 31,
	2016	2015
Beginning balance as of June 30	$-	$4,040
Change in fair value	-	49,380
Additions	-	-
Balance as of September 30	$-	$53,420
Change in fair value	-	6,298
Additions	-	52,500
Ending balance as of December 31	$-	$112,218
Change in unrealized gains (losses) included in earnings for the three months ended December 31, 2016 and 2015	$-	$(6,298)
Change in unrealized gains (losses) included in earnings for the six months ended December 31, 2016 and 2015	$-	$(55,678)

NOTE 11. COMMITMENTS AND CONTINGENCIES

On December 9, 2016, the Company entered into a binding letter of intent (the “LOI”) with Bearing Resources Ltd., a company incorporated under the laws of British Columbia (“Bearing”). Pursuant to the LOI, the Company agreed to sell its 49% equity interest in Minera Li, which represents a 17.7% interest in Minera Salar Blanco S.A., in exchange for 16,000,000 common shares of Bearing and Bearing’s assumption of up to $2.2 million of the debts and liabilities of the Company. The consummation of the transaction is subject to certain terms and conditions, including satisfactory completion of a definitive agreement between the parties, the satisfactory completion of customary due diligence by the parties and receipt of applicable regulatory and shareholder approvals by the parties.

The LOI will terminate upon certain events, including if the parties fail to enter into a definitive agreement for the transaction by March 31, 2017, material breaches of the LOI and the discovery of material adverse information during the parties’ respective due diligence investigations. The parties agreed to work exclusively with each other on a definitive agreement until the earlier of (i) the time the LOI is superseded by a definitive agreement and (ii) the termination of the LOI (refer Note 12).

NOTE 12. SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company issued 2,708,529 shares of common stock to officers and directors for services.

On January 27, 2017, the Company and Bearing entered into an agreement and plan of merger under which Bearing has agreed to acquire Li3. Pursuant to the agreement, a newly formed wholly owned subsidiary of Bearing, LI Acquisition Corporation, will merge with and into Li3 (the “Merger”), with Li3 surviving the Merger as a wholly owned subsidiary of Bearing. At the effective time of the Merger, each share of Li3 common stock will be converted into the right to receive common shares of Bearing based upon an aggregate of 16,000,000 Bearing common shares issuable for the Company’s common stock.

As a result, the 16,000,000 common shares of Bearing that the Company’s stockholders will receive will represent approximately 43% of the issued and outstanding shares and voting power of the combined company after giving effect to the Merger. Holders of options and warrants to purchase the Company’s common stock will receive options and warrants to purchase common shares of Bearing in exchange for their Li3 options and warrants, as adjusted based on the exchange ratio of the Company’s common stock to Bearing common stock in the Merger, but otherwise on the same terms and conditions as in the original options and warrants of the Company.

The Merger is subject to customary closing conditions, including the approval of the TSX Venture Exchange and of the Company’s shareholders and, if required, of Bearing.

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

You should read this discussion and analysis together with our consolidated financial statements and the notes thereto for the three months ended December 31, 2016.

Overview

We are a South America based exploration company in the lithium and potassium mining sector. We aim to acquire and develop a unique portfolio of lithium and potassium brine projects in the Americas.

All of our mineral rights in SLM Litio 1-6 and the Cocina Mining Concessions are held by Minera Li Energy SpA (“Minera Li”) , of which the Company retains a 49% ownership interest. The controlling interest in Minera Li (51%) is held by a private Chilean company, Minera Salar Blanco SpA (“MSB”, previously BBL SpA).

As of December 31, 2016, Minera Li owned (a) a 60% interest in SLM Litio 1-6, which consists of mining concessions covering an area of approximately 1,438 hectares in the Salar de Maricunga in northern Chile; and (b) the Cocina Mining Concessions, covering 450 hectares located adjacent to SLM Litio 1-6.

The Company is currently evaluating additional exploration and production opportunities.

Going Concern

As of December 31, 2016, the Company had no source of current revenue, a cash balance on hand of $52,291 and negative working capital of $1,189,899.

The Company’s current negative working capital position is not sufficient to maintain its basic operations for at least the next 12 months.

In the course of its development activities, the Company has sustained and continues to sustain losses. The Company cannot predict if and when the Company may generate profits.  In the event that we identify commercial reserves of lithium or other minerals, we will require substantial additional capital to develop those reserves and certain governmental permits to exploit such resources.  The Company expects to finance its future operations primarily through future equity or debt financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, then the Company’s operations would be materially negatively impacted.

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

Operational Update

During the six months ended December 31, 2016, work was undertaken on a preliminary work program for the Maricunga Project to expand the work performed on SLM Litio 1-6 to include additional studies of the Cocina Mining Concessions. Phase 1 of the exploration plan commenced in September 2016 and includes the drilling of 16 diamond drill holes and 2 pumping wells within the Cocina Mining Concessions, the development of a pilot plant engineering report and the completion of a NI 43-101 technical report, aimed at further expanding the existing lithium resource for the properties acquired since the original estimate. 10 trial evaporation ponds have been constructed on site to measure the precipitation of salts, the evolution of brine and evaporation rates over the next 12 months as part of the lithium processing evaluation. Further to this, a weather station has also been constructed on site, in order to monitor temperature, wind rainfall, and solar radiation over the development period.

On February 1, 2017, LPI announced that drilling at the Maricunga Project had been completed with results being collated for the upcoming resource estimate anticipated in the first half of 2017. The results from all drill holes confirm the existence of extremely high lithium grades within the Maricunga Project.

On December 9, 2016, the Company entered into a binding letter of intent (the “LOI”) with Bearing Resources Ltd., a company incorporated under the laws of British Columbia (“Bearing”). Pursuant to the LOI, the Company agreed to sell its 49% equity interest in Minera Li, which represents a 17.7% interest in Minera Salar Blanco S.A., in exchange for 16,000,000 common shares of Bearing and Bearing’s assumption of up to $2.2 million of the debts and liabilities of the Company.

The consummation of the transaction is subject to certain terms and conditions, including satisfactory completion of a definitive agreement between the parties, the satisfactory completion of customary due diligence by the parties and receipt of applicable regulatory and shareholder approvals by the parties.

The LOI will terminate upon certain events, including if the parties fail to enter into a definitive agreement for the Merger by March 31, 2017, material breaches of the LOI and the discovery of material adverse information during the parties’ respective due diligence investigations. The parties agreed to work exclusively with each other on a definitive agreement until the earlier of (i) the time the LOI is superseded by a definitive agreement and (ii) the termination of the LOI.

On January 27, 2017, the Company and Bearing entered into an agreement and plan of merger under which Bearing has agreed to acquire Li3.

Pursuant to the agreement, a newly formed wholly owned subsidiary of Bearing, LI Acquisition Corporation, will merge with and into Li3 (the “Merger”), with Li3 surviving the Merger as a wholly owned subsidiary of Bearing. At the effective time of the Merger, each share of Li3 common stock will be converted into the right to receive common shares of Bearing based upon an aggregate of 16,000,000 Bearing common shares issuable for the Company’s common stock.

As a result, the 16,000,000 common shares of Bearing that the Company’s stockholders will receive will represent approximately 43% of the issued and outstanding shares and voting power of the combined company after giving effect to the Merger. Holders of options and warrants to purchase the Company’s common stock will receive options and warrants to purchase common shares of Bearing in exchange for their Li3 options and warrants, as adjusted based on the exchange ratio of the Company’s common stock to Bearing common stock in the Merger, but otherwise on the same terms and conditions as in the original options and warrants of the Company.

The Merger is subject to customary closing conditions, including the approval of the TSX Venture Exchange and of the Company’s shareholders and, if required, of Bearing.

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

Results of Operations

Three Months Ended December 31, 2016 Compared with Three Months Ended December 31, 2015

Revenues

We had no revenues during the three months ended December 31, 2016 and 2015.

Loss from Minera Li equity investment

During the three months ended December 31, 2016, we incurred a loss from equity method investments of $6,817 compared to a loss of $161,848 for the three months ended December 31, 2015. This reflects our share of the losses incurred by Minera Li for each period.

General and administrative expenses

Our general and administrative expenses for the three months ended December 31, 2016 and 2015 consisted of the following:

	Three Months Ended	Three Months Ended	Increase
	December 31, 2016	December 31, 2015	(Decrease)
Rent	$236	$214	$22
Communications	1,612	206	1,406
Travel expenses	9,780	413	9,367
Legal fees	31,818	49,403	(17,585)
Accounting & finance fees	11,684	11,084	600
Audit fees	8,000	7,530	470
Other professional fees	9,034	35,889	(26,855)
Marketing & investor relations	-	995	(995)
Directors fees	21,000	27,700	(6,700)
Bank fees	945	513	432
Salaries & wages	32,580	27,508	5,072
Stock-based compensation	-	33,000	(33,000)
	$126,689	$194,455	$(67,766)

We incurred general and administrative expenses of $126,689 for the three months ended December 31, 2016 compared to general and administrative expenses of $194,455 for the three months ended December 31, 2015, a $67,766 decrease. The decrease in general and administrative expenses is mainly a result of:

•	A decrease in legal fees of $17,585 mainly due to a reduction in legal advice regarding dealings with Codelco, MSB and LPI during the three months ended December 31, 2016;

•	A decrease in other professional fees of $26,855 mainly due to the reversal of $30,200 of over-accrued directors and officers insurance for prior periods, offset by an additional $6,887 for services provided in relation to an economic opinion on the Minera Li properties; and

•	A decrease in stock-based compensation of $33,000 for stock issued in lieu of directors’ fees and salaries as a result of the difference between the fair value of the common stock on the measurement dates and the fees accrued by the Company during each of the respective periods.

Other income (expense)

Other income for the three months ended December 31, 2016 was $77,452 compared to other expense of $36,910, for the three months ended December 31, 2015. The other income for the three months ended December 31, 2016 mainly consists of a gain on debt extinguishment of $200,000, partially offset by interest expense of $122,591. The other expense for the three months ended December 31, 2015 mainly consist of change in fair value of derivative liabilities of $6,298 and interest expense of $30,462.

The gain on debt extinguishment recorded during the three months ended December 31, 2016 is a result of the termination of the non-binding letter of intent with Wealth in November 2016 pursuant to which the Company’s obligation to repay the notes payable to Wealth of $200,000 was also terminated.

During the three months ended December 31, 2015, we recorded a loss of $6,298 due to the change in fair value of derivative liability - warrant instruments. All of our remaining warrant instruments expired unexercised during the year ended June 30, 2016, and therefore, there was no activity for derivative liabilities during the three months ended December 31, 2016.

Net interest expense amounted to $122,591 and $30,462 during the three months ended December 31, 2016 and 2015, respectively. The increase is mainly due to amortization of the beneficial conversion feature on convertible debt of $99,612 recorded during the three months ended December 31, 2016.

Six Months Ended December 31, 2016 Compared with Six Months Ended December 31, 2015

Revenues

We had no revenues during the six months ended December 31, 2016 and 2015.

Loss from Minera Li equity investment

During the six months ended December 31, 2016, we incurred a loss from equity method investments of $71,937 compared to a loss of $375,232 for the six months ended December 31, 2015. This reflects our share of the losses incurred by Minera Li for each period.

General and administrative expenses

Our general and administrative expenses for the six months ended December 31, 2016 and 2015 consisted of the following:

	Six Months Ended	Six Months Ended	Increase
	December 31, 2016	December 31, 2015	(Decrease)
Rent	$488	$(1,677)	$2,165
Office expenses	-	899	(899)
Communications	3,443	2,874	569
Travel expenses	14,859	3,465	11,394
Legal fees	120,224	82,547	37,677
Accounting & finance fees	23,741	28,439	(4,698)
Audit fees	16,000	16,030	(30)
Other professional fees	54,949	70,763	(15,814)
Marketing & investor relations	5,160	1,345	3,815
Directors fees	42,310	61,678	(19,368)
Bank fees	2,162	1,311	851
Salaries & wages	62,076	75,384	(13,308)
Stock-based compensation	-	33,176	(33,176)
Other	-	(5,236)	5,236
	$345,412	$370,998	$(25,586)

We incurred general and administrative expenses of $345,412 for the six months ended December 31, 2016 compared to general and administrative expenses of $370,998 for the six months ended December 31, 2015, a $25,586 decrease. The decrease in general and administrative expenses is mainly a result of:

•	A decrease in other professional fees of $15,814 mainly due to the reversal of $30,200 of over-accrued directors and officers insurance for prior periods and additional costs incurred during the six months ended December 31, 2015 for transfer agent fees on funding documents of $10,381 and fees for patents on concessions of $6,375. These decreases have been offset by an additional $31,420 incurred during the six months ended December 31, 2016 for services provided in relation to an economic opinion on the Minera Li properties;

•	A decrease in directors fees of $19,368 due to the resignation of 3 directors;

•	A decrease in salaries and wages of $13,308 due to the closure of the Chile and Peru offices; and

•	A decrease in stock-based compensation of $33,176 for stock issued in lieu of directors’ fees and salaries as a result of the difference between the fair value of the common stock on the measurement dates and the fees accrued by the Company during each of the respective periods.

These decreases have been offset by an increase in travel expenses of $11,394 due to additional travel by the CEO for discussions on potential transactions and an increase in legal fees of $37,677 for services provided on dealings with MSB and LPI during the period.

Other expense

Other expense for the six months ended December 31, 2016 and 2015 was $47,363 and $105,237, respectively. The decrease is mainly due to a gain on debt extinguishment of $200,000 recorded during the six months ended December 31, 2016 and a change in fair value of derivative liabilities of $55,678 recorded during the six months ended December 31, 2015, partially offset by an increase in interest expense of $189,362.

The gain on debt extinguishment recorded during the six months ended December 31, 2016 is a result of the termination of the non-binding letter of intent with Wealth in November 2016 pursuant to which the Company’s obligation to repay the notes payable to Wealth of $200,000 was also terminated.

During the six months ended December 31, 2015, we recorded a loss of $55,678 due to the change in fair value of derivative liability - warrant instruments. All of our remaining warrant instruments expired unexercised during the year ended June 30, 2016, and therefore, there was no activity for derivative liabilities during the three months ended December 31, 2016.

Net interest expense amounted to $245,185 and $55,823 during the six months ended December 31, 2016 and 2015, respectively. The increase is mainly due to amortization of the beneficial conversion feature on convertible debt of $199,224 recorded during the six months ended December 31, 2016.

Liquidity and Capital Resources

We are primarily engaged in exploration and acquisition of new properties and do not generate income from operations currently. As of December 31, 2016, our only source of liquidity had been debt and equity financing.

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

Common Stock Subject to Rescission

On March 19, 2012, the SEC declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares were sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at December 31, 2016 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

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

Item 4. Controls and Procedures

Evaluation of disclosure of controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective.

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

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal quarter ended December 31, 2016, despite the fact Li3 Energy, Inc. is outside the Mine Act jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

10.1	Amendment to Agreement between Minera Salar Blanco S.p.A. and Li3 Energy, Inc., dated October 5, 2016. (1)

10.2	Acknowledgement and Agreement with Wealth Minerals Ltd. to terminate the non-binding letter of intent the parties entered into on January 29, 2016, dated November 15, 2016. (2)

10.3	Letter of Intent with Bearing Resources Ltd., dated December 9, 2016.*

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

(1)	Filed with the Securities and Exchange Commission on October 11, 2016 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on November 21, 2016 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 21, 2017	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Luis F. Saenz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luis Santillana
Luis Santillana
Chief Financial Officer
(Principal Financial Officer)