Form 10-Q
period 2017-03-31
Li3 Energy, Inc.
filed 2017-05-11
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2017, there were 517,032,787 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LI3 ENERGY, INC.

Consolidated Balance Sheets

	March 31, 2017 (unaudited)	June 30, 2016
Assets
Current assets:
Cash	$1,631	$382,054
Prepaid expenses and advances	68,043	9,169
Total current assets	69,674	391,223
Equity investment in Minera Li	6,160,771	6,779,337
Total assets	$6,230,445	$7,170,560

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$399,353	$360,979
Accrued expenses	357,711	306,861
Common stock payable	236,678	236,678
Notes payable	50,000	200,000
Convertible notes payable, net of discount of $52,411 and $349,081 respectively	472,590	175,919
Notes payable to MSB SpA	454,901	-
Total current liabilities	1,971,233	1,280,437
Long-term notes payable to MSB SpA	-	454,901
Total liabilities	1,971,233	1,735,338

Commitments and contingencies

Common stock subject to rescission, 65,000 shares issued and outstanding	3,041	3,041

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 990,000,000 shares authorized; 502,829,707 and 495,153,347 shares issued and outstanding, respectively	502,829	495,153
Additional paid-in capital	72,697,881	72,511,626
Accumulated deficit	(68,944,539)	(67,574,598)
Total stockholders' equity	4,256,171	5,432,181
Total liabilities and stockholders’ equity	$6,230,445	$7,170,560

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Operating expenses:
Loss from Minera Li equity investment	$(546,629)	$(186,996)	$(618,566)	$(562,228)
General and administrative expenses	(182,906)	(161,195)	(528,318)	(532,193)
Loss on settlement of related party payables	(55,796)	-	(55,796)	-
Total operating expenses	(785,331)	(348,191)	(1,202,680)	(1,094,421)

Other income (expense):
Gain on debt extinguishment	-	-	200,000	-
Change in fair value of derivative liability instruments	-	(20,146)	-	(75,824)
Gain (loss) on foreign currency transactions	28	113	(2,150)	6,377
Interest expense, net	(119,926)	(27,918)	(365,111)	(83,741)
Total other expense	(119,898)	(47,951)	(167,261)	(153,188)

Net loss	$(905,229)	$(396,142)	$(1,369,941)	$(1,247,609)

Net loss per common share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic	501,401,032	485,672,173	498,769,424	482,983,853
Weighted average number of common shares outstanding – diluted	501,401,032	485,672,173	498,769,424	482,983,853

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

From July 1, 2015 through March 31, 2017

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2015	477,119,526	$477,120	$71,808,625	$(66,033,878)	$6,251,867

Stock-based compensation:
Amortization of stock-based compensation	-	-	176	-	176

Stock issued to settle liabilities:
Stock issued to directors and employees	12,213,936	12,213	213,975	-	226,188
Stock issued to third parties	5,819,885	5,820	93,650	-	99,470

Beneficial conversion feature related to convertible notes payable	-	-	395,200	-	395,200

Net loss	-	-	-	(1,540,720)	(1,540,720)

Balance, June 30, 2016	495,153,347	$495,153	$72,511,626	$(67,574,598)	$5,432,181

Stock issued to settle liabilities:
Stock issued to directors and employees	7,676,360	7,676	186,255	-	193,931

Net loss	-	-	-	(1,369,941)	(1,369,941)

Balance, March 31, 2017	502,829,707	$502,829	$72,697,881	$(68,944,539)	$4,256,171

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net loss	$(1,369,941)	$(1,247,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from Minera Li equity investment	618,566	562,228
Stock-based compensation	-	45,408
Loss on settlement of related party payables	55,796	-
Gain on debt extinguishment	(200,000)	-
Change in fair value of derivative liability instruments	-	75,824
Loss (gain) on foreign currency transactions	2,150	(6,377)
Amortization of convertible debt discount	296,671	19,167
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and advances	(58,874)	34,017
Accretion of interest income on MSB SpA receivable	-	(2,204)
Increase in accounts payable	36,224	90,309
Increase in accrued expenses	188,985	215,127
Net cash used in operating activities	(430,423)	(214,110)

Cash flows from financing activities
Proceeds from notes payable – directors	-	40,000
Payment on notes payable – directors	-	(25,000)
Proceeds from notes payable	50,000	52,500
Proceeds from convertible notes payable	-	50,000
Proceeds from notes payable to MSB SpA	-	100,000
Net cash provided by financing activities	50,000	217,500

Net decrease in cash	(380,423)	3,390

Cash at beginning of the period	382,054	6,217

Cash at end of the period	$1,631	$9,607

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

Non-cash financing transactions:
Original debt discount	$-	$5,000
Debt discount due to derivative conversion feature on convertible notes	$-	$52,500
Settlement of accrued liabilities through issuance of stock	$138,135	$97,000
Settlement of notes payable to directors through issuance of stock	$-	$15,226

See accompanying notes to unaudited consolidated financial statements.

LI3 ENERGY, INC.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2017

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Li3 Energy, Inc. (“Li3 Energy” or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2005. In 2009, the Company established its business focus and strategy toward identifying and pursuing business opportunities in lithium and industrial minerals mining in the Americas.

We aim to acquire and develop a unique portfolio of lithium and potassium brine projects in the Americas. We are focused on further exploring, developing and commercializing our interest in the Maricunga Project (as defined below), located in the northeast section of the Salar de Maricunga in Region III of Atacama in northern Chile, as well as increasing our portfolio of projects, with the goal of becoming a company with valuable lithium, potassium, nitrates and other industrial minerals properties.

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

On January 27, 2014, the Company entered into a transaction with a third party, Minera Salar Blanco SpA (“MSB SpA”, previously BBL SpA), subsequent to which MSB SpA became the majority holder of Minera Li Energy SpA (“Minera Li”), holding 51% of the ownership interest. The Company retains a 49% ownership of Minera Li. Minera Li held 60% ownership of Sociedades Legales Mineras Litio1 a 6 de la Sierra Hoyada de Maricunga (“SLM Litio 1-6”), a group of six private companies (the “Maricunga Companies”), and the Cocina Mining Concessions (together with SLM Litio 1-6, the “Maricunga Project”). However, Minera Li has transferred all of its Maricunga Project assets to Minera Salar Blanco SA (“MSB SA”) as consideration for 36.05% of the shares in MSB SA.

We have generated no revenues to date and do not anticipate generating any revenues in the near term. Our activities have been limited to capital formation, organization, acquisition of interests in mining properties and limited exploration on the Maricunga Project, of which we currently hold a minority interest. The Company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate exploitable quantities of mineral resources or operate on a profitable basis, or we may fail to secure additional funding to support our operations.

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

b. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2017 and June 30, 2016. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

The Company recognizes interest related to income tax matters in income tax expense and penalties related to income tax matters in general and administrative expenses. The Company did not have any uncertain income tax positions or accrued interest included in our consolidated balance sheets at March 31, 2017 or June 30, 2016, and did not recognize any interest in its consolidated statements of operations during the nine months ended March 31, 2017 or 2016.

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

For the three and nine months ended March 31, 2017 and 2016, the following convertible debt, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted net income or loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Stock options	333,333	916,666
Restricted stock units	600,000	800,000
Convertible debt	-	5,808,081
Stock warrants	2,380,950	3,955,950
	3,314,283	11,480,697

	Nine Months Ended March 31,
	2017	2016
Stock options	333,333	916,666
Restricted stock units	600,000	800,000
Convertible debt	-	5,808,081
Stock warrants	2,380,950	3,955,950
	3,314,283	11,480,697

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

j. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

k. Subsequent Events

The Company evaluated material events occurring between March 31, 2017 and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

NOTE 3. GOING CONCERN

As of March 31, 2017, the Company had no source of current revenue, a cash balance on hand of $1,631 and negative working capital of $1,901,559.

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

NOTE 4. INVESTMENT IN MINERA LI

The Company’s equity investment at March 31, 2017 and June 30, 2016 relates to its 49% investment in Minera Li. The activity of the investment for the nine months ended March 31, 2017 and 2016 is as follows:

	March 31, 2017	March 31, 2016
Opening balance - July 1, 2016 and 2015	$6,779,337	$7,336,375
Less: Equity in loss of Minera Li	(618,566)	(562,228)
Closing balance – March 31, 2017 and 2016	$6,160,771	$6,774,147

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

Summarized Balance Sheets

	March 31, 2017	June 30, 2016
Current assets	$3,285	$47,973
Non-current assets	14,296,505	17,383,067
Total assets	$14,299,790	$17,431,040

Current liabilities	$1,185	$1,870,056
Equity	14,298,605	15,560,984
Total liabilities and equity	$14,299,790	$17,431,040

Summarized Statements of Operations

	Nine Months Ended	Nine Months Ended
	March 31, 2017	March 31, 2016
Revenue	$-	$-
Operating expenses:
Exploration expenses	(368,516)	(902,849)
Loss from equity investments	(783,921)	-
General & administrative expenses	(109,942)	(244,555)
Total operating expenses	(1,262,379)	(1,147,404)
Net loss	$(1,262,379)	$(1,147,404)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue	$-	$-
Operating expenses:
Exploration expenses	(317,737)	(300,950)
Loss from equity investments	(783,921)	-
General & administrative expenses	(13,910)	(80,675)
Total operating expenses	(1,115,568)	(381,625)
Net loss	$(1,115,568)	$(381,625)

NOTE 5. RELATED PARTY TRANSACTIONS

MSB SpA

At March 31, 2017, MSB SpA owned 51% of Minera Li with the Company retaining a 49% ownership interest. MSB SpA is a private Chilean corporation with an objective to advance a business in the production of lithium. MSB SpA is controlled by a Chilean entrepreneur.

As of June 30, 2015, the Company had received a total of $1,220,000 of loans from MSB SpA (of which $980,000 was received during the year ended June 30, 2015), bearing interest of 8.5% per annum and due within 18 months from the date of receipt. On January 19, 2016, the Company entered into an additional agreement with MSB SpA whereby the Company and MSB SpA agreed to offset the $1,000,000 Additional Payment MSB SpA previously agreed to provide to the Company against $1,000,000 of the Company’s notes payable to MSB SpA and $134,901 of accrued interest owed to MSB SpA was rolled into the Company’s existing note payable. In addition, MSB SpA loaned an additional $100,000 to the Company and MSB SpA waived the 13 shares in Minera Li which were pledged by the Company to MSB SpA as security for its notes payable. The resulting $454,901 loan payable and accrued interest is due on January 18, 2018, bears interest at 8.5% per annum, and is secured by 5 of the Company’s shares in Minera Li.

The total interest accrued on the loans from MSB SpA as of March 31, 2017 and June 30, 2016, was $46,294 and $17,268, respectively. For the nine months ended March 31, 2017 and 2016, $29,026 and $50,870, respectively, of interest expense was recognized in the Company’s consolidated statements of operations.

On July 20, 2016, MSB SpA entered into an agreement with Lithium Power International Limited (“LPI”), an Australian company, regarding a joint venture to explore and develop the Maricunga Project in accordance with a term sheet dated July 14, 2016. On August 30, 2016, the Company entered into an agreement with MSB SpA, pursuant to which, the Company and MSB SpA, as the current shareholders of Minera Li, unanimously agreed to approve the transactions contemplated by the term sheet (the “Transaction”).

As part of the Transaction, Mineral Li and MSB SpA agreed to contribute their Maricunga lithium brine assets to a new joint venture (the “Maricunga JV”) and LPI agreed to contribute $27.5 million in cash to the Maricunga JV to cover exploration and development costs for the next 2.5 years until the completion of a definitive feasibility study in late 2018. Following the completion of the Transaction, the Company will own a direct 17.67% equity interest of the Maricunga JV, with LPI and MSB SpA owning 50.0% and 32.33%, respectively. The Company will be entitled to appoint one director of the Maricunga JV (so long as it holds at least 10% of the equity interests of the joint venture), with LPI and MSB SpA holding three and two director seats, respectively.

On September 7, 2016, the Maricunga JV entity, Minera Salar Blanco SA (“MSB SA”), a Chilean company, was incorporated and Minera Li has transferred all of its Maricunga Project assets to MSB SA as consideration for 36.05% of the shares in MSB SA. LPI and MSB SpA currently hold 13.95% and 50%, respectively, of the shares in MSB SA. Following the planned dissolution of Minera Li, Li3 will receive 49% share of Minera Li’s shares in MSB SA (being 17.67%), with MSB SpA receiving 51%.

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

On November 15, 2016, the Company entered into an agreement with Wealth pursuant to which the Wealth LOI was terminated and the Company’s obligation to repay the notes payable to Wealth of $200,000 was also terminated. The Company subsequently reversed the notes payable from Wealth in its consolidated balance sheet, recording a gain on debt settlement of $200,000 in its consolidated statements of operations during the nine months ended March 31, 2017.

NOTE 7. CONVERTIBLE NOTES PAYABLE

During May 2016, the Company issued unsecured convertible promissory notes to various individuals for aggregate proceeds of $525,000, bearing an interest rate of 10% per annum, due 12 months from the date of issuance and convertible at a price of $0.0125 per share. The Company assessed the embedded conversion feature and determined that the intrinsic value of the beneficial conversion feature at inception exceeded the face value of this note and accordingly recorded a beneficial conversion feature of $395,200. Such beneficial conversion feature was accounted for as a debt discount, which is amortized to interest expense over the life of the note. During the nine months ended March 31, 2017, the Company recorded amortization of debt discount and interest expense of $296,671 and $39,411, respectively, on these convertible notes. Total unamortized debt discount and interest accrued on the loans as of March 31, 2017, was $52,411 and $45,623, respectively. Total unamortized debt discount and interest accrued on the loans as of June 30, 2016, was $349,081 and $6,212, respectively.

NOTE 8. DERIVATIVE LIABILITIES

Warrants

The Company determined that certain warrants that the Company issued contained provisions that protected holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could have resulted in modification of the warrants exercise price based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. As of March 31, 2017 and June 30, 2016, all derivative warrant instruments had expired.

Activity for derivative warrant instruments during the nine months ended March 31, 2016 was as follows:

		Decrease in
		fair value of
	Balance at	derivative	Balance at
	June 30,	liability	March 31,
	2015	instruments	2016
Lender warrants	$3,799	$(3,799)	$-
Warrants for advisory services and arranger warrants	241	(241)	-
	$4,040	$(4,040)	$-

There were no warrants exercised during the nine months ended March 31, 2016.

The following is a summary of the assumptions used in the modified lattice valuation model as of March 31, 2016:

Valuation as of March 31, 2016
Common stock issuable upon exercise of warrants	3,955,950
Market value of common stock on measurement date (1)	$0.02
Adjusted exercise price	$0.20-$0.23
Risk free interest rate (2)	0.39%
Warrant lives in years	0.1-1.4
Expected volatility (3)	143%
Expected dividend yields (4)	None
Assumed stock offerings per year over next two years (5)	1
Probability of stock offering in any year over next two years (6)	100%
Range of percentage of existing shares offered (7)	14%
Offering price range (8)	$0.03

______________

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 0.5-year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next year.

(6)	Management estimates that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be 14% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

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

The following is a summary of the assumptions used in the modified lattice valuation model as of December 8, 2015 and March 31, 2016, respectively:

	Valuation as of
	December 8, 2015	March 31, 2016
Common stock issuable upon conversion of debt	5,227,273	6,575,186
Market value of common stock on measurement date (1)	$0.025	$0.02
Adjusted exercise price	$0.011	$0.020
Risk free interest rate (2)	0.15%	0.39%
Life in years	1.0	0.7
Expected volatility (3)	156%	143%
Expected dividend yields (4)	None	None
Assumed stock offerings per year over next two years (5)	1	1
Probability of stock offering in any year over next two years (6)	100%	100%
Range of percentage of existing shares offered (7)	14%	15%-20
Offering price range (8)	$0.03	$0.03-$0.04

_______________

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using the 1-year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management estimates the Company will have at least one stock offering in the next year.

(6)	Management estimates that the probability of a stock offering is 100% during the next year.

(7)	Management estimates that the range of percentages of existing shares offered in each stock offering will be 14% of the shares outstanding.

(8)	Represents the estimated offering price range in future offerings as determined by management.

Activity for embedded derivative instruments during the nine months ended March 31, 2016 was as follows:

		Initial valuation	Increase
		of embedded	in
		derivative	fair value of
	Balance at	instruments	derivative	Balance at
	June 30,	issued during	liability	March 31,
	2015	the period	instruments	2016
Convertible Notes	$-	$52,500	$79,864	$132,364
	$-	$52,500	$79,864	$132,364

NOTE 9. STOCKHOLDERS’ EQUITY

On October 6, 2016, the Company issued 4,967,831 shares of common stock to officers and directors in lieu of accrued directors’ fees of $42,000 and salaries of $50,090. The Company recorded a credit to additional paid-in capital of $18,070 for the difference between the fair value of the common stock on the measurement dates and the fees accrued by the Company.

On February 16, 2017, the Company issued 2,708,529 shares of common stock to officers and directors in lieu of accrued directors’ fees of $21,000 and salaries of $25,045. The Company recorded a loss on settlement of related party payables of $55,796 for the difference between the fair value of the common stock on the measurement date and the fees accrued by the Company.

Stock Option Awards

There were no stock options issued during the nine months ended March 31, 2017. A summary of stock option activity is presented in the table below:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at June 30, 2016	916,666	$0.23	0.6	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	(583,333)	-	-	-
Outstanding at March 31, 2017	333,333	$0.16	0.4	$-
Exercisable at March 31, 2017	333,333	$0.16	0.4	$-

NOTE 10. FAIR VALUE MEASUREMENTS

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Nine Months Ended March 31,
	2017	2016
Beginning balance as of June 30	$-	$4,040
Change in fair value	-	49,380
Additions	-	-
Balance as of September 30	$-	$53,420
Change in fair value	-	6,298
Additions	-	52,500
Balance as of December 31	$-	$112,218
Change in fair value	-	20,146
Additions	-	-
Ending balance as of March 31	$-	$132,364
Change in unrealized gains (losses) included in earnings for the three months ended March 31, 2017 and 2016	$-	$(20,146)
Change in unrealized gains (losses) included in earnings for the nine months ended March 31, 2017 and 2016	$-	$(75,824)

NOTE 11. COMMITMENTS AND CONTINGENCIES

On January 27, 2017, the Company and Bearing Resources Ltd., a company incorporated under the laws of British Columbia (“Bearing”), entered into an agreement and plan of merger under which Bearing has agreed to acquire Li3. Pursuant to the agreement, a newly formed wholly owned subsidiary of Bearing, LI Acquisition Corporation, will merge with and into Li3 (the “Merger”), with Li3 surviving the Merger as a wholly owned subsidiary of Bearing. At the effective time of the Merger, each share of Li3 common stock will be converted into the right to receive common shares of Bearing based upon an aggregate of 16,000,000 Bearing common shares issuable for the Company’s common stock.

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

As the Company has only nominal cash on hand, Bearing is advancing funds to Li3 on an as-needed basis to satisfy the Company’s expenses incurred in relation to the merger agreement, among other expenses. If the merger agreement is terminated, any funds advanced by Bearing to Li3 will become payable on demand. As of March 31, 2017, Bearing had advanced $50,000 to the Company, recorded as notes payable in the consolidated balance sheets.

NOTE 12. SUBSEQUENT EVENTS

On May 9, 2017, the Company agreed to issue an aggregate of 14,203,080 shares of common stock to officers and directors for services (9,597,718 shares) and reimbursement of expenses (573,104 shares), and to creditors in settlement of professional services (4,032,258 shares).

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

You should read this discussion and analysis together with our consolidated financial statements and the notes thereto for the three and nine months ended March 31, 2017.

Overview

We are a South America based exploration company in the lithium and potassium mining sector. We aim to acquire and develop a unique portfolio of lithium and potassium brine projects in the Americas.

All of our mineral rights in SLM Litio 1-6 and the Cocina Mining Concessions were held by Minera Li Energy SpA (“Minera Li”), of which the Company retains a 49% ownership interest. The controlling interest in Minera Li (51%) is held by a private Chilean company, Minera Salar Blanco SpA (“MSB SpA”, previously BBL SpA).

Minera Li owned (a) a 60% interest in SLM Litio 1-6, which consists of mining concessions covering an area of approximately 1,438 hectares in the Salar de Maricunga in northern Chile; and (b) the Cocina Mining Concessions, covering 450 hectares located adjacent to SLM Litio 1-6.

On July 20, 2016, MSB SpA entered into an agreement with Lithium Power International Limited (“LPI”), an Australian company, regarding a joint venture to explore and develop the Maricunga Project in accordance with a term sheet dated July 14, 2016. On August 30, 2016, the Company entered into an agreement with MSB SpA, pursuant to which, the Company and MSB SpA, as the current shareholders of Minera Li, unanimously agreed to approve the transactions contemplated by the term sheet (the “Transaction”).

As part of the Transaction, Mineral Li and MSB SpA agreed to contribute their Maricunga lithium brine assets to a new joint venture (the “Maricunga JV”) and LPI agreed to contribute $27.5 million in cash to the Maricunga JV to cover exploration and development costs for the next 2.5 years until the completion of a definitive feasibility study in late 2018. Following the completion of the Transaction, the Company will own a direct 17.67% equity interest of the Maricunga JV, with LPI and MSB SpA owning 50.0% and 32.33%, respectively. The Company will be entitled to appoint one director of the Maricunga JV (so long as it holds at least 10% of the equity interests of the joint venture), with LPI and MSB SpA holding three and two director seats, respectively.

On September 7, 2016, the Maricunga JV entity, Minera Salar Blanco SA (“MSB SA”), a Chilean company, was incorporated and Minera Li has transferred all of its Maricunga Project assets to MSB SA as consideration for 36.05% of the shares in MSB SA. LPI and MSB SpA currently hold 13.95% and 50%, respectively, of the shares in MSB SA. Following the planned dissolution of Minera Li, Li3 will receive 49% share of Minera Li’s shares in MSB SA (being 17.67%), with MSB SpA receiving 51%.

The Company is currently evaluating additional exploration and production opportunities.

Going Concern

As at March 31, 2017, the Company had no source of current revenue, a cash balance on hand of $1,631 and negative working capital of $1,901,559.

The Company doesn’t currently have sufficient capital to maintain its basic operations for the next 12 months.

In the course of its development activities, the Company has sustained and continues to sustain losses. The Company cannot predict if and when the Company may generate profits. In the event that we identify commercial reserves of lithium or other minerals, we will require substantial additional capital to develop those reserves and certain governmental permits to exploit such resources. The Company expects to finance its future operations primarily through future equity or debt financing or through a business combination with another entity. However, there exists substantial doubt about the Company’s ability to continue as a going concern because there is no assurance that it will be able to obtain such capital, through equity or debt financing, business combination, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, then the Company’s operations would be materially negatively impacted.

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

On January 27, 2017, the Company and Bearing Resources Ltd., a company incorporated under the laws of British Columbia (“Bearing”), entered into an agreement and plan of merger under which Bearing has agreed to acquire Li3. Pursuant to the agreement, a newly formed wholly owned subsidiary of Bearing, LI Acquisition Corporation, will merge with and into Li3 (the “Merger”), with Li3 surviving the Merger as a wholly owned subsidiary of Bearing. At the effective time of the Merger, each share of Li3 common stock will be converted into the right to receive common shares of Bearing based upon an aggregate of 16,000,000 Bearing common shares issuable for the Company’s common stock. The Merger is subject to customary closing conditions, including the approval of the TSX Venture Exchange and of the Company’s shareholders and, if required, of Bearing and consequently there can be no assurance that this transaction will close.

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

Operational Update

During the nine months ended March 31, 2017, work was undertaken on a preliminary work program for the Maricunga Project to expand the work performed on SLM Litio 1-6 to include additional studies of the Cocina Mining Concessions. Phase 1 of the exploration plan commenced in September 2016 and includes the drilling of 16 diamond drill holes and 2 pumping wells within the Cocina Mining Concessions, the development of a pilot plant engineering report and the completion of a NI 43-101 technical report, aimed at further expanding the existing lithium resource for the properties acquired since the original estimate. 10 trial evaporation ponds have been constructed on site to measure the precipitation of salts, the evolution of brine and evaporation rates over the next 12 months as part of the lithium processing evaluation. Further to this, a weather station has also been constructed on site, in order to monitor temperature, wind rainfall, and solar radiation over the development period.

On February 1, 2017, LPI announced that drilling at the Maricunga Project had been completed with results being collated for the upcoming resource estimate anticipated in the first half of 2017. The results from all drill holes confirm the existence of extremely high lithium grades within the Maricunga Project. The brine flow rates recorded are amongst the highest results publicly released for lithium projects in South America. An updated 43-101 Resource estimate is expected by the end of 2017.

As above, on January 27, 2017, the Company and Bearing entered into an agreement and plan of merger under which Bearing has agreed to acquire Li3. Pursuant to the agreement, a newly formed wholly owned subsidiary of Bearing, LI Acquisition Corporation, will merge with and into Li3, with Li3 surviving the Merger as a wholly owned subsidiary of Bearing. At the effective time of the Merger, each share of Li3 common stock will be converted into the right to receive common shares of Bearing based upon an aggregate of 16,000,000 Bearing common shares issuable for the Company’s common stock.

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

On April 10, 2017, Bearing filed a Registration Statement on Form F-4 with the SEC, as required under the agreement and plan of merger with the Company. The Registration Statement has been filed with the SEC for the purpose of registering the 16 million common shares of Bearing issuable to the Li3 shareholders on closing of the Merger.

Strategic Plan

Our objective is to become an integrated chemical company through the strategic acquisition and development of lithium and potassium assets, as well as other assets that have by-product synergies. Part of our strategic plan is to ensure the exploration and development of our interest in the existing Maricunga Project while simultaneously identifying other synergistic opportunities with new projects with production potential that could also be advanced in an accelerated manner, with the goal of becoming a company with valuable lithium, potassium and other industrial minerals properties. Our primary objective is to become a low-cost lithium and potash producer utilizing improved technologies for the extraction of lithium and potash from brines.

Along with our strategic partners MSB SpA and LPI, we are fully committed to advancing the Maricunga Project to the stage of full permitting, including environmental, social, and construction permits, and all other studies required on the project. We believe that the transaction with Bearing will provide us with increased access to capital and exposure on the Canadian TSX-V exchange so that we may further our strategic goals.

Results of Operations

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Revenues

We had no revenues during the three months ended March 31, 2017 and 2016.

Loss from Minera Li equity investment

During the three months ended March 31, 2017, we incurred a loss from equity method investments of $546,629 compared to a loss of $186,996 for the three months ended March 31, 2016. This reflects our share of the losses incurred by Minera Li for each period. The variation in loss between each of the periods is mainly due to variances in exploration activity, and therefore expenses, incurred by Minera Li on the Maricunga Project during each of the respective periods.

General and administrative expenses

Our general and administrative expenses for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended	Three Months Ended	Increase
	March 31, 2017	March 31, 2016	(Decrease)
Rent	$237	$216	$21
Communications	1,800	1,350	450
Travel expenses	-	4,527	(4,527)
Legal fees	57,782	56,939	843
Accounting & finance fees	21,684	14,559	7,125
Audit fees	17,500	7,970	9,530
Other professional fees	28,851	25,547	3,304
Marketing & investor relations	701	469	232
Directors fees	21,000	25,500	(4,500)
Bank fees	646	1,178	(532)
Salaries & wages	32,705	29,409	3,296
Stock-based compensation	-	(6,469)	6,469
	$182,906	$161,195	$21,711

We incurred general and administrative expenses of $182,906 for the three months ended March 31, 2017 compared to general and administrative expenses of $161,195 for the three months ended March 31, 2016, a $21,711 increase. The increase in general and administrative expenses is mainly a result of:

•

An increase in accounting and finance fees of $7,125, mainly due to an increase in fees for preparation of the corporate income tax return and Form 5472 for the year ending June 30, 2016 of $5,520 and timing of fees for review of XBRL on the current Form 10-Q of $1,500;

•	An increase in audit fees of $9,530, mainly due to the timing of fees received from the auditors of $7,000 and one-off fees for review of the Bearing Form 4 of $2,250; and

•

An increase in other professional fees of $3,304, mainly due to an increase in directors and officer insurance of $6,959 and filing fees of $917, partially offset by a decrease in notary expenses on agreements with MSB SpA incurred during the three months ended March 31, 2016 of $4,019.

 Loss on settlement of related party payables

The loss on settlement of related party payables of $55,796, recorded during the three months ended March 31, 2017 was a result of the difference between the fair value of the common stock on the measurement date and the fees accrued by the Company, related to stock issued in lieu of directors’ fees.

Other income (expense)

Other expense for the three months ended March 31, 2017 and 2016 was $119,898 and $47,951, respectively. The other expense for the three months ended March 31, 2017 mainly consists of interest expense of $119,926 whereas the other expense for the three months ended March 31, 2016 consisted of a change in fair value of derivative liability instruments of $20,146 and interest expense of $27,918.

During the three months ended March 31, 2016, we recorded a loss of $20,146 due to the change in fair value of derivative liability - warrant instruments. All of our remaining warrant instruments expired unexercised during the year ended June 30, 2016, and therefore, there was no activity for derivative liabilities during the three months ended March 31, 2017; and

Net interest expense amounted to $119,926 and $27,918 during the three months ended March 31, 2017 and 2016, respectively. The increase was mainly due to amortization of the beneficial conversion feature on convertible debt of $97,447 recorded during the three months ended March 31, 2017.

Nine Months Ended March 31, 2017 Compared with Nine Months Ended March 31, 2016

Revenues

We had no revenues during the nine months ended March 31, 2017 and 2016.

Loss from Minera Li equity investment

During the nine months ended March 31, 2017, we incurred a loss from equity method investments of $618,566 compared to a loss of $562,228 for the nine months ended March 31, 2016. This reflects our share of the losses incurred by Minera Li for each period. The variation in loss between each of the periods is mainly due to variances in exploration activity, and therefore expenses, incurred by Minera Li on the Maricunga Project during each of the respective periods.

General and administrative expenses

Our general and administrative expenses for the nine months ended March 31, 2017 and 2016 consisted of the following:

	Nine Months Ended	Nine Months Ended	Increase
	March 31, 2017	March 31, 2016	(Decrease)
Rent	$725	$(1,461)	$2,186
Office expenses	-	899	(899)
Communications	5,243	4,224	1,019
Travel expenses	14,859	7,992	6,867
Legal fees	178,006	139,486	38,520
Accounting & finance fees	45,425	42,998	2,427
Audit fees	33,500	24,000	9,500
Other professional fees	83,800	96,310	(12,510)
Marketing & investor relations	5,861	1,814	4,047
Directors fees	63,310	87,178	(23,868)
Bank fees	2,808	2,489	319
Salaries & wages	94,781	104,793	(10,012)
Stock-based compensation	-	26,707	(26,707)
Other	-	(5,236)	5,236
	$528,318	$532,193	$(3,875)

We incurred general and administrative expenses of $528,318 for the nine months ended March 31, 2017 compared to general and administrative expenses of $532,193 for the nine months ended March 31, 2016, a $3,875 decrease. The decrease in general and administrative expenses is mainly a result of:

•

A decrease in other professional fees of $12,510, mainly due to the reversal of $30,200 of over-accrued directors and officers insurance for prior periods and additional costs incurred during the nine months ended March 31, 2016 for transfer agent fees on funding documents of $10,381 and fees for patents on concessions of $6,375. These decreases have been partially offset by an additional $31,420 incurred during the nine months ended March 31, 2017 for services provided in relation to an economic opinion on the Minera Li properties;

•	A decrease in directors’ fees of $23,868 due to the resignation of three directors;

•	A decrease in salaries and wages of $10,012 due to the closure of the Chile and Peru offices;

•	A decrease in stock-based compensation of $26,707, mainly due to for stock issued in lieu of directors’ fees in prior period;

•	An increase in other expense of $5,236 due to income recorded for the nine months ended March 31, 2016 for the sale of office furniture;

•	An increase in legal fees of $38,520 for services provided on dealings with MSB SpA and LPI during the period;

•	An increase in audit fees of $9,500, mainly due to the timing of fees received from the auditors of $7,000 and one-off fees for review of the Bearing F-4 of $2,250; and

•	An increase in travel expenses $6,867 due to additional travel by the CEO for discussions on potential transactions.

Loss on settlement of related party payables

The loss on settlement of related party payables of $55,796, recorded during the nine months ended March 31, 2017 was a result of the difference between the fair value of the common stock on the measurement date and the fees accrued by the Company, related to stock issued in lieu of directors’ fees.

Other income (expense)

Other expense for the nine months ended March 31, 2017 and 2016 was $167,261 and $153,188, respectively. The increase is mainly due to an increase in interest expense recorded during the nine months ended March 31, 2017 of $281,370, partially offset by a gain on debt extinguishment of $200,000 recorded during the nine months ended March 31, 2017 and a change in fair value of derivative liability instruments of $75,824 recorded during the nine months ended March 31, 2016.

The gain on debt extinguishment recorded during the nine months ended March 31, 2017 was a result of the termination of the non-binding letter of intent with Wealth in November 2016 pursuant to which the Company’s obligation to repay the notes payable to Wealth of $200,000 was also terminated.

During the nine months ended March 31, 2016, we recorded a loss of $75,824 due to the change in fair value of derivative liability instruments. All of the Company’s remaining instruments expired unexercised during the year ended June 30, 2016, and therefore, there was no activity for derivative liability instruments during the nine months ended March 31, 2017.

Net interest expense amounted to $365,111 and $83,741 during the nine months ended March 31, 2017 and 2016, respectively. The increase is mainly due to amortization of the beneficial conversion feature on convertible debt of $296,671 recorded during the nine months ended March 31, 2017.

Liquidity and Capital Resources

We are primarily engaged in exploration and acquisition of new properties and do not generate income from operations currently. As of March 31, 2017, our only source of liquidity had been debt and equity financing.

The Company doesn’t currently have sufficient capital to maintain its basic operations for the next 12 months.

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

Common Stock Subject to Rescission

On March 19, 2012, the SEC declared effective a registration statement that we had filed to cover the resale of shares previously issued and sold (or to be issued upon the exercise of warrants). On March 1, 2013, we filed a post-effective amendment for that registration statement that included our audited financial statements as of and for the year ended June 30, 2012 as had been filed on our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”). We believe that the filing of the post-effective amendment fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, there were approximately three months when our registration statement contained financial information that was not current. During that period, 65,000 shares were sold pursuant to that prospectus in open market transactions which may have violated Section 5 of the Securities Act, and, as a result, the purchasers of those shares may have rescission rights or claims for damages. Accordingly, we have reduced shareholders’ equity at March 31, 2017 by $3,041, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.

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

Item 4. Controls and Procedures

Evaluation of disclosure of controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective.

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

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2017, the Company issued 2,708,529 shares of common stock to officers and directors in lieu of accrued directors’ fees of $21,000 and salaries of $25,045. The Company recorded a loss on settlement of related party payables of $55,796 for the difference between the fair value of the common stock on the measurement date and the fees accrued by the Company.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Chilean exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal quarter ended March 31, 2017, despite the fact Li3 Energy, Inc. is outside the Mine Act jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1	Agreement and Plan of Merger with Bearing Resources Ltd, dated January 27, 2017. (1)

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a - 14(a) and 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

_______________

(1)	Filed with the Securities and Exchange Commission on February 2, 2017 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2017	LI3 ENERGY, INC.

	By:	/s/ Luis F. Saenz
Luis F. Saenz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luis Santillana
Luis Santillana
Chief Financial Officer
(Principal Financial Officer)

