Form 10-K/A
period 2016-06-30
Li3 Energy, Inc.
filed 2017-08-10
CIK 1334699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54303

Li3 Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-3061907
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Matias Cousiño 82
Oficina 806
Santiago Chile
(Address of principal executive offices)	(Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Li3 Energy Inc. for the fiscal year ended June 30, 2016, and filed with the Securities and Exchange Commission (the “SEC”) on October 7, 2016, (the “Original Filing”) is to supplement or revise the Original Filing as follows:

•

to disclose the material terms of the registrant’s joint venture agreement for the Maricunga Project joint venture with Minera Salar Blanco S.p.A, Minera Salar Blanco S.A., Minera Li Energy SpA, Lithium Power Investiones Chile SpA, and Lithium Power International Limited;

•	to clarify certain disclosures regarding third party lithium extraction technologies evaluated by the registrant;

•	to expand disclosure regarding past exploration activities on, and plan of development for, the Maricunga Projec;

•	to detail the quality assurance program associated with exploration work performed on the Maricunga project, and to identify the qualified person supervising the exploration work;

•	to provide additional disclosure related to the regulation of the Maricunga project, including work permits, and environmental regulation; and

•	to make such other incidental amendments as reasonably required to clarify and reconcile the Amendment with the disclosure contained in the Original Filing.

Expect where explicitly stated, this Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K. No other changes have been made to the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

2

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

On July 20, 2016, MSB entered into an agreement in principle with Lithium Power International Limited (“LPI”), an Australian company, regarding a joint venture to explore and develop the Maricunga Project in accordance with a term sheet dated July 14, 2016. On August 30, 2016, Li3 entered into an agreement with MSB, pursuant to which, Li3 and MSB, as the current shareholders of Minera Li, agreed to proceed with the transactions contemplated by the term sheet (the “Transaction”), resulting in a restructuring of the parties respective positions in the Maricunga project.

As part of the Transaction, Mineral Li and MSB agreed to contribute their Maricunga lithium brine assets to a new joint venture (the “Maricunga JV”) and LPI agreed to contribute $27.5 million in cash to the Maricunga JV to cover exploration and development costs for the next 2.5 years until the completion of a definitive feasibility study in late 2018. Following the completion of the Transaction, Li3 will own a direct 17.67% equity interest of the Maricunga JV, with LPI and MSB owning 50.0% and 32.33%, respectively. Li3 will be entitled to appoint one director of the Maricunga JV (so long as it holds at least 10% of the equity interests of the joint venture), with LPI and MSB holding three and two director seats, respectively. The ownership interest of parties in the Maricunga JV are outlined in the following graphic:

On September 7, 2016, the Maricunga JV entity, Minera Salar Blanco SA (“MSB SA”), a Chilean company, was incorporated and Minera Li has transferred all of its Maricunga Project assets to MSB SA as consideration for 36.05% of the shares in MSB SA. MSB also transferred its 36% interest in SLM Litio 1-6, resulting in MSB SA owning 96% of SLM Litio 1-6 and 100% of the Cocina Mining concessions. The remaining 4% interest in SLM Litio 1-6 is held by private individuals in Chile. MSB and LPI also contributed several adjacent properties owned by them to MSB SA, which are also included in the Maricunga Project. MSB and LPI currently hold 13.95% and 50%, respectively, of the shares in MSB SA. Following the planned dissolution of Minera Li, Li3 will receive 49% share of Minera Li’s shares in MSB SA (being 17.67%), with MSB receiving 51%.

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

During January 2014, the Company executed an agreement with MSB pursuant to which MSB acquired 51% of Minera Li, with Li3 retaining 49% ownership. In September 2016, the Maricunga JV was established and Minera Li has transferred all of its Maricunga Project assets to the Maricunga JV entity, MSB SA, as consideration for 36.05% of the shares in MSB SA, providing Li3 with a 17.67% interest in the Maricunga Project.

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

We believe that if the Maricunga JV is successful in advancing the Maricunga Project through the exploration and feasibility study stage, obtains the necessary Chilean government approvals/licenses, closes and acquires additional land acreage to support further development of the Maricunga Project, achieves a definitive feasibility study, and raises the necessary capital, the Maricunga JV could begin commercial production and generate revenues within the next 5-7 years. However, there can be no assurance that the Maricunga JV will achieve these stated objectives.

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

Some of the actions we have taken in striving to achieve our objective are as follows:

Advancement of the Existing Maricunga Project

Along with our Maricunga JV partners, we are fully committed to advancing the Maricunga Project., LPI will contribute $27.5 million in cash to the Maricunga JV to cover exploration and development costs for the next 2.5 years until the completion of a definitive feasibility study in late 2018.

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

In March 2013, POSCO announced that it had developed a chemical lithium extraction technology that reduces recovery time from around 12 months to less than a few days. Testing of this technology performed by POSCO on brine extracted from the SLM Litio 1-6 concessions of the Maricunga Project, showed that it increases the lithium recovery rate from a maximum of 50% using traditional evaporation ponds to more than 80%, and the lithium carbonate produced is more than 99.9% pure. The Maricunga JV plans to assess the use of POSCO’s technology to gain efficiencies in exploiting lithium from the Maricunga Project, however, there is no agreement in place with POSCO regarding the use of its technology by the Maricunga JV or any of its participants

In January 2015, initial test results from POSCO´s demonstration plant located in the Cauchari-Olaroz salar in Argentina , in which Li3 has no interest, indicated that the direct lithium extraction process achieved or exceeded all performance targets and that the lithium products subsequently processed were of very high quality. During a one month period, over 20 tonnes of lithium phosphate was produced from the demonstration plant and subsequently exported to POSCO’s facility in Pohang, Korea where it was further processed into battery grade lithium carbonate and lithium hydroxide.

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

In January 2015, initial test results from POSCO´s demonstration plant located in the Cauchari-Olaroz salar in Argentina (in which Li3 has no interest) indicated that the Direct Lithium Extraction Process achieved or exceeded all performance targets and that the lithium products subsequently processed were of very high quality. During a one month period, over 20 tonnes of lithium phosphate was produced from the demonstration plant and subsequently exported to POSCO’s facility in Pohang, Korea where it was further processed into battery grade lithium carbonate and lithium hydroxide.

There can be no assurance that any agreement will be reached with POSCAN with respect to a pilot plant, a commercial plant, any further investment by POSCAN, any purchase by POSCAN of our production, or otherwise.

Project Overview

Maricunga Project

As of June 30, 2016, we retained a 49% interest in the Maricunga Project. As at the date of this Form 10-K/A, our interest has been reduced to 17.67% as a result of the Maricunga JV with Lithium Power International Limited. The Maricunga Project consists of approximately 1,888 hectares, and is located in the northeast section of the Salar de Maricunga, the second largest lithium-bearing salt brine deposit in Chile. It consists of Minera Li´s 60% controlling interest in SLM Litio 1-6 (1,438 hectares - highlighted in blue on the map below) and the Cocina Mining Concessions (450 hectares - highlighted in green on the map below).

Location

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

Geology

The Maricunga basin comprises a large drainage basin with an area of approximating 2,200 km2. It is structurally controlled to the west by mountains which have been raised by inverse faults that expose a basement sequence ranging in age from Upper Paleozoic to Lower Tertiary. To the southeast, the basin limit coincides with the Chilean-Argentine frontier, which is defined by a line of volcanic complexes with elevations up to 6,749 m (Nevada Tres Cruces) and a range of ages between 26 Ma and 6 Ma. Some of the volcanic complexes are associated with the characteristically auriferous mineralization of the Maricunga Belt. The eastern limit of the basin is marked by the Cordillera Claudio Gay, a North-South trending mountain chain resting on a basement of Middle to Upper Paleozoic rocks and exposing deformed volcanoclastic sequences of Upper Oligocene to Lower Miocene rocks which represent remnants of the volcanic arc preserved on the margins of the Maricunga basin.

The Salar de Maricunga is located in the northern part of the Maricunga basin and covers some 140 km2. The Salar is surrounded by alluvial deposits on the north, east and south, and by volcanic deposits on the west. Salar de Maricunga is classified as a mixed type salar of the Na-Cl-Ca/SO4 system. The brines from Maricunga are solutions saturated in sodium chloride with total dissolved solids (TDS) of 26% (316 g/L) as an average, although in most areas exceeding 27%. The average density is 1.200 g/cm3. The lithium content in the brine typically exceeds 1,200 mg/L. The other components present in these brines, which constitute an aqueous complex system and exist also in other natural brines in Argentina, Bolivia and Chile are the following: K, Li, Mg, Ca, SO4, HCO3 and B, which below pH 7 exists predominantly as un-dissociated H3BO3. Interesting values of strontium (mean of 290 mg/L) also have been detected by ICP analysis in the Maricunga brine.

The Salar itself is in-filled with alternating sequences of evaporates and clastic sediments. The salar exhibits a typical halo structure for a semi-mature salar with clastic sediments on the periphery, transitioning to a halite nucleus. As is typical for such mixed-type salars, clastic sediments underlie and interbed with the halite. Results of drilling carried out on the SLM Litio 1-6 tenements indicate the presence of an upper mixed halite sequence that consists of highly fractured-to-massive halite beds and halite mixed with clay and silt-sized sediments with a combined thickness from 3 m to 66 m. This upper zone is underlain by a sequence of silt and clays that are inter-bedded with coarser grained sands, gravels, conglomerates, and volcanic ashes.

Exploration Work Performed

In December 2011, we effected a timely completion of the $8 million Phase One of our Exploration and Development Program, on the SLM Litio 1-6 concessions. We reported the initial results from brine samples taken during the sonic and reverse circulation well drilling program that was initiated in October 2011.

Exploration work conducted on the property in 2011 consisted of the following:

•	23 line km of seismic tomography survey to define basin lithology/stratigraphy and basin geometry;

•	900 m of sonic drilling;

•	915 m of reverse circulation (RC) drilling; and

•	Six test trenches to 3 m depth to conduct 24-hour shallow pumping tests.

The objectives of the 2011 drilling campaign were to carry out drilling on a specified grid to allow the estimation of measured “in-situ” brine resources over the SLM Litio 1-6 concessions in the Salar de Maricunga. The drilling method selected was based on the need to allow for the collection of continuous core from which “undisturbed” samples at specified depth intervals could be prepared for laboratory porosity analyses and for the collection of depth-representative brine samples at specified depth intervals without possibility of contamination by drilling fluids.

Six sonic boreholes were completed to a depth of 150 m. Undisturbed samples were collected from the sonic core at three meter intervals for porosity analyses (318 samples). Brine samples were collected during the sonic drilling at three meter intervals for chemistry analyses (431 primary main samples and 192 QA/QC samples). All sonic boreholes were completed as observation wells on completion of drilling.

A total of 915 m of exploration RC drilling was carried out for the collection of chip samples for geologic logging, brine samples for chemistry analyses and airlift data to assess relative aquifer permeability. The RC boreholes were completed as observation wells for use during future pumping tests. Two test production wells were installed to a total depth of 150 m each for future pumping trials.

A seismic tomography survey was carried out (23-line km) to help define basin lithology and basin geometry. Six test trenches were completed to a depth of 3 m to carry out shallow pumping trials. 24-hour pumping tests were carried out in each trench.

Evaporation test work was initiated on the Maricunga brine at the University of Antofagasta to evaluate the suitability of conventional brine processing techniques. Test work was also initiated by Li3’s strategic partners to evaluate the application of proprietary technology on the recovery of lithium. This test work continued throughout 2012 and 2013 until sufficient test results were collected. Testing of this technology performed by POSCO on brine extracted from the SLM Litio 1-6 concessions of the Maricunga Project, showed that it increases the lithium recovery rate from a maximum of 50% using traditional evaporation ponds to more than 80%, and the lithium carbonate produced is more than 99.9% pure. The Maricunga JV plans to assess the use of this technology to gain efficiencies in exploiting lithium from the Maricunga Project, however there is currently no agreements in place with POSCO regarding the use of this technology by the Maricunga JV or its participants . Meanwhile, test work completed to date indicates that conventional solar evaporation methods will be suitable for brine concentration on the Maricunga Project.

The assay results from the 2011 exploration program were as follows:

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

-	It is the recommendation of the authors that a full feasibility study be completed for the Project.

In March 2013, we received approval of the environmental impact declaration for SLM Litio 1-6 from the Chilean Environmental Authority.

Exploration work conducted across the SLm Litio 1-6 and Cocina mining concession and the larger salar de Maricunga area in 2015 consisted of:

•	6 AMT lines (75 km) with stations spaced between 200 m and 250 m apart; and 15 TEM soundings;

•	the establishment of a program of sampling and monitoring points across the salar; and

•	long term pump testing at Pumping Wells P1 and P2.

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

As part of the Transaction, Minera Li and MSB agreed to contribute their Maricunga lithium brine assets to the Maricunga JV and LPI agreed to contribute $27.5 million in cash to the Maricunga JV to cover exploration and development costs for the next 2.5 years until the completion of a definitive feasibility study in late 2018. Following the completion of the Transaction, Li3 will own a direct 17.67% equity interest of the Maricunga JV, with LPI and MSB owning 50.0% and 32.33%, respectively. Li3 will be entitled to appoint one director of the Maricunga JV (so long as it holds at least 10% of the equity interests of the joint venture), with LPI and MSB holding three and two director seats, respectively. The ownership interest of parties in the Maricunga JV are outlined in the following graphic:

On September 7, 2016, the Maricunga JV entity, Minera Salar Blanco SA (“MSB SA”), a Chilean company, was incorporated and Minera Li has transferred all of its Maricunga Project assets to MSB SA as consideration for 36.05% of the shares in MSB SA. MSB also transferred its 36% interest in SLM Litio 1-6, resulting in MSB SA owning 96% of SLM Litio 1-6 and 100% of the Cocina Mining concessions. The remaining 4% interest in SLM Litio 1-6 is held by private individuals in Chile. MSB and LPI also contributed several adjacent properties owned by them to MSB SA, which are also included in the Maricunga Project. LPI and MSB currently hold 13.95% and 50%, respectively, of the shares in MSB SA. Following the planned dissolution of Minera Li, Li3 will receive 49% share of Minera Li’s shares in MSB SA (being 17.67%), with MSB receiving 51%.

Maricunga Project Quality Assurance Program

Sampling and sample preparation protocols for the Sonic Drilling and Reverse Circulation (RC) Drilling Programs were developed by Don Hains, Professional Geologist ("P.Geo"), Frits Reidel, Certified Professional Geologist ("CPG,") and Pedro Pavlovic, Chemical Engineer. All protocols were implemented at the start-up of the drilling programs in October 2011 under the supervision of Frits Reidel, CPG and included extensive day to day training and supervision of Li3 field staff and experienced MWH hydrogeologists and field technicians. Frits Reidel, CPG was present throughout the drilling program on regular intervals to review the day to day execution of these protocols.

A full QA/QC program for monitoring accuracy, precision and potential contamination of the entire brine sampling and analytical process was implemented. Accuracy, the closeness of measurements to the “true” or accepted value, was monitored by the insertion of standards, or reference samples, and by check analysis at an independent (or umpire) laboratory.

Precision of the sampling and analytical program, which is the ability to consistently reproduce a measurement in similar conditions, was monitored by submitting blind field duplicates to the primary laboratory. Contamination, the transference of material from one sample to another, was measured by inserting blank samples into the sample stream at site. Blanks were barren samples on which the presence of the main elements undergoing analysis has been confirmed to be below the detection limit.

Approximately 31% of the 623 samples submitted for chemical analysis were quality control samples. The QA/QC procedures adopted for the Maricunga Project are discussed below, and included the following:

Three standards (A, B and C), or reference samples, were inserted at a frequency of 1 in 15 samples (1/3 of each type of standard, randomly inserted). The specially prepared samples were submitted to five laboratories as a Round Robin (each analyzing five 1-L sub-samples from each type of standard) to establish an accepted mean and standard deviations for the analytical variables.

The University of Antofagasta made an internal check on overall analytical accuracy for the primary constituents of the brine by using ion balance. This calculation was checked and also the ratio of measured to calculated TDS was added as another procedure for checking the correctness of analyses.

Duplicate samples at a frequency of 1 in 10 samples in the analysis chain were submitted to the University of Antofagasta as unique samples (blind duplicates) to monitor precision.

Stable blank samples (distilled water) were inserted at a frequency of 1 in 30 samples to measure cross contamination.

Duplicates at a frequency of 1 in 10 samples, and including blind control samples (a total of 70 samples), were submitted to the secondary laboratory (Alex Stewart in Mendoza) as check samples (external duplicates).

Development Plan for the Maricunga JV Project

The following table outlines the anticipated development timetable, pending development phases and the corresponding anticipated budgets for the Maricunga project. The work program will be funded by Lithium Power International for the next $15 million required, pursuant to their obligation to provide funding in that remaining amount in order to earn their 50% interest in the project. Minera Salar Blanco SpA will continue to serve as operator of the Maricunga project and is charged with executing the work program on behalf of the Maricunga JV. The work program will be supervised by Mr Frits Reidel, M. Sc., CPG, of FloSolutions S.A.C. Mr. Reidel is hydrogeologist with 29 years of working experience on water and infrastructure related projects in the Americas. His extensive experience in the evaluation of brine resources includes involvement with the initial resource evaluation and feasibility of Salar de Hombre Muerto (FMC Lithium) during 1992-1993, membership on the Technical Committee of Lithium Americas Corp for the exploration and brine resource evaluation of Salar de Cauchari during 2009-2010; and participation in the resource evaluation for the Feasibility Study of Salar de Olaroz (Orocobre Ltd.) in 2010-2011. He has served as Qualified Person on the Salar de Maricunga Lithium Project for Li3 Energy and Minera Salar Blanco since 2011 and on the Sal de los Angeles Project for LiX Energy since 2016. Mr. Reidel is a Qualified Person as defined under Canadian National Instrument 43-101 (Standards of Disclosure for Mineral Projects). He is a partner of Flo Solutions and acts as General Manager for Flo Solutions' Chile operations.

MSB initiated a phased work program in August 2016 to complete the Project’s definitive feasibility study and and environmental impact assessment. The first phase of this program consisted of a brine resource evaluation including exploration drilling and well testing focused on the Cocina, San Francisc, Salamina and Despreciada mining claims as follows:

•

Four exploration holes (S-1A, S-2, S-18, and S-20) for a total of 627 m were drilled using the sonic method (4”x6” system). Core recovery took place in 1.5 m runs in alternating plastic sleeves and lexan liners. The overall achieved sonic core recovery was 92.5%. Undisturbed samples were cut from the lexan core at 3 m depth intervals. Brine sampling during the sonic drilling took place at 6 m depth intervals. Each sonic borehole was completed as a piezometer through the installation of 2-inch diameter blank and screened polyvinyl chloride (PVC) casing;

•

Nine exploration holes (S-3, S-3A, S-5, S-6, S-10, S-11, S-13, S-19 and S-21) for a total of 1,794 m were drilled using the tricone rotary method at 3-7/8 and 5-1/2 inch diameter; HWT casing was installed in each borehole to selected depths as required to provide adequate borehole stability. Drill cuttings were collected at 2 m intervals. Brine samples were collected a 6 m interval. Six of the nine exploration holes were completed as piezometers through the installation with 2-inch diameter blank and screened PVC casing;

•

Five holes (S-8, S-12, S-15, S-16, and S-17) for a total of 120 m were drilled using the Reverse Circulation (RC) method at 5-1/2 inch diameter. Drillings cutting were collected at 2 m intervals; brine sampling took place at selected depth intervals. All five holes were completed as piezometers through the installation with 2-inch diameter blank and screened PVC casing;

•

One production well (P-4) was drilled at 17-1/2 inch diameter to a depth of 180 m using the flooded reverse method. The well was completed with 12-inch diameter PVC blank and screened production casing. The screened interval of the well was completed in the lower semi-confined to confined aquifer, below the upper halite mix zone;

•

One 30-day pumping test was carried on production well P-4 at a pumping rate of 25 l/s. Water level measurements were made in adjacent monitoring wells P4-1 (lower aquifer completion), P4-2 (upper halite), P4-3 (upper halite) and P4-4 (upper halite) during the 30 day pumping test;

•

One 7-day pumping test was carried out on previously drilled production well in P-2 at a flow rate of 45 l/s. A packer was installed in the well at 40 m depth so that brine inflow during the pumping test was limited to the upper halite aquifer. Water level measurements were made in four adjacent monitoring wells during the 7-day pumping test;

•

A regional gravity survey was carried out along six profiles for a total of 75 line km across the Salar. The station spacing along the profiles varied between 250 m and 500 m. The objective of the gravity survey was to help define the geometry of the bedrock contact in the Salar;

•

531 brine samples were sent to the University of Antofagasta and Alex Steward Assayer in Argentina for laboratory chemistry analysis. 371 brine samples were from the exploration drilling; the remaining samples were quality assurance/quality control samples (incl. Round Robin, duplicates, blank and standards); and

•

170 undisturbed samples from the sonic core were analyzed by Geo Systems Analysis (GSA) for total and drainable porosity, grain size and dry and bulk densities. An additional 200 samples (tri-cone chip samples) were analyzed by GSA for grain size and other hydraulic parameters.

Subsequent to the period, during the spring of 2017, initial results of testing completed during the work program were received, and on July 12, 2017, MSB and LBI published a Joint Ore Reserves Committee (“JORC”) resource estimate based on the exploration results As at the date of this Annual Report on Form 10-K/A, Li3 is evaluating the results of the JORC resource estimate.

Regulation of Mining in Chile

Regulatory Framework

The regulatory framework governing the exploration and extraction of mineral resources in Chile consists of the following key legislation:

•	The Political Constitution of the Republic of Chile, which provides the legal basis for mining legislation, as it expressly stipulates that ownership of a mining concession is protected by the constitutional guarantee related to property rights.

•	The Organic Constitutional Law on Mining Concessions, which describes in general terms what mining concessions are, their duration and expiration, and the rights and obligations of titleholders.

•	The Chilean Mining Code, which addresses topics covered in the Organic Constitutional Law on Mining Concessions in more detail, and sets out:

• the procedure for obtaining exploration and exploitation concessions;

• how such concessions are protected; and

• the regime governing contracts related to mining operations.

•	The rules that complement those of the Mining Code, the Mining Code Regulations, which explain the different requirements needed to exercise the rights and comply with the duties stated in the Code, and detail the phases of each procedure.

•	The Mining Safety Regulation contained in Supreme Decree No 132/2004, whose objective is to protect the life and physical integrity of those who work in and are related to the mining industry, as well as to protect facilities and infrastructure that allow mining operations and their continuance.

The Regulation on the System of Environmental Impact Assessment and some provisions of the Water Code, Health Code and Labour Code are also applicable to mining operations.

Regulatory Authorities

The main authority responsible for the regulation of mining activities in Chile is the National Geology and Mining Service (Servicio Nacional de Geología y Minería), which serves as an adviser to the Ministry of Mining on geology and mining issues. Some of its duties are to keep a record of mining concessions granted and to supervise compliance with the Mining Code Regulations, among others. Other public entities involved in the regulation of mining operations include the Environmental Assessment Service and the Superintendence of Environmental Affairs.

Ownership of Mining Concessions

The state has absolute, exclusive and inalienable rights over all mines, which cannot be taken away by prescription or lapse of time (Mining Code). This is regardless of any claim by natural or legal persons over lands within which mines are located. However, a person (natural and/or legal) can obtain exploration and exploitation mining concessions, regardless of who owns the land.

This means that there is an absolute distinction between the ownership of surface land and ownership of the mining concession granted within the same piece of land. As a result, the land owner and the mining concession owner can co-exist if they are different persons. Mining law stipulates that land ownership is subject to the obligations and limitations established by law to facilitate mining exploration and exploitation as well as mineral processing via, for example, mining easements.

Chilean Mining Leases, Licenses and Concessions

As in most jurisdictions, a mining concession in Chile is a right against all persons, which is different to and independent from the ownership of the surface land, even if both rights belong to the same person, and as such is enforceable against the state and all persons (Article 2, Mining Code). Mining law also prescribes that surface property is subject to the obligations and limitations established by law to facilitate mining exploration, exploitation and mineral processing.

Chilean mining legislation allows two types of mining concessions:

•	Exploration concession. This type of concession grants its holder the exclusive right to investigate and prospect the existence of all mineral substances for which concessions can be granted.

•	Exploitation concession. This type of concession grants its holder an exclusive right to:

	•	freely explore and exploit the concession, having previously obtained the corresponding permits and complied with all legal and regulatory obligations, and;

	•	become the owner of all the mineral substances extracted from land within the limits of the exploitation concession.

In general, both types of mining concession can be subject to any type of contract, such as a mortgage, lease agreement or purchase and sale agreement.

Exploration concessions last for two years from the date of grant, although they can be renewed for another two years. Exploitation concessions do not expire, provided that the right holder pays applicable annual taxes. If the holder fails to pay these taxes, the concession is auctioned off.

Concession Fees

An application fee must be paid after the filing of a request for a mining concession, and its amount depends on whether it is an exploration or an exploitation concession, as well as on the area it covers (measured in hectares).

The payment unit is calculated on 1/100 of a Monthly Tax Unit (MTU), a Chilean inflation-linked currency (1 MTU is about US$80), and the rate is applied through a progressive tax system.

For instance, the application fee for an exploration concession of over 3,000 hectares is 4/100 MTU per hectare, while the application fee for an exploitation concession of over 600 hectares is 5/100 per hectare.

In addition, after the mining concession is granted, the titleholder must pay an annual licence fee of 1/50 MTU per hectare for an exploration concession and 1/10 MTU per hectare for an exploitation concession. However, if the mining exploitation concession relates to non-metallic substances, the amount payable is 1/30 MTU per hectare.

Concession holders are not liable to third parties for non-payment of their licence fee.

Concession Restrictions

The general principle under Chilean mining law is that all metallic and non-metallic substances can be the object of a mining concession, in whatever form they may be naturally found. However, there are certain mineral substances that are reserved only to the owner of the surface land, such as surface clays. Concessions cannot be granted in relation to hydrocarbons (either liquids or gases), lithium, underwater deposits and mineral deposits of any kind located wholly or partially within areas defined by law as relevant for national security.

The Mining Law prohibits the overlap of mining concessions owned by different titleholders. It sets out different mechanisms and procedures to protect the preference of the first applicant and annul or cancel mining concessions requested or granted after that.

Finally, there are some legal restrictions regarding foreign ownership of lands located in border areas. However, Chile has signed a Mining Integration and Complementation Treaty with the Republic of Argentina.

How are leases, licenses or concessions awarded?

Mining concessions are granted by a judicial resolution issued at a non-contentious proceeding.

Applications for exploitation and exploration concessions begin with a request filed by any person interested in undertaking a mining activity before the court in whose jurisdiction the concession will be located, providing the exact geographical location of the area to be explored or exploited. Requests must be registered in the Registry of Mining and published in the Mining Gazette, and the applicant must then pay the application fees. After this, the file is sent to the National Geology and Mining Service for it to issue a report either in favour or against the grant of the mining concession. If the report is favourable, the court grants the concession by a final judgement that must also be registered in the Registry of Mining and published in the Mining Gazette.

If the above procedure is not complied with, the concession may be subject to cancellation at the request of any third parties who notice omissions or illegalities in the procedure.

Environmental Protection Requirements

Generally, the environmental protection measures that mining companies must adopt depend on the environmental components that may be affected by the mine's operation, such as water resources that might be polluted by mining waste, or communities settled nearby that could be affected in any way by the operations. Prior to exploration or exploitation of any concession, we must prepare and present an impact study to the environmental evaluation service (Servicio de Evaluacion Ambiental or “SEA”), which, after a detailed process of review and revision, may issue a resolution of environmental qualification (Resolucion de Calificacion Ambiental or “RCA”). This document is required for any mining project.

With regards to mining waste, the most important issues are the location and construction of the waste dump and the functioning and maintenance of tailings dams.

The Health Code requires the prior approval of the National Health Service for the construction of a waste-treatment plant of any kind. The Mining Safety Regulation requires that the stability of waste dump projects be guaranteed and that the highest safety measures are adhered to with regards to their construction and expansion. Such projects must be reviewed and approved by the National Mining and Geology Service.

There is a specific regulation on the construction and operation of tailings dams, Supreme Decree No 248/2007, which establishes procedures for the approval of tailings dams projects and requirements for their design, construction, operation and closing that guarantee the safety of people and assets.

Health and safety requirements

All health and safety regulations related to mining activity are contained in the Mining Safety Regulations, although there are some provisions of the Labour Code and Health Code that are also binding, as well as specific regulations in other Chilean legislation, such as that relating to tailings dams (see Question 6).

Some of the most important regulations on health and safety matters concern:

•	The obligation to train workers to operate heavy machinery and work in high altitude conditions;
•	The need for proper signage at work sites;
•	The need for proper facilities and evacuation procedures; and
•	The need for an adequate system for the treatment and disposal of all types of waste.

Foreign ownership restrictions

Chilean legislation does not restrict foreign investment and ownership of mining concessions in any way. On the contrary, foreign investment is encouraged and welcomed.

Under the Foreign Investment Statute (Decree Law No 600) and Chapter XIV of the Foreign Exchange Regulations of the Chilean Central Bank, a foreign investor and the Chilean state must sign a foreign investment contract that sets out the parties' rights and obligations. The investor's obligations include bringing the investment capital into the country within a specified amount of time and in a previously determined form. The state guarantees that the investor will not be discriminated against in economic matters, among others.

Taxes and Royalties

Apart from the application fees and annual license fees that interest holders must pay, Chilean taxation law recognizes three types of miners, which are subject to different tax regimes:

•	Small artisanal miners pay a single tax that is calculated on gross sales, with rates of 1%, 2% or 4% of copper's international price. For mineral products without copper, gold or silver content the rate is 2%;

•	Medium level miners are subject to a presumed income tax regime under which taxes are paid on the basis of gross annual sales. Depending on the average price of a copper pound (referential payment unit determined by the Chilean Copper Commission), the tax base/presumed income of a copper miner can be 4%, 6%, 10%, 15% or 20% of gross annual sales. The tax rate is 20% of such presumed income; and

•	Major miners pay taxes on their effective income, at the rate of 20%.

In addition, interest holders must pay a royalty calculated on the basis of production and sales levels. For instance, copper mining producers whose sales are less than 12,000 metric tons of copper per year are exempt from payment of the royalty, while mining producers whose sales levels are between 12,000 and 50,000 metric tons of copper per year pay between 0.5% and 4.5% of their operational taxable income.

Import and Export Duties

All income derived from the importation and exportation of mineral resources is included in the general tax regime. There are no additional taxes or specific regulations regarding the import and export of mineral resources.

While the current plan for the Maricunga Project is to exploit lithium and potash from both SLM Litio 1-6 and the Cocina Mining Concessions, if no permit for lithium exploitation is obtained for SLM Litio 1-6, the Maricunga JV plans to produce lithium carbonate and potash from the Cocina Mining Concessions in conjunction with producing potash only from SLM Litio 1-6.

The majority of the past and current technical work performed on the project is applicable to the production of lithium and/or potassium. Potassium exploitation does not require special permits and it is exploitable via regular mining concessions, according to the CMC. Initial estimations suggest that a potash project may be economically feasible. However, there can be no assurance that the Maricunga JV will be able to obtain the permits necessary to exploit any minerals that it discovers in a timely manner, or at all.

Permitting and Regulation of the Maricunga Project Concessions

When the 1983 Chilean Mining Code was introduced to replace the Mining Code of 1932, lithium was considered a strategic metal, because of its potential application to power generation by nuclear fusion. Therefore the Mining Code established that lithium is "non-concessible", which means that no mining concessions can be granted for exploring or exploiting lithium, except in certain cases that are stated in the Code.

More specifically, the Mining Code and the Organic Constitutional Law on Mining Concessions provide that lithium may not be granted in a mining concession initiated after January 1, 1979. As a result, only mining exploitation concessions initiated before January 1, 1979 are authorized for the exploitation of lithium. For all other cases, the Mining Code establishes the reserve of lithium to Chile and expressly provides that the exploration or exploitation of “non-concessible” substances (including lithium) can be performed only directly by the State of Chile, or its companies, or by means of administrative concessions or special operation contracts, fulfilling the requirements and conditions set forth by the President of Chile for each case.

Additionally, Law 16,319, which created the Chilean Nuclear Energy Commission (the “NEC”), provides in its Article 8 that, for reasons of national interest, any act or contract in connection with lithium will require the previous authorization of NEC (or have NEC as a party thereto). Once any such authorization is granted to an applicant, NEC is not authorized to amend it or terminate it, nor the applicant to assign it, for reasons other than those set forth in the resolution granting it.

As a result of the above provisions, the Maricunga JV is currently only authorised to exploit lithium from the Cocina, San Francisco, Despreciada and Salamina Mining Concessions (collectively the “1932 Code Concessions”) but not from the SLM Litio 1-6 concessions. Because the constitution process of the 1932 Code Concessions was initiated before January 1, 1979, lithium exploitation is authorized in the area covered by the 1932 Code Concessions. However, because the constitution process of SLM Litio 1-6 was initiated in 2000, lithium exploitation is not authorized in the area covered by such concessions. All other minerals on the SLM Litio 1-6, San Francisco, Despreciada and Salamina properties are concessible, assuming all requisite permits are obtained.

Legislative and Regulatory Developments Relevant to the SLM Litio 1-6 Concession

In June 2012, the Ministry of Mining established its first ever auction for the award of lithium production quotas and licenses (Special Lithium Operations Contracts, or “CEOL”) which would permit the exploitation of an aggregate of 100,000 tons of lithium metal (approximately 530,000 tons of lithium carbonate equivalent) over a 20 year period, subject to a 7% royalty. In September 2012, our Company formed a consortium consisting of Li3, POSCO, Daewoo International Corp, and Mitsui & Co. (the “Consortium”) for the purpose of participating in such CEOL auction. As required under the rules established by the Ministry of Mining, the Consortium submitted its bid for the CEOLs and in September 2012, the Company was informed that the Consortium’s bid was not the winning bid.

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

More recently, in June 2014, Chile´s President and Minister of Mining signed a decree for the establishment of the National Lithium Commission, with the objective of recommending a new state policy for the exploitation of lithium and promotion and development of new projects in Chile. In January 2015, the National Lithium Commission issued its report and, as a result, the Chilean government is to consider working alongside companies from the private sector to develop the country's lithium reserves, increase production and secure the long-term sustainability of Chile's lithium industry. Since then, the Chilean government has continued to announce upcoming changes to the legislation in favor of advancing new lithium projects. We believe this is a positive step forward in the continued efforts of seeking a permit to exploit lithium from SLM Litio 1-6. Minera Li continues to seek a permit for SLM Litio 1-6, however, if no permit for lithium exploitation is acquired, the Maricunga JV plans to develop and exploit potassium from this property.

Summary of Permits Required for Maricunga Project:

In light of the above described regulation, the material permits currently required for the exploitation of lithium at the Maricunga Project include the following

For the SLM-Lithio 1-6 Concessions:

•	Exploitation concession, acquired by a judicial resolution issued at a non-contentious court proceeding;
•	Special lithium operation contract (Contrato Especial de Operaciones de Litio, or “CEOL”) obtained from the President of Chile; and
•

Permission of the Chilean Nuclear Energy Commission (Permiso de la Comisión Chilena de Energía Nuclear or “CCHEN”), that authorizes the amount of production and sales of lithium extracted from a certain area of the salar.

For the SLM-Lithio 1-6 Concessions and the Cocina, San Francisco, Despreciada, and Salamina Mining Concessions

•

A resolution of environmental qualification (Resolucion de Calificacion Ambiental or “RCA”) must be obtained from the environmental evaluation service (Servicio de Evaluacion Ambiental or “SEA”) following the submission of an environmental impact assessment (“EIA”) prior to exploration or exploitation of any mining concession. The review and approval process period of the EIA by the SEA is generally eight to 12 months;

•	Approval by the National Health Service for the construction of a waste-treatment plant; and
•	Sectorial permits which need to be obtained from the local authorities in the III Region of Chile (as a matter of formality) once the EIA approval is obtained and before construction is initiated.

Except where otherwise indicated, timeframes for obtaining the described permits are unknown.

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

We currently retain 49% ownership of Minera Li (previously a 100% owned subsidiary), pending its dissolution pursuant to the terms of the Maricunga JV.

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

The Maricunga Project is currently in the feasibility phase, seeking to define the type, extent, location and value of deposits.

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

__________

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

On July 20, 2016, Minera Salar Blanco S.A (MSB) entered into an agreement in principle with Lithium Power International Limited (“LPI”), an Australian company, regarding a joint venture to explore and develop the Maricunga Project in accordance with a term sheet dated July 14, 2016. On August 30, 2016, Li3 entered into an agreement with MSB, pursuant to which, Li3 and MSB, as the current shareholders of Minera Li, agreed to proceed with the transactions contemplated by the term sheet (the “Transaction”), resulting in a restructuring of the parties respective positions in the Maricunga project.

As part of the Transaction, Mineral Li and MSB agreed to contribute their Maricunga lithium brine assets to a new joint venture (the “Maricunga JV”) and LPI agreed to contribute $27.5 million in cash to the Maricunga JV to cover exploration and development costs for the next 2.5 years until the completion of a definitive feasibility study in late 2018. Following the completion of the Transaction, Li3 will own a direct 17.67% equity interest of the Maricunga JV, with LPI and MSB owning 50.0% and 32.33%, respectively. Li3 will be entitled to appoint one director of the Maricunga JV (so long as it holds at least 10% of the equity interests of the joint venture), with LPI and MSB holding three and two director seats, respectively. The ownership interest of parties in the Maricunga JV are outlined in the following figure:

Pursuant to the Shareholders Agreement, LPI has agreed to provide funding for Li3’s share of the development of the Maricunga Project until construction permits are in place. To continue developing the property from the permit stage into a producing mine, Li3 will need to fund its 17.7% share of the development costs or risk dilution of its 17.7% ownership interest. Li3 currently does not have any contracts or firm commitments for additional financing. There can be no assurance that additional financing will be available in amounts or on terms acceptable to Li3 in order to prevent dilution of our ownership interest.

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

The following table provides information as of June 30, 2016, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Number of
securities
	Number of securities	Weighted- average	remaining available for
	to be issued upon	Exercise price of	future issuance under equity
	exercise of	Outstanding	compensation
	outstanding options,	options, Warrants	plans(excluding securities
	warrants and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	916,666	$0.23	633,334
Equity compensation plans not approved by security holders	-	-	-
Total	916,666	$0.23	633,334

__________

(1)	Represents the 2009 Equity Incentive Plan.

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

General and administrative expenses

Our general and administrative expenses for the years ended June 30, 2016 and 2015 consisted of the following:

	June 30,	June 30,	Increase
	2016	2015	(Decrease)
Rent	$(439)	$30,804	$(31,243)
Office expenses	909	6,089	(5,180)
Communications	5,658	17,266	(11,608)
Travel expenses	28,725	81,662	(52,937)
Legal fees	189,244	175,908	13,336
Accounting & finance fees	58,407	69,829	(11,422)
Audit fees	47,300	58,355	(11,055)
Other professional fees	171,159	156,207	14,952
Marketing & investor relations	2,349	76,043	(73,694)
Directors fees	112,678	196,458	(83,780)
Bank fees	3,586	6,245	(2,659)
Salaries & wages	135,703	445,822	(310,119)
Stock-based compensation	84,171	232,843	(148,672)
Depreciation & amortization	-	322	(322)
Penalties	-	(160,000)	160,000
Other	(4)	(3,425)	3,421
	$839,446	$1,390,428	$(550,982)

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

Summary Compensation Table

							Change
							in
							Pension
							Value
							and Non-
						Non-Equity	qualified
						Incentive	Deferred
	Year			Stock	Option	Plan	Compensation	All Other
Name and Principal	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Position	June 30,	($)	($)	($)	($)	($)	($)	($)	Total ($)
Luis Francisco Saenz	2016	31,250	-	31,250	-	-	-	3,803	66,303
Chief Executive Officer (1)	2015	190,625	-	153,125	-	-	-	4,649	348,399

Luis Santillana	2016	28,927	-	18,840	-	-	-	6,643	54,410
Chief Financial Officer (2)	2015	141,530	-	80,813	-	-	-	4,522	226,865

________

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

53

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

____________

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

57

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

________

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

__________

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

64

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

10.57	Agreement and Plan of Merger by and among the Registrant, Blue Wolf Mongolia Holdings Corp. and Blue Wolf Acquisition Sub dated May 21, 2013 (34)

10.58	Shares Purchase-Sale of Minera Li Energy SPA from Li3 Energy, Inc. to BBL SPA, dated January 27, 2014 (35)

10.59	Third Extraordinary Shareholders Meeting of Minera Li Energy SPA, dated January 27, 2014 (35)

10.60	Shareholders´ Agreement of Minera Li Energy SPA, dated January 27, 2014 (35)

10.61	Assignment of Contentious Rights and Credit Sociedad Legal MineraLitio 1 de la Sierra Hoyada de Maricunga and Others and Inversiones Tierras Raras SPA, dated January 27, 2014 (35)

10.62	Form of Registration Damages Settlement Agreement between Registrant and certain shareholders of the Company who participated in a private placement with the Company in April and May of 2011 (36)

10.63	Loan Contract and Pledge Without Transfer of Possession between BBL SpA and the Company, dated February 3, 2015 (36)

10.64 †	Amendment No. 1 to Employment Services Agreement between the Registrant and Luis Saenz, dated April 8, 2015 (37)

10.65 †	Amendment No. 1 to Employment Services Agreement between the Registrant and Luis Santillana, dated April 8, 2015 (37)

10.66	Compensation, Debt Recognition, Cancelation of Debt and Incorporation of Lien Without Displacement from Minera Salar Blanco SpA to Li3 Energy, Inc, dated January 19, 2016 (38)

10.67	Modification of the Shareholders Agreement Minera Li Energy SpA, dated January 19, 2016 (38)

10.68	Amendment No. 2 to Employment Services Agreement between the Company and Luis Saenz, dated March 4, 2016 (38)

10.69	Amendment No. 2 to Employment Services Agreement between the Company and Luis Santillana, dated March 4, 2016 (38)

10.70	Form of Convertible Promissory Note, May 2016 (39)

10.71	Form of Convertible Promissory Note, June 2016 (40)

10.72	Agreement by and between Minera Salar Blanco S.p.A. and Li3 Energy, Inc., dated August 30, 2016 (41)

10.73	Amendment to Agreement between Minera Salar Blanco S.p.A. and Li3 Energy, Inc., dated October 5, 2016. (42)

10.74*

Investment Agreement dated September 12, 2016 by and among Minera Salar Blanco S.p.A, Minera Salar Blanco S.A., Minera Li Energy SpA, Lithium Power Investiones Chile SpA, and Lithium Power International Limited. (*)

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

___________

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

(28)	Filed with the Securities and Exchange Commission on October 10, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(29)	Filed with the Securities and Exchange Commission on September 21, 2012 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(30)	Filed with the Securities and Exchange Commission on October 15, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

(31)	Filed with the Securities and Exchange Commission on September 13, 2012 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(32)	Filed with the Securities and Exchange Commission on March 21, 2013 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(33)	Filed with the Securities and Exchange Commission on May 1, 2013 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(34)	Filed with the Securities and Exchange Commission on May 21, 2013 as an exhibit to the Registrant’s current report on Form 8-K which exhibit is incorporated herein by reference.

(35)	Filed with the Securities and Exchange Commission on May 15, 2014 as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(36)	Filed with the Securities and Exchange Commission on May 15, 2015 as an exhibit to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(37)	Filed with the Securities and Exchange Commission on April 9, 2015 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(38)	Filed with the Securities and Exchange Commission on March 7, 2016 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(39)	Filed with the Securities and Exchange Commission on May 19, 2016 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(40)	Filed with the Securities and Exchange Commission on June 20, 2016 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(4 1 )	Filed with the Securities and Exchange Commission on September 12, 2016 as an exhibit to the Registrant’s current report on Form 8-K , which exhibit is incorporated herein by reference.

(4 2 )	Filed with the Securities and Exchange Commission on October 11 , 2016 as an exhibit to the Registrant’s current report on Form 8-K , which exhibit is incorporated herein by reference.

*	Filed herewith.

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

Li3 ENERGY, INC.

Dated: August 9, 2017	By:	/s/ Luis Saenz
Luis Saenz
Chief Executive Officer
(principal executive officer)

	By:	/s/ Luis Santillana
Luis Santillana
Chief Financial Officer
(principal financial officer and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luis Saenz	Chief Executive Officer (principal	August 9, 2017
Luis Saenz	executive officer), and Director

/s/ Patrick A. Cussen	Director	August 9, 2016
Patrick A. Cussen

/s/ Patricio A. Campos	Director	August 9, 2016
Patricio A. Campos

/s/ David G. Wahl	Director	August 9, 2016
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

